Form 10-Q
period 2020-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2020-08-10
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No  ☒
Number of shares outstanding as of July 31, 2020: 106,932,557

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

(DOLLARS IN THOUSANDS)	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$497,412	$606,823
Restricted cash	10,122	17,122
Trade receivables (net of allowances of $21,056 and $16,428, respectively)	961,568	876,197
Inventories: Raw materials	600,747	565,071
Work in process	49,204	44,532
Finished goods	515,909	513,465
Total Inventories	1,165,860	1,123,068
Prepaid expenses and other current assets	377,623	319,334
Total Current Assets	3,012,585	2,942,544
Property, plant and equipment, at cost	2,698,097	2,690,768
Accumulated depreciation	(1,342,478)	(1,303,848)
	1,355,619	1,386,920
Goodwill	5,348,623	5,497,596
Other intangible assets, net	2,681,087	2,851,935
Other assets	591,216	608,416
Total Assets	$12,989,130	$13,287,411
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings, overdrafts, and current portion of long-term debt	$185,200	$384,958
Accounts payable	550,533	510,372
Accrued payroll and bonus	89,375	102,704
Dividends payable	80,173	80,038
Other current liabilities	438,891	474,118
Total Current Liabilities	1,344,172	1,552,190
Long-term debt	4,181,701	3,997,438
Retirement liabilities	257,691	265,370
Deferred income taxes	611,715	641,456
Other liabilities	494,401	502,366
Total Other Liabilities	5,545,508	5,406,630
Commitments and Contingencies (Note 15)
Redeemable noncontrolling interests	98,534	99,043
Shareholders’ Equity:
Common stock 12 1/2¢ par value; 500,000,000 shares authorized; 128,526,137 shares issued as of June 30, 2020 and December 31, 2019; and 106,932,040 and 106,787,299 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	16,066	16,066
Capital in excess of par value	3,838,047	3,823,152
Retained earnings	4,168,378	4,117,804
Accumulated other comprehensive loss	(1,017,466)	(716,894)
Treasury stock, at cost (21,594,097 and 21,738,838 shares as of June 30, 2020 and December 31, 2019, respectively)	(1,017,220)	(1,022,824)
Total Shareholders’ Equity	5,987,805	6,217,304
Noncontrolling interest	13,111	12,244
Total Shareholders’ Equity including Noncontrolling interest	6,000,916	6,229,548
Total Liabilities and Shareholders’ Equity	$12,989,130	$13,287,411
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2020	2019	2020	2019
Net sales	$1,198,773	$1,291,568	$2,546,090	$2,588,970
Cost of goods sold	716,931	745,329	1,498,381	1,511,472
Gross profit	481,842	546,239	1,047,709	1,077,498
Research and development expenses	80,948	84,816	166,857	175,412
Selling and administrative expenses	230,407	210,100	460,121	423,282
Amortization of acquisition-related intangibles	48,834	47,909	97,184	95,534
Restructuring and other charges, net	1,884	2,525	6,802	18,699
Losses on sales of fixed assets	399	952	1,153	764
Operating profit	119,370	199,937	315,592	363,807
Interest expense	32,062	32,593	64,202	69,165
Other income, net	(15,757)	(2,137)	(5,183)	(9,415)
Income before taxes	103,065	169,481	256,573	304,057
Taxes on income	15,699	30,612	41,996	53,974
Net income	87,366	138,869	214,577	250,083
Net income attributable to noncontrolling interests	1,162	2,492	3,766	4,877
Net income attributable to IFF stockholders	86,204	136,377	210,811	245,206
Other comprehensive income (loss), net, after tax:
Foreign currency translation adjustments	146,468	(14,014)	(305,810)	28,363
(Losses) gains on derivatives qualifying as hedges	(3,101)	415	(1,654)	318
Pension and postretirement net liability	3,375	2,594	6,892	5,187
Other comprehensive income (loss), net	146,742	(11,005)	(300,572)	33,868
Comprehensive income (loss) attributable to IFF stockholders	$232,946	$125,372	$(89,761)	$279,074

Net income per share - basic	$0.75	$1.21	$1.91	$2.19
Net income per share - diluted	$0.74	$1.20	$1.89	$2.16
Average number of shares outstanding - basic	112,177	111,996	112,130	111,930
Average number of shares outstanding - diluted	113,675	112,872	113,635	113,131
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2020	2019
Cash flows from operating activities:
Net income	$214,577	$250,083
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	160,244	154,814
Deferred income taxes	(7,843)	(27,214)
Losses on sale of assets	1,153	764
Stock-based compensation	18,982	18,300
Pension contributions	(14,130)	(10,681)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(132,438)	(87,111)
Inventories	(67,248)	(71,545)
Accounts payable	62,265	(7,645)
Accruals for incentive compensation	7,487	(29,338)
Other current payables and accrued expenses	(29,995)	(11,934)
Other assets	(7,960)	(29,989)
Other liabilities	3,302	36,412
Net cash provided by operating activities	208,396	184,916
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	—	(49,064)
Additions to property, plant and equipment	(80,033)	(119,094)
Proceeds from life insurance contracts	1,739	1,890
Proceeds from disposal of assets	692	24,685
Contingent consideration paid	—	(4,655)
Net cash used in investing activities	(77,602)	(146,238)
Cash flows from financing activities:
Cash dividends paid to shareholders	(160,100)	(155,578)
(Decrease) increase in revolving credit facility and short term borrowings	(1,123)	8
Repayments on debt	(23,279)	(47,417)
Contingent consideration paid	(927)	(21,791)
Purchases of redeemable noncontrolling interest	(21,566)	—
Proceeds from issuance of stock in connection with stock options	—	200
Employee withholding taxes paid	(7,594)	(9,855)
Net cash used in financing activities	(214,589)	(234,433)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(28,216)	2,053
Net change in cash, cash equivalents and restricted cash	(112,011)	(193,702)
Cash, cash equivalents and restricted cash at beginning of year	623,945	648,522
Cash, cash equivalents and restricted cash at end of period	$511,934	$454,820
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$57,111	$70,479
Income taxes paid	57,861	73,911
Accrued capital expenditures	29,015	18,780
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
					Shares	Cost
Balance at March 31, 2019	$16,066	$3,802,602	$4,011,326	$(657,354)	(21,879,556)	$(1,029,429)	$11,267	$6,154,478
Net income			136,377				662	137,039
Cumulative translation adjustment				(14,014)				(14,014)
Gains on derivatives qualifying as hedges; net of tax of $342				415				415
Pension liability and postretirement adjustment; net of tax of $(1,937)				2,594				2,594
Cash dividends declared ($0.73 per share)			(77,904)					(77,904)
Stock options/SSARs		1,661			24	1		1,662
Vested restricted stock units and awards		(8,563)			127,695	6,006		(2,557)
Stock-based compensation		10,696						10,696
Redeemable NCI		(513)						(513)
Dividends paid on noncontrolling interest and Other			(588)				(1,321)	(1,909)
Balance at June 30, 2019	$16,066	$3,805,883	$4,069,211	$(668,359)	(21,751,837)	$(1,023,422)	$10,608	$6,209,987

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
					Shares	Cost
Balance at March 31, 2020	$16,066	$3,835,265	$4,162,347	$(1,164,208)	(21,713,880)	$(1,021,620)	$12,824	$5,840,674
Net income			86,204				791	86,995
Cumulative translation adjustment				146,468				146,468
Losses on derivatives qualifying as hedges; net of tax of $474				(3,101)				(3,101)
Pension liability and postretirement adjustment; net of tax of $(1,165)				3,375				3,375
Cash dividends declared ($0.75 per share)			(80,173)					(80,173)
Stock options/SSARs		(759)			43,465	2,051		1,292
Vested restricted stock units and awards		(5,111)			76,318	2,349		(2,762)
Stock-based compensation		10,358						10,358
Redeemable NCI		(1,706)						(1,706)
Dividends paid on noncontrolling interest and Other							(504)	(504)
Balance at June 30, 2020	$16,066	$3,838,047	$4,168,378	$(1,017,466)	(21,594,097)	$(1,017,220)	$13,111	$6,000,916

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
					Shares	Cost
Balance at January 1, 2019	$16,066	$3,793,609	$3,956,221	$(702,227)	(21,906,935)	$(1,030,718)	$10,423	$6,043,374
Net income			245,206				1,506	$246,712
Adoption of ASC 2016-02			23,094					23,094
Adoption of ASC 2017-12			981					981
Cumulative translation adjustment				28,363				28,363
Gains on derivatives qualifying as hedges; net of tax of $387				318				318
Pension liability and postretirement adjustment; net of tax of $(1,101)				5,187				5,187
Cash dividends declared ($1.46 per share)			(155,703)					(155,703)
Stock options/SSARs		5,085			14,002	661		5,746
Treasury share repurchases								—
Vested restricted stock units and awards		(10,968)			141,096	6,635		(4,333)
Stock-based compensation		18,300						18,300
Redeemable NCI		(143)						(143)
Dividends paid on noncontrolling interest and Other			(588)				(1,321)	(1,909)
Balance at June 30, 2019	$16,066	$3,805,883	$4,069,211	$(668,359)	(21,751,837)	$(1,023,422)	$10,608	$6,209,987

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
					Shares	Cost
Balance at January 1, 2020	$16,066	$3,823,152	$4,117,804	$(716,894)	(21,738,838)	$(1,022,824)	$12,244	$6,229,548
Net income			210,811				1,408	212,219
Cumulative translation adjustment				(305,810)				(305,810)
Losses on derivatives qualifying as hedges; net of tax of $298				(1,654)				(1,654)
Pension liability and postretirement adjustment; net of tax of $(2,187)				6,892				6,892
Cash dividends declared ($1.50 per share)			(160,235)					(160,235)
Stock options/SSARs		(1,249)			57,228	2,723		1,474
Vested restricted stock units and awards		(6,938)			87,513	2,881		(4,057)
Stock-based compensation		18,982						18,982
Redeemable NCI		4,100						4,100
Dividends paid on noncontrolling interest and Other			(2)				(541)	(543)
Balance at June 30, 2020	$16,066	$3,838,047	$4,168,378	$(1,017,466)	(21,594,097)	$(1,017,220)	$13,111	$6,000,916
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These interim statements and related management’s discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related notes and management’s discussion and analysis of results of operations, liquidity and capital resources included in our 2019 Annual Report on Form 10-K (“2019 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data included in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We have historically operated and continue to operate on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, June 30 and December 31 are used consistently throughout this Form 10-Q and these interim financial statements and related notes to represent the period-end dates. For the 2020 and 2019 quarters, the actual closing dates were July 3 and June 28, respectively. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. When used herein, the terms “IFF,” the “Company,” “we,” “us” and “our” mean International Flavors & Fragrances Inc. and its consolidated subsidiaries.
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
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Company's statement of cash flows periods ended June 30, 2020 and June 30, 2019 to the amounts reported in the Company's balance sheet as at June 30, 2020, December 31, 2019, June 30, 2019 and December 31, 2018.

(DOLLARS IN THOUSANDS)	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
Current assets
Cash and cash equivalents	$497,412	$606,823	$426,717	$634,897
Restricted cash	10,122	17,122	28,103	13,625
Noncurrent assets
Restricted cash included in Other assets	4,400	—	—	—
Cash, cash equivalents and restricted cash	$511,934	$623,945	$454,820	$648,522
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
Through these factoring programs, the Company removed $213.4 million and $205.7 million of receivables from its balance sheets as of June 30, 2020 and December 31, 2019, respectively, which are primarily related to the factoring agreements sponsored by certain customers.

The impact on cash provided by operations from participating in these programs was an increase of $7.7 million for the six months ended June 30, 2020 and an increase of $8.4 million for the six months ended June 30, 2019.
The cost of participating in these programs was $0.9 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively, and was $2.0 million and $2.5 million for the six months ended June 30, 2020 and 2019, respectively.
Revenue Recognition
The Company recognizes revenue when control of the promised goods is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods. Sales, value added, and other taxes the Company collects are excluded from revenues. The Company receives payment in accordance with standard customer terms.
The following table presents the Company's revenues disaggregated by product categories:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2020	2019	2020	2019
Taste
Flavor compounds	$654,781	$710,251	$1,388,478	$1,415,013
Flavor ingredients	93,543	101,068	190,168	201,108
Total Taste	748,324	811,319	1,578,646	1,616,121
Scent
Fragrance compounds	358,157	375,882	766,335	765,178
Fragrance ingredients	92,292	104,367	201,109	207,671
Total Scent	450,449	480,249	967,444	972,849
Total revenues	$1,198,773	$1,291,568	$2,546,090	$2,588,970
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
The following table reflects the balances in the Company's accounts receivable, contract assets, and contract liabilities for the periods ended June 30, 2020 and December 31, 2019:

(DOLLARS IN THOUSANDS)	June 30, 2020	December 31, 2019
Receivables (included in Trade receivables)	$982,624	$892,625
Contract asset - Short term	919	2,736
Contract liabilities - Short term	4,223	11,107
Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU is intended to simplify various aspects related to the cessation of reference rates in certain financial markets that would otherwise create modification accounting or changes in estimate. This guidance is effective for the period from March 12, 2020 to December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through June 30, 2020 but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.
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
The Company also considers current and future economic conditions in the determination of the allowance. At June 30, 2020, the Company reported $961.6 million of trade receivables, net of allowances of $21.1 million. Based on the aging analysis as of June 30, 2020, approximately 85% of our accounts receivable were current based on the payment terms of the invoice. Receivables that are past due by over 365 days account for approximately 1% of our accounts receivable.
The following is a rollforward of the Company's allowances for bad debts for the six months ended June 30, 2020:

(DOLLARS IN THOUSANDS)	Allowances for Bad Debts
Balance at December 31, 2019	$16,428
Bad debt expense	5,728
Write-offs	(24)
Foreign exchange	(1,076)
Balance at June 30, 2020	$21,056
The Company adjusted the amount of the allowances for bad debts as of December 31, 2019 to reflect the correct classification of amounts between the allowances for bad debts and Trade Receivables. The adjustment was for $8.2 million and had the effect of increasing both the allowances for bad debts and Trade Receivables.
During the first six months of 2020, the Company increased its allowances for bad debts by approximately $3.0 million to reflect higher expected future write-offs of receivables due to the impact of the COVID-19 pandemic and its impact on the liquidity of certain customers.

NOTE 2. NET INCOME PER SHARE
A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2020	2019	2020	2019
Net Income
Net income attributable to IFF stockholders	$86,204	$136,377	$210,811	$245,206
Adjustment related to (increase) decrease in redemption value of redeemable noncontrolling interests in excess of earnings allocated	(1,706)	(513)	4,100	(143)
Net income available to IFF stockholders	$84,498	$135,864	$214,911	$245,063
Shares
Weighted average common shares outstanding (basic)(1)	112,177	111,996	112,130	111,930
Adjustment for assumed dilution(2):
Stock options and restricted stock awards	335	424	342	393
SPC portion of TEUs	1,163	452	1,163	808
Weighted average shares assuming dilution (diluted)	113,675	112,872	113,635	113,131

Net Income per Share
Net income per share - basic	$0.75	$1.21	$1.91	$2.19
Net income per share - diluted	0.74	1.20	1.89	2.16
_______________________
(1)For the three and six months ended June 30, 2020 and 2019, the tangible equity units (“TEUs”) were assumed to be outstanding at the minimum settlement amount for basic earnings per share. See below for details.
(2)Effect of dilutive securities includes dilution under stock plans and incremental impact of TEUs. See below for details.
The Company declared a quarterly dividend to its shareholders of $0.75 and $0.73 per share for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, the Company declared quarterly dividends to its shareholders totaling $1.50 and $1.46 per share, respectively.
There were no stock options or stock-settled appreciation rights (“SSARs”) excluded from the computation of diluted net income per share for the three and six months ended June 30, 2020 and 2019.
The Company issued 16,500,000 TEUs, consisting of a prepaid stock purchase contract ("SPC") and a senior amortizing note, for net proceeds of $800.2 million on September 17, 2018. For purposes of calculating basic net income per share, the SPCs were assumed to be settled at the minimum settlement amount of 0.3134 shares per SPC on June 30, 2020 and 2019, respectively. For purposes of calculating diluted earnings per share, the SPCs were assumed to be settled at a conversion factor not to exceed 0.3839 and 0.3408 on June 30, 2020 and 2019, respectively. The SPC conversion factor is based on the 20 day volume-weighted average price (“VWAP”) per share of the Company’s common stock. Per the TEU agreement, the maximum settlement amount is 0.3839 shares per SPC.
The Company has issued shares of purchased restricted common stock and purchased restricted common stock units (collectively “PRSUs”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The Company did not present the two-class method since the difference between basic and diluted net income per share for both unrestricted common shareholders and PRSU shareholders was less than $0.01 per share for each period presented, and the number of PRSUs outstanding as of June 30, 2020 and 2019 was immaterial. Net income allocated to such PRSUs was $0.1 million and $0.2 million for the three months ended June 30, 2020 and 2019, and $0.3 million for both the six months ended June 30, 2020 and 2019.

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
During the first quarter of 2020, the Company completed the purchase price allocations for all three of the transactions that were made during 2019. As a result of finalizing the purchase price allocations, adjustments were recorded to increase fixed assets by $13 million, customer relationships and other intangible assets by $5 million and approximately $3 million related to deferred tax liabilities and to decrease goodwill by $15 million. The income statement impact of the finalization of purchase accounting was not material.
Pro forma information has not been presented as the entities acquired in 2019 were not material.
NOTE 4.    RESTRUCTURING AND OTHER CHARGES, NET
Restructuring and other charges primarily consist of separation costs for employees including severance, outplacement and other employee benefit costs ("Severance"), charges related to the write-down of fixed assets of plants to be closed ("Fixed asset write-down") and all other related restructuring ("Other") costs. All restructuring and other charges, net are separately stated on the Consolidated Statement of Comprehensive Income (Loss).

Frutarom Integration Initiative
In connection with the acquisition of Frutarom, the Company began to execute an integration plan that, among other initiatives, seeks to optimize its manufacturing network. As part of the Frutarom Integration Initiative, the Company expects to close approximately 35 manufacturing sites with most of the closures targeted to occur by the end of 2021. During 2019, the Company announced the closure of ten sites, of which six sites were in Europe, Africa and Middle East, two sites in Latin America, and one site in each North America and Greater Asia regions. During the six months ended June 30, 2020, the Company announced the closure of five sites, of which two sites are in Europe, Africa and Middle East, one site in Latin America, and two sites in North America. Since the inception of the initiative through June 30, 2020, the Company has closed fifteen sites and expensed total costs of $17.2 million. Total costs for the program are expected to be approximately $40 million to $50 million including cash and non-cash items.
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
Changes in Restructuring Liabilities
Changes in restructuring liabilities by program during the six months ended June 30, 2020 were as follows:

(DOLLARS IN THOUSANDS)	Balance at December 31, 2019	Additional Charges (Reversals), Net	Non-Cash Charges	Cash Payments	Balance at June 30, 2020
2017 Productivity Program
Severance	$1,106	$—	$—	$(217)	$889
Other(1)	88	—	—	—	88
Frutarom Integration Initiative
Severance	4,038	1,737	—	(2,390)	3,385
Fixed asset write down	—	3,766	(3,766)	—	—
Other(1)	2,485	1,299	(28)	(325)	3,431
2019 Severance Plan
Severance	12,897	—	—	(3,413)	9,484
Other(1)	471	—	—	—	471
Total restructuring	$21,085	$6,802	$(3,794)	$(6,345)	$17,748
_______________________
(1)Other includes supplier contract termination costs, consulting and advisory fees.

Charges by Segment
The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2020	2019	2020	2019
Taste	$1,884	$2,525	$6,802	$5,078
Scent	—	—	—	10,900
Shared IT & Corporate Costs	—	—	—	2,721
Total Restructuring and other charges, net	$1,884	$2,525	$6,802	$18,699
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill during 2020 were as follows:

(DOLLARS IN THOUSANDS)	Goodwill
Balance at December 31, 2019	$5,497,596
Measurement period adjustments(1)	(15,283)
Foreign exchange	(133,690)
Balance at June 30, 2020	$5,348,623
_______________________
(1)Measurement period adjustments relate to adjustments recorded in connection with completing the purchase price allocation related to the 2019 Acquisition Activity. See Note 3 for details.
Reallocation of goodwill
        In the first quarter of 2020, in connection with the reorganization of the Company's reporting structure, certain entities were moved between reporting units. As a result of the movements, Goodwill was reallocated between reporting units as follows:

(DOLLARS IN THOUSANDS)	Increase (decrease) to Goodwill
Cosmetic Active Ingredients	$85,235
Natural Product Solutions	(57,102)
Fine Ingredients	(25,256)
Taste	(2,877)
Total	$—
See Note 11 for further information on the reorganization.

Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	June 30,	December 31,
(DOLLARS IN THOUSANDS)	2020	2019
Asset Type
Customer relationships	$2,603,580	$2,653,446
Trade names & patents	177,336	178,968
Technological know-how	461,526	468,256
Other	26,133	40,362
Total carrying value	3,268,575	3,341,032
Accumulated Amortization
Customer relationships	(387,510)	(302,047)
Trade names & patents	(32,740)	(27,213)
Technological know-how	(146,491)	(135,269)
Other	(20,747)	(24,568)
Total accumulated amortization	(587,488)	(489,097)
Other intangible assets, net	$2,681,087	$2,851,935

Amortization
Amortization expense was $48.8 million and $47.9 million for the three months ended June 30, 2020 and 2019, respectively and $97.2 million and $95.5 million for the six months ended June 30, 2020 and 2019, respectively.
Amortization expense for the next five years is expected to be as follows:

(DOLLARS IN THOUSANDS)	2020	2021	2022	2023	2024
Estimated future intangible amortization expense	$91,831	$180,995	$177,174	$177,062	$177,062

Potential COVID-19 Impact
Although IFF does not currently anticipate any impairment charges related to COVID-19, the continuing effects of a prolonged pandemic could result in increased risk of asset write-downs and impairments to goodwill and intangibles. Either of these events could potentially result in a material adverse impact on IFF’s business and results of operations.
NOTE 6.     OTHER ASSETS
Other assets consisted of the following amounts:

(DOLLARS IN THOUSANDS)	June 30, 2020	December 31, 2019
Operating lease right-of-use assets	$283,133	$287,870
Deferred income taxes	110,381	125,552
Overfunded pension plans	94,349	85,657
Cash surrender value of life insurance contracts	47,234	47,578
Other(a)	56,119	61,759
Total	$591,216	$608,416
_______________________
(a)Includes finance lease right-of-use assets, restricted cash, land usage rights in China and long term deposits.

NOTE 7.    DEBT
Debt consisted of the following:

(DOLLARS IN THOUSANDS)	Effective Interest Rate	June 30, 2020	December 31, 2019
2020 Notes(1)	3.69%	$299,816	$299,381
2021 Euro Notes(1)	0.82%	336,274	334,561
2023 Notes(1)	3.30%	299,156	299,004
2024 Euro Notes(1)	1.88%	560,644	558,124
2026 Euro Notes(1)	1.93%	893,879	890,183
2028 Notes(1)	4.57%	396,845	396,688
2047 Notes(1)	4.44%	493,782	493,571
2048 Notes(1)	5.12%	786,105	785,996
Term Loan(1)	3.65%	239,723	239,621
Amortizing Notes(1)	6.09%	59,513	82,079
Bank overdrafts and other		1,107	3,131
Deferred realized gains on interest rate swaps		57	57
Total debt		4,366,901	4,382,396
Less: Short-term borrowings(2)		(185,200)	(384,958)
Total Long-term debt		$4,181,701	$3,997,438
_______________________
(1)Amount is net of unamortized discount and debt issuance costs.
(2)Includes bank borrowings, overdrafts and current portion of long-term debt.
2022 Term Loan
On May 15, 2020, the Company entered into a new Term Loan Agreement (the "2022 Term Loan") with China Construction Bank Corporation, New York Branch, as administrative agent (the "Administrative Agent"), and the lenders party thereto (the "Lenders").
Under the 2022 Term Loan, the Lenders have committed to provide a senior unsecured two year term loan facility in an aggregate principal amount of up to $200 million. The 2022 Term Loan bears interest, at the Company's option, at a per annum rate equal to either (x) an adjusted LIBOR rate plus an applicable margin varying from 1.225% to 2.475% or (y) a base rate plus an applicable margin varying from 0.225% to 1.475%, in each case depending on the public debt ratings for non-credit enhanced long-term senior unsecured debt issued by the Company. The Company may voluntarily prepay the term loans without premium or penalty, with the balance payable on the second anniversary of the funding date. There is no required amortization under the 2022 Term Loan.
The loans under the 2022 Term Loan will be available in a single draw between September 15, 2020 and September 25, 2020. The commitments under the 2022 Term Loan will terminate on the earlier of (i) September 25, 2020 or (ii) receipt by the Administrative Agent of written notice from the Company of its election to terminate all commitments under the 2022 Term Loan in full. As of June 30, 2020 the Company had no outstanding borrowings under the 2022 Term Loan.
The proceeds of borrowings under the 2022 Term Loan Agreement will be used to repay a portion of the outstanding principal amount of the Company's 2020 Senior Notes, plus accrued and unpaid interest and expenses in connection therewith. Accordingly, a portion of the 2020 Senior Notes payable in September 2020 has been classified as long-term.
The 2022 Term Loan contains various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum ratio of net debt to EBITDA of 4.0x with step-downs over time and will be increased to 4.50x with step-downs over time, on and after the closing of the Company's pending acquisition of N&B.

NOTE 8.  LEASES
The Company has operating leases for corporate offices, manufacturing facilities, research and development facilities, and certain transportation and office equipment, all of which are operating leases. The Company's leases have remaining lease terms of up to 40 years, some of which include options to extend the leases for up to 5 years.
The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(DOLLARS IN THOUSANDS)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease cost	$11,564	$13,337	$24,007	$25,806
Finance lease cost	801	—	1,554	—
Supplemental cash flow information related to leases was as follows:

	Six Months Ended	Six Months Ended
(DOLLARS IN THOUSANDS)	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$23,871	$24,363
Operating cash flows for finance leases	60	—
Financing cash flows for finance leases	1,486	—
Right-of-use assets obtained in exchange for lease obligations
Operating leases	21,892	15,002
Finance leases	2,140	1,578
NOTE 9. INCOME TAXES
Uncertain Tax Positions
As of June 30, 2020, the Company had $80.2 million of unrecognized tax benefits recorded in Other liabilities and $0.7 million recorded to Other current liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
As of June 30, 2020, the Company had accrued interest and penalties of $14.7 million classified in Other liabilities and less than $0.1 million classified in Other current liabilities.
As of June 30, 2020, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was $95.6 million associated with tax positions asserted in various jurisdictions, none of which is individually material.
The Company regularly repatriates earnings from non-U.S. subsidiaries. As the Company repatriates these funds to the U.S., they will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of June 30, 2020, the Company had a deferred tax liability of $42.8 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
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

Effective Tax Rate
The effective tax rate for the three months ended June 30, 2020 was 15.2% compared with 18.1% for the three months ended June 30, 2019. The quarter-over-quarter decrease is primarily due to lower repatriation costs, a favorable mix of earnings and non-U.S. provision to return adjustments recorded in 2020, partially offset by an increase in loss provisions.
The effective tax rate for the six months ended June 30, 2020 was 16.4% compared with 17.8% for the six months ended June 30, 2019. The year-over-year decrease is primarily due to lower repatriation costs and non-U.S. provision to return adjustments recorded in 2020, partially offset by an unfavorable mix of earnings and an increase in loss provisions.
NOTE 10.    STOCK COMPENSATION PLANS
The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include PRSUs, restricted stock units ("RSUs"), SSARs and Long-Term Incentive Plan awards. Liability-based awards outstanding under the plans are cash-settled RSUs.
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2020	2019	2020	2019
Equity-based awards	$10,358	$10,696	$18,982	$18,300
Liability-based awards	3,136	2,061	2,497	2,791
Total stock-based compensation expense	13,494	12,757	21,479	21,091
Less: Tax benefit	(2,568)	(2,141)	(3,962)	(3,523)
Total stock-based compensation expense, after tax	$10,926	$10,616	$17,517	$17,568
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
Reportable segment information was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(DOLLARS IN THOUSANDS)	2020	2019	2020	2019
Net sales:
Taste	$748,324	$811,319	$1,578,646	$1,616,121
Scent	450,449	480,249	967,444	972,849
Consolidated	$1,198,773	$1,291,568	$2,546,090	$2,588,970
Segment profit:
Taste	$107,276	$130,623	$244,623	$262,025
Scent	70,373	94,214	175,768	184,167
Global expenses	(19,549)	(10,905)	(39,942)	(27,572)
Operational Improvement Initiatives (a)	—	(534)	—	(940)
Frutarom Integration Related Costs (b)	(3,283)	(11,417)	(6,933)	(26,314)
Restructuring and Other Charges, net (c)	(1,884)	(2,525)	(6,802)	(18,699)
Losses on sale of assets	(399)	(952)	(1,153)	(764)
Frutarom Acquisition Related Costs (d)	239	1,433	(574)	(8,096)
Compliance Review & Legal Defense Costs (e)	25	—	(624)	—
N&B Transaction Related Costs (f)	(10,926)	—	(16,125)	—
N&B Integration Related Costs (g)	(22,502)	—	(32,646)	—
Operating profit	119,370	199,937	315,592	363,807
Interest expense	(32,062)	(32,593)	(64,202)	(69,165)
Other income, net	15,757	2,137	5,183	9,415
Income before taxes	$103,065	$169,481	$256,573	$304,057

(a)	Represents accelerated depreciation related to a plant relocation in India and China.
(b)	Represents costs related to the integration of the Frutarom acquisition. For 2020, costs primarily related to advisory services, retention bonuses and performance stock awards. For 2019, costs principally related to advisory services.
(c)	For 2020, represents costs primarily related to the Frutarom Integration Initiative. For 2019, represents costs primarily related to the 2019 Severance Program.
(d)	Represents transaction-related costs and expenses related to the acquisition of Frutarom. For 2020, amount primarily includes earn-out payments, net of adjustments, amortization for inventory "step-up" costs and transaction costs principally related to the 2019 Acquisition Activity, including an adjustment to reverse an earnout liability in the second quarter of 2020. For 2019, amount primarily includes amortization for inventory "step-up" costs and transaction costs, offset by a reduction in contingent consideration included in Selling and administrative expense.
(e)	Costs related to reviewing the nature of inappropriate payments and review of compliance in certain other countries. In addition, includes legal costs for related shareholder lawsuits.
(f)	Represents transaction costs and expenses related to the pending transaction with N&B, principally related to legal and professional fees for capital raising activities.
(g)	Represents costs primarily related to advisory services for the integration of the pending transaction with N&B, principally consulting fees.

Net sales, which are attributed to individual regions based upon the destination of product delivery, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2020	2019	2020	2019
Europe, Africa and Middle East	$463,320	$528,094	$1,006,450	$1,057,700
Greater Asia	275,313	293,257	584,821	581,219
North America	300,521	293,918	603,908	594,977
Latin America	159,619	176,299	350,911	355,074
Consolidated	$1,198,773	$1,291,568	$2,546,090	$2,588,970

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2020	2019	2020	2019
Net sales related to the U.S.	$267,756	$268,302	$538,442	$541,105
Net sales attributed to all foreign countries	931,017	1,023,266	2,007,648	2,047,865
No non-U.S. country had net sales greater than 6% and 5% of total consolidated net sales for the three months ended June 30, 2020 and six months ended June 30, 2020, respectively.
NOTE 12. EMPLOYEE BENEFITS
Pension and other defined contribution retirement plan expenses included the following components:

(DOLLARS IN THOUSANDS)	U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost for benefits earned(1)	$400	$474	$800	$948
Interest cost on projected benefit obligation(2)	4,263	5,453	8,526	10,906
Expected return on plan assets(2)	(7,083)	(6,983)	(14,166)	(13,966)
Net amortization and deferrals(2)	1,858	1,276	3,716	2,551
Net periodic benefit (income) cost	$(562)	$220	$(1,124)	$439

(DOLLARS IN THOUSANDS)	Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost for benefits earned(1)	$5,940	$4,873	$11,880	$9,746
Interest cost on projected benefit obligation(2)	3,246	4,435	6,491	8,870
Expected return on plan assets(2)	(11,614)	(10,904)	(23,228)	(21,808)
Net amortization and deferrals(2)	3,834	2,922	7,668	5,844
Net periodic benefit (income) cost	$1,406	$1,326	$2,811	$2,652
_______________________
(1)Included as a component of Operating profit.
(2)Included as a component of Other income, net.
The Company expects to contribute a total of $4.4 million to its U.S. pension plans and a total of $20.9 million to its Non-U.S. Plans during 2020. During the six months ended June 30, 2020, no contributions were made to the qualified U.S. pension plans, $11.5 million of contributions were made to the non-U.S. pension plans, and $2.6 million of benefit payments were made with respect to the Company's non-qualified U.S. pension plan.

Income recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2020	2019	2020	2019
Service cost for benefits earned	$143	$148	$286	$296
Interest cost on projected benefit obligation	475	578	949	1,156
Net amortization and deferrals	(1,152)	(1,195)	(2,305)	(2,389)
Total postretirement benefit income	$(534)	$(469)	$(1,070)	$(937)
The Company expects to contribute $3.8 million to its postretirement benefits other than pension plans during 2020. In the six months ended June 30, 2020, $1.5 million of contributions were made.
NOTE 13. FINANCIAL INSTRUMENTS
Fair Value
Accounting guidance on fair value measurements specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs create the following fair value hierarchy:
•Level 1 — Quoted prices for identical instruments in active markets.
•Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.
•Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
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
These valuations take into consideration the Company's credit risk and its counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in its own credit risk (or instrument-specific credit risk) was immaterial as of June 30, 2020.
The carrying values and the estimated fair values of financial instruments at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020		December 31, 2019
(DOLLARS IN THOUSANDS)	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 1
Cash and cash equivalents(1)	$497,412	$497,412	$606,823	$606,823
LEVEL 2
Credit facilities and bank overdrafts(2)	1,107	1,107	3,131	3,131
Derivatives
Derivative assets(3)	7,325	7,325	3,575	3,575
Derivative liabilities(3)	3,982	3,982	7,415	7,415
Long-term debt:(4)
2020 Notes	299,816	301,603	299,381	302,700
2021 Euro Notes	336,274	336,315	334,561	338,244
2023 Notes	299,156	312,150	299,004	305,580
2024 Euro Notes	560,644	575,264	558,124	586,825
2026 Euro Notes	893,879	903,554	890,183	945,306
2028 Notes	396,845	453,849	396,688	441,500
2047 Notes	493,782	537,466	493,571	526,106
2048 Notes	786,105	936,682	785,996	919,040
Term Loan(2)	239,723	240,000	239,621	240,000
Amortizing Notes(5)	59,513	60,372	82,079	84,430
_______________________
(1)The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.
(2)The carrying amount approximates fair value as the interest rate is reset frequently based on current market rates as well as the short maturity of those instruments.
(3)The carrying amount approximates fair value as the instruments are marked-to-market and held at fair value on the Consolidated Balance Sheet.
(4)The fair value of the Company's long-term debt was calculated using discounted cash flows applying current interest rates and current credit spreads based on its own credit risk.
(5)The fair value of the Amortizing Notes of the TEUs is based on the most recently quoted price for the outstanding securities, adjusted for any known significant deviation in value. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.
Derivatives
Foreign Currency Forward Contracts
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
Cash Flow Hedges
The Company maintains several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar ("USD") denominated raw material purchases made by Euro ("EUR") functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of (Losses) gains on derivatives qualifying as hedges in the accompanying Consolidated Statement of Income and Comprehensive Income (Loss). Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Income and Comprehensive Income (Loss) in the same period as the related costs are recognized.
Hedges Related to Issuances of Debt
Subsequent to the issuance of the 2021 Euro Notes and 2026 Euro Notes during the third quarter of 2018, the Company designated the debt as a hedge of a portion of its net European investments. Accordingly, the change in the value of the debt that is attributable to foreign exchange movements is recorded in OCI as a component of foreign currency translation adjustments in the accompanying Consolidated Statement of Income and Comprehensive Income (Loss).
Subsequent to the issuance of the 2024 Euro Notes during the first quarter of 2016, the Company designated the debt as a hedge of a portion of its net European investments. Accordingly, the change in the value of the debt that is attributable to foreign exchange movements is recorded in OCI as a component of foreign currency translation adjustments in the accompanying Consolidated Statement of Income and Comprehensive Income (Loss).
Cross Currency Swaps
During the third quarter of 2019, the Company entered into four new EUR/USD cross currency swaps that mature through May 2023 covering $600 million notional amount of debt. The new swaps qualified as net investment hedges in order to mitigate a portion of the Company's net European investments from foreign currency risk. As of June 30, 2020, these swaps were in a net asset position with an aggregate fair value of $2.4 million which was classified as other current assets. Changes in fair value related to cross currency swaps are recorded in OCI.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of June 30, 2020 and December 31, 2019:

(DOLLARS IN THOUSANDS)	June 30, 2020	December 31, 2019
Foreign currency contracts	$417,674	$473,600
Cross currency swaps	600,000	600,000
The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheet as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(a)
Foreign currency contracts	$1,081	$3,856	$4,937
Cross currency swaps	2,388	—	2,388
	$3,469	$3,856	$7,325
Derivative liabilities(b)
Foreign currency contract	$1,962	$2,020	$3,982

	December 31, 2019
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(a)
Foreign currency contracts	$1,310	$2,265	$3,575
Derivative liabilities(b)
Foreign currency contracts	$797	$2,431	$3,228
Interest rate swaps	4,187	—	4,187
Total derivative liabilities	$4,984	$2,431	$7,415
 _______________________

(a)Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.
(b)Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Income and Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN THOUSANDS)	Three Months Ended June 30,
	2020	2019
Foreign currency contracts(1)	$4,308	$(3,932)	Other income, net
	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN THOUSANDS)	Six Months Ended June 30,
	2020	2019
Foreign currency contracts(1)	$(3,354)	$(3,006)	Other income, net

 _______________________
(1)The foreign currency contract net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative and non-derivative instruments designated as cash flow and net investment hedging instruments, net of tax, in the Consolidated Statement of Income and Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
(DOLLARS IN THOUSANDS)	2020	2019		2020	2019
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$(3,315)	$(2,539)	Cost of goods sold	$1,251	$2,322
Interest rate swaps (1)	214	216	Interest expense	(214)	(216)
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	(19,508)	(3,904)	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	(11,074)	(4,823)	N/A	—	—
2021 Euro Notes & 2026 Euro Notes	(24,363)	(10,611)	N/A	—	—
Total	$(58,046)	$(21,661)		$1,037	$2,106

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
	2020	2019		2020	2019
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$(2,083)	$(2,850)	Cost of goods sold	$3,320	$4,695
Interest rate swaps (1)	429	432	Interest expense	(429)	(432)
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	6,382	7,312	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	(1,505)	(617)	N/A	—	—
2021 Euro Notes & 2026 Euro Notes	(3,311)	(1,358)	N/A	—	—
Total	$(88)	$2,919		$2,891	$4,263
 _______________________
(1)Interest rate swaps were entered into as pre-issuance hedges for bond offerings.
The ineffective portion of the above noted cash flow hedges were not material during the three and six months ended June 30, 2019.
The Company expects that $4.5 million (net of tax) of derivative gain included in AOCI at June 30, 2020, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

NOTE 14.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present changes in the accumulated balances for each component of other comprehensive (loss) income, including current period other comprehensive (loss) income and reclassifications out of accumulated other comprehensive loss:

(DOLLARS IN THOUSANDS)	Foreign Currency Translation Adjustments	Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2019	$(373,043)	$2,068	$(345,919)	$(716,894)
OCI before reclassifications	(305,810)	1,237	—	(304,573)
Amounts reclassified from AOCI	—	(2,891)	6,892	4,001
Net current period other comprehensive income (loss)	(305,810)	(1,654)	6,892	(300,572)
Accumulated other comprehensive (loss) income, net of tax, as of June 30, 2020	$(678,853)	$414	$(339,027)	$(1,017,466)

(DOLLARS IN THOUSANDS)	Foreign Currency Translation Adjustments	Losses on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2018	$(396,996)	$4,746	$(309,977)	$(702,227)
OCI before reclassifications	28,363	4,581	—	32,944
Amounts reclassified from AOCI	—	(4,263)	5,187	924
Net current period other comprehensive income (loss)	28,363	318	5,187	33,868
Accumulated other comprehensive (loss) income, net of tax, as of June 30, 2019	$(368,633)	$5,064	$(304,790)	$(668,359)
The following table provides details about reclassifications out of Accumulated other comprehensive loss to the Consolidated Statement of Income and Comprehensive Income (Loss):

	Six Months Ended June 30,		Affected Line Item in the Consolidated Statement of Income and Comprehensive Income (Loss)
(DOLLARS IN THOUSANDS)	2020	2019
Gains (losses) on derivatives qualifying as hedges
Foreign currency contracts	$3,794	$5,365	Cost of goods sold
Interest rate swaps	(429)	(432)	Interest expense
Tax	(474)	(670)	Provision for income taxes
Total	$2,891	$4,263	Total, net of income taxes
Losses on pension and postretirement liability adjustments
Prior service cost	$(8,696)	$3,328	(a)
Actuarial losses	(383)	(9,335)	(a)
Tax	2,187	820	Provision for income taxes
Total	$(6,892)	$(5,187)	Total, net of income taxes
 _______________________
(a)The amortization of prior service cost and actuarial loss is included in the computation of net periodic benefit cost. Refer to Note 16 of our 2019 Form 10-K for additional information regarding net periodic benefit cost.
NOTE 15.    COMMITMENTS AND CONTINGENCIES
Guarantees and Letters of Credit
The Company has various bank guarantees and letters of credit which are available for use to support its ongoing business operations and to satisfy governmental requirements associated with pending litigation in various jurisdictions.

At June 30, 2020, the Company had total bank guarantees and standby letters of credit of $48.5 million with various financial institutions. Included in the above aggregate amount was a total of $13.7 million for other assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of June 30, 2020.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of $7.6 million as of June 30, 2020.
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
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of June 30, 2020, the Company had available lines of credit of $104.8 million with various financial institutions, in addition to the $681.5 million of capacity under the Credit Facility. There were no material amounts drawn down pursuant to these lines of credit as of June 30, 2020.
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
Litigation Matters
On August 12, 2019, Marc Jansen filed a putative securities class action against IFF, its Chairman and CEO, and its then-CFO, in the United States District Court for the Southern District of New York. The lawsuit was filed after IFF disclosed that preliminary results of investigations indicated that Frutarom businesses operating principally in Russia and Ukraine had made improper payments to representatives of customers. On December 26, 2019, the Court appointed a group of six investment funds as lead plaintiff and Pomerantz LLP as lead counsel. On March 16, 2020, lead plaintiff filed an amended complaint, which added Frutarom and certain former officers of Frutarom as defendants. The amended complaint alleges, among other things, that defendants made materially false and misleading statements or omissions concerning IFF’s acquisition of Frutarom, the integration of the two companies, and the companies’ financial reporting and results. The amended complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and under the Israeli Securities Act-1968, against all defendants, and under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants, on behalf of a putative class of persons and entities who purchased or otherwise acquired IFF securities on the New York Stock Exchange between May 7, 2018 and August 12, 2019 and persons and entities who purchased or otherwise acquired IFF securities on the Tel Aviv Stock Exchange between October 9, 2018 and August 12, 2019. The amended complaint seeks an award of unspecified compensatory damages, costs, and expenses. IFF filed a motion to dismiss the case on June 26, 2020.
Two motions to approve securities class actions were filed in the Tel Aviv District Court, Israel, in August 2019, similarly alleging, among other things, false and misleading statements largely in connection with IFF’s acquisition of Frutarom and the above-mentioned improper payments.  One motion asserts claims under the U.S. federal securities laws against IFF, its Chairman and CEO, and its former CFO. The other (following an amendment) asserts claims under the Israeli Securities Act-1968 against IFF, its Chairman and CEO, and its former CFO, and against Frutarom and certain former Frutarom officers and directors, as well as claims under the Israeli Companies Act-1999 against certain former Frutarom officers and directors.
On October 29, 2019, IFF and Frutarom filed a claim in the Tel Aviv District Court, Israel, against Ori Yehudai, the former President and CEO of Frutarom, and against certain former directors of Frutarom, challenging the bonus of US $20 million granted to Yehudai in 2018.  IFF and Frutarom allege, among other things, that Yehudai was not entitled to receive the bonus because he breached his fiduciary duty by, among other things, knowing of the above-mentioned improper payments and failing to prevent them from being made. The parties agreed, pursuant to the court’s recommendation, to attempt to resolve the dispute through mediation, during which the proceedings relating to this claim are stayed.
On March 11, 2020, an IFF shareholder filed a motion to approve a class action in Israel against, among others, Frutarom, Yehudai, and Frutarom’s former board of directors, alleging that former minority shareholders of Frutarom were harmed as a result of the US $20 million bonus paid to Yehudai.
Investigation
On June 3, 2020, the Israel Police’s National Fraud Investigation Unit and the Israeli Securities Authority commenced an investigation into Frutarom and certain of its former executives, based on suspected bribery of foreign officials, money laundering, and violations of the Israeli Securities Act-1968. The National Fraud Investigation Unit and the Israeli Securities Authority have provided IFF and Frutarom with various orders. IFF is working to ensure compliance with such orders, all in accordance with, and subject to, Israeli law.
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
The net book value of the plant in Guangzhou was approximately $59 million as of June 30, 2020.
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
The net book value of the existing plant was approximately $9 million as of June 30, 2020.
Zhejiang Ingredients plant
In the fourth quarter of 2017, the Company concluded discussions with the government regarding the relocation of its Fragrance Ingredients plant in Zhejiang and, based on the agreements reached, expects to receive total compensation payments up to approximately $50 million. The relocation compensation will be paid to the Company over the period of the relocation which is expected to be through the end of 2022. The Company received payments totaling $30 million through the end of 2019. An additional payment of approximately $14 million is expected in the third quarter of 2020 with the fourth and final payment expected to be received upon completion of the final environmental inspection.

Production at the facility ceased during 2019. In the second quarter of 2020, the Company transferred ownership of the site to the government. The land remediation activities are in progress and are expected to be completed in the second half of 2022. During the second quarter of 2020, the remaining net book value of the plant was written off.
Total China Operations
The total net book value of all seven plants in China was approximately $191 million as of June 30, 2020.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, the Company believes it has valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, the Company is required to, and has provided, bank guarantees and pledged assets in the aggregate amount of $21.3 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
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
Brazil Tax Credits
In January 2020, the Company was informed of a favorable ruling from the Brazilian tax authorities confirming that the Company was entitled to recover the overpayments of certain indirect taxes (known as PIS/COFINS) for the period from November 2011 to December 2018, plus interest on the amount of the overpayments. The overpayments arose from the inclusion of a value added tax known as ICMS in the calculation of the PIS/COFINS tax. The ruling did not, however, settle the question of whether the Company is eligible to recover overpayments based on the gross or the net amount of ICMS amounts paid on PIS/COFINS. The Company calculated the amount of overpayments using the gross method which yields a higher amount than the application of the net method. A final ruling on the gross versus net amount issued is still pending.
In addition to the $8.0 million recognized in the fourth quarter of 2019, during the first quarter of 2020 the Company recognized $3.5 million as an additional recovery on the existing claim. During the first six months of 2020, the Company also recognized $2.2 million related to a claim from another of its subsidiaries in Brazil. The income is recognized as a reduction in Selling and administrative expenses.
Other
The Company determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that either a loss is reasonably possible or a loss in excess of accrued amounts is reasonably possible and the amount of losses or range of losses is determinable. For all third party contingencies (including labor, contract, technology, tax, product-related claims and business litigation), the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0.1 million to approximately $12.0 million. The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the matters in question. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.

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
The following table sets forth the details of the Company's redeemable noncontrolling interests:

(DOLLARS IN THOUSANDS)	Redeemable Noncontrolling Interests
Balance at December 31, 2018	$81,806
Acquired through acquisitions during 2019	26,273
Impact of foreign exchange translation	(783)
Share of profit or loss attributable to redeemable noncontrolling interests	3,371
Redemption value adjustment for the current period	143
Measurement period adjustments	5,700
Dividends paid	(432)
Exercises of redeemable noncontrolling interests	(538)
Balance at June 30, 2019	$115,540

Balance at December 31, 2019	$99,043
Impact of foreign exchange translation	13,403
Share of profit or loss attributable to redeemable noncontrolling interests	2,358
Redemption value adjustment for the current period	(4,100)
Measurement period adjustments	(1,426)
Exercises of redeemable noncontrolling interests	(10,744)
Balance at June 30, 2020	$98,534
For 2019, the increase in redeemable noncontrolling interests was primarily due to the interests acquired through acquisitions during the first quarter of 2019, as discussed in Note 3.
During 2020, the Company paid $13.1 million related to the purchase of certain noncontrolling interests where the option related to the purchase had been exercised in the fourth quarter of 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(UNLESS INDICATED OTHERWISE, DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
OVERVIEW
Company Background
We are a leading innovator of sensory experiences that move the world. Our creative capabilities, global footprint, regulatory and technological know-how provide us a competitive advantage in meeting the demands of our global, regional and local customers around the world. The 2018 acquisition of Frutarom solidified our position as an industry leader across an expanded portfolio of products, resulting in a broader customer base across small, mid-sized and large companies and an expansion to new adjacency that provides a platform for significant cross-selling opportunities.
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
Impact of COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated the recent novel coronavirus ("COVID-19") as a global pandemic. Various policies and initiatives have been implemented around the world to reduce the global transmission of COVID-19, including the closure of non-essential businesses, reduced travel, the closure of retail establishments, the promotion of social distancing and remote working policies. Some of the restrictions imposed (such as the closure of non-essential businesses and the closure of retail establishments) have begun to be lifted. IFF has been designated an essential business in most locations given that both its Taste and Scent products are used in the manufacture of food products as well as the manufacture of a range of cleaning and hygiene products. Accordingly, although there continue to be minor disruptions, all of IFF’s manufacturing facilities remain open and continue to manufacture products.
Health and Safety of our People and Consumers
Employee safety is our first priority, and as a result, we executed our preparedness plans at our manufacturing facilities. We have taken several measures to protect our people, including upgrading cleaning protocols, remote working arrangements, temperature screenings, the use of personal protective equipment including face masks, increased sanitization measures, imposing visitor and travel restrictions, and taking precautions to minimize contact among employees, as part of social distancing, by grouping our professionals into smaller pods and separating their work shifts, and having our office-based employees continuing to work remotely where possible.
We have crisis management teams in place monitoring this rapidly evolving situation and recommending risk mitigation actions as deemed necessary. We are also working closely with our contract manufacturers, distributors, contractors and other external business partners. We have developed return-to-workplace protocols and implemented mandatory site guidelines to continue to protect the health and safety of our employees at each location and to promote an orderly and phased return for those who have been working from home. We expect that our facilities in less affected regions will progress through our phased approach more quickly.

Customer Demand
In the second quarter of 2020, we experienced reduced demand due to COVID-19 in most product categories except Consumer Fragrances. Two areas where demand continues to be significantly below historical levels are: 1) Taste Products used in retail food services (including Flavor Compounds and Flavor Ingredients), and 2) our Fine Fragrances and Cosmetic Active Ingredients product categories. These declines are primarily a result of travel and shelter-in-place restrictions and the closure of retail outlets. Operating profit margin has declined in the second quarter of 2020 as a result of decreased sales in most product categories, except Consumer Fragrances, and incremental costs in all categories. We expect demand to return for all categories (including for Taste Products used in retail food services, Fine Fragrances and Cosmetic Active Ingredients product categories) although the timing of this increase in demand is uncertain and depends on the duration and scope of the COVID-19 pandemic, overall economic conditions and consumer preferences.
Facilities and Supply Chain
Through the second quarter of 2020, we have incurred some additional costs related to our supply chain but, overall, there has been minimal disruption to our supply chain network, including in the areas of the supply of our ingredients, raw materials and other sourced materials. It is possible that more significant disruptions could occur if the COVID-19 pandemic continues to impact markets around the world. The disruption we continue to experience primarily relates to distribution of certain raw materials and transport logistics in markets where governments have implemented the strictest regulations. As a result, shipments for some orders continue to be delayed.
In affected locations, we continue to receive shipments from our suppliers and are taking steps to minimize any disruptions on this segment of our supply chain including increasing inventory levels to meet anticipated customer demand in the third and fourth quarters of 2020. Although all of our manufacturing facilities remain operational, we anticipate additional costs to be incurred from labor, shipping, and cleaning as well as higher raw material costs, related to potential COVID-19 supply chain disruptions.
Our manufacturing plants continue to operate world-wide in compliance with the orders and restrictions imposed by government authorities in each of our locations, and we are working with our customers to meet their specific shipment needs. Most plants have begun to restore operations to historical levels, notwithstanding that certain restrictions imposed to achieve social distancing remain in place. However, some of IFF's R&D and creative applications centers are closed or operating on limited schedules. To provide business continuity, we have contracts with third party laboratories that can conduct adequate testing.
Overall Impact on Financial Results
For our consolidated results of operations for the second quarter of 2020, there was a reduction in revenue of approximately 7% on a reported basis and 4% on a currency neutral basis. As noted, the declines affected most product categories except Consumer Fragrances and was particularly focused on Fine Fragrance and Taste Products used in retail food services. The impact that COVID-19 will have on our consolidated results of operations throughout 2020 remains uncertain. Based on the length and severity of COVID-19, we may experience continued volatility as a result of retail and travel, consumer shopping and consumption behavior. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.
Although IFF does not currently anticipate any impairment charges related to COVID-19, the continuing effects of a prolonged pandemic could result in increased risk of asset write-downs and impairments, including, but not limited to, equity investments, goodwill and intangibles. Any of these events could potentially result in a material adverse impact on IFF’s business and results of operations.
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
Financial Performance Overview
For a reconciliation between reported and adjusted figures, please refer to the "Non-GAAP Financial Measures" section.
Sales
Sales in the second quarter of 2020 decreased 7% on a reported basis and 4% on a currency neutral basis (which excludes the effects of changes in currency). Taste sales decreased 8% on a reported basis and 5% on a currency neutral basis in the second quarter of 2020. Scent sales decreased 6% on a reported basis and 4% on a currency neutral basis in the second quarter of 2020. The 2019 Acquisition Activity had an immaterial impact on sales growth on both a reported and currency neutral basis. Consolidated reported and currency neutral sales decline was driven by volume reductions in both Taste and Scent, caused by the global stay-at-home and travel restrictions due to COVID-19. Sales decreased in most product categories except for Consumer Fragrances, which had increased volumes to support customer demand related to the COVID-19 pandemic.
Exchange rate variations had an unfavorable impact on net sales for the second quarter of 2020 of 3%. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies.
Gross Margin
Gross margin decreased to 40.2% in the second quarter of 2020 from 42.3% in the 2019 period, principally driven by decreased sales volumes, unfavorable mix and higher raw material costs as a percentage of sales, partially offset by the impact of productivity initiatives.
Operating profit
Operating profit decreased $80.6 million to $119.4 million (10.0% of sales) in the 2020 second quarter compared to $199.9 million (15.5% of sales) in the comparable 2019 period. Foreign currency had a 1.7% unfavorable impact on operating profit in the second quarter of 2020 compared to a 3.3% unfavorable impact on operating profit in the 2019 period. Adjusted operating profit was $158.1 million (13.2% of sales) for the second quarter of 2020, a decrease from $213.9 million (16.6% of sales) for the second quarter of 2019, principally driven by decreased sales volumes on existing business due to COVID-19, unfavorable mix and higher raw material costs as a percentage of sales, partially offset by the impact of cross selling and productivity initiatives.
Cash flows
Cash flows provided by operations for the six months ended June 30, 2020 was $208.4 million or 8.2% of sales, compared to cash flows provided by operations of $184.9 million or 7.1% of sales for the six months ended June 30, 2019. The increase in cash provided by operating activities during 2020 was principally driven by lower net working capital (principally related to accounts receivable and accounts payable), partially offset by lower cash earnings in the current year.
Overall cash, cash equivalents and restricted cash were also affected by exchange rates changes, which resulted in a $28.2 million reduction in cash for the six months ended June 30, 2020 compared to an increase of $2.1 million for the six months ended June 30, 2019.

RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2020	2019	Change	2020	2019	Change
Net sales	$1,198,773	$1,291,568	(7)%	$2,546,090	$2,588,970	(2)%
Cost of goods sold	716,931	745,329	(4)%	1,498,381	1,511,472	(1)%
Gross profit	481,842	546,239		1,047,709	1,077,498
Research and development (R&D) expenses	80,948	84,816	(5)%	166,857	175,412	(5)%
Selling and administrative (S&A) expenses	230,407	210,100	10%	460,121	423,282	9%
Amortization of acquisition-related intangibles	48,834	47,909	2%	97,184	95,534	2%
Restructuring and other charges, net	1,884	2,525	(25)%	6,802	18,699	(64)%
Losses on sales of fixed assets	399	952	(58)%	1,153	764	51%
Operating profit	119,370	199,937		315,592	363,807
Interest expense	32,062	32,593	(2)%	64,202	69,165	(7)%
Other income, net	(15,757)	(2,137)	NMF	(5,183)	(9,415)	(45)%
Income before taxes	103,065	169,481		256,573	304,057
Taxes on income	15,699	30,612	(49)%	41,996	53,974	(22)%
Net income	$87,366	$138,869	(37)%	$214,577	$250,083	(14)%
Net income attributable to noncontrolling interests	1,162	2,492	(53)%	3,766	4,877	(23)%
Net income attributable to IFF stockholders	$86,204	$136,377	(37)%	$210,811	$245,206	(14)%
Diluted EPS	$0.74	$1.20	(38)%	$1.89	$2.16	(13)%
Gross margin	40.2%	42.3%		41.1%	41.6%
R&D as a percentage of sales	6.8%	6.6%		6.6%	6.8%
S&A as a percentage of sales	19.2%	16.3%		18.1%	16.3%
Operating margin	10.0%	15.5%		12.4%	14.1%
Adjusted operating margin	13.2%	16.6%		14.9%	16.2%
Effective tax rate	15.2%	18.1%		16.4%	17.8%
Segment net sales
Taste	$748,324	$811,319	(8)%	$1,578,646	$1,616,121	(2)%
Scent	450,449	480,249	(6)%	967,444	972,849	(1)%
Consolidated	$1,198,773	$1,291,568		$2,546,090	$2,588,970
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

SECOND QUARTER 2020 IN COMPARISON TO SECOND QUARTER 2019
Sales
Sales for the second quarter of 2020 totaled $1.2 billion, a decrease of 7% on a reported basis and 4% on a currency neutral basis as compared to the prior year quarter. The 2019 Acquisition Activity had an immaterial impact on sales growth on both a reported and currency neutral basis. Sales declines were primarily driven by volume reductions in Taste and Scent, caused by the global stay-at-home and travel restrictions due to COVID-19. Sales declines were greatest in the areas of Fine Fragrances and Taste Products used in retail food services (including Flavor Compounds and Flavor Ingredients). Sales declines were partially offset by Consumer Fragrances, which had increased volume to support customer demand related to the COVID-19 pandemic.

Sales Performance by Segment

	% Change in Sales - Second Quarter 2020 vs. Second Quarter 2019
	Reported	Currency Neutral
Taste	-8%	-5%
Scent	-6%	-4%
Total	-7%	-4%
_______________________
(1)Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2020 period.
Taste
Taste sales in 2020 decreased 8% on a reported basis and 5% on a currency neutral basis versus the prior year period. Performance was driven by sales declines in all regions primarily from volume reductions due to reduced consumer demand related to the COVID-19 pandemic, which was partially offset by new win performance (net of losses).
Scent
Scent sales in 2020 decreased 6% on a reported basis and 4% on a currency neutral basis. Sales decline in the Scent business unit was driven by Fine Fragrances due to the disruptions in consumer access to retail markets due to COVID-19, followed by Fragrance Ingredients due primarily to price reductions and supply-chain challenges in India requiring us to forego external sales to customers in Fragrance Ingredients in favor of supplying our Fragrance Compounds business. Performance in the Scent business unit was partially offset by growth in Consumer Fragrances which was driven by new win performance (net of losses) and volume increases in certain product categories to support customer demand related to the COVID-19 pandemic.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, increased 2.1% in the second quarter of 2020 to 59.8% compared to 57.7% in the second quarter of 2019, principally driven by higher raw material costs as a percentage of sales and partially offset by the impact of productivity initiatives.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, increased to 6.8% in the second quarter of 2020 versus 6.6% in the second quarter of 2019. The increase as a percentage of sales in 2020 was principally due to a larger decrease in sales over the prior year when compared to the reduction in employee-related R&D expenses.
Selling and Administrative (S&A) Expenses
S&A expenses increased $20.3 million to $230.4 million (19.2% of sales), in the second quarter of 2020 compared to $210.1 million (16.3% of sales) in the second quarter of 2019. Adjusted S&A expense decreased by $6.0 million to $194.5 million (16.2% of sales) in 2020 compared to $200.5 million (15.5% of sales) in 2019. The increase in S&A expenses was due to higher employee related expenses, including salaries and wages.
Restructuring and Other Charges
Frutarom Integration Initiative
In connection with the acquisition of Frutarom, we began to execute an integration plan that, among other initiatives, seeks to optimize our manufacturing network. As part of the Frutarom Integration Initiative, we expect to close approximately 35 manufacturing sites with most of the closures targeted to occur by the end of 2021. During the second quarter of 2020, we announced the closure of one site in North America. Since the inception of the initiative through June 30, 2020, the Company has expensed $17.2 million.
Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $48.8 million in the second quarter of 2020 compared to $47.9 million in the second quarter of 2019 principally due to the 2019 Acquisition Activity.

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

	Three Months Ended June 30,
(DOLLARS IN THOUSANDS)	2020	2019
Segment profit:
Taste	$107,276	$130,623
Scent	70,373	94,214
Global expenses	(19,549)	(10,905)
Operational Improvement Initiatives	—	(534)
Frutarom Integration Related Costs	(3,283)	(11,417)
Restructuring and Other Charges, net	(1,884)	(2,525)
Losses on sale of assets	(399)	(952)
Frutarom Acquisition Related Costs	239	1,433
Compliance Review & Legal Defense Costs	25	—
N&B Transaction Related Costs	(10,926)	—
N&B Integration Related Costs	(22,502)	—
Operating profit	$119,370	$199,937
Profit margin:
Taste	14.3%	16.1%
Scent	15.6%	19.6%
Consolidated	10.0%	15.5%

Taste Segment Profit
Taste segment profit decreased $23.3 million to $107.3 million in the second quarter of 2020 (14.3% of segment sales) from $130.6 million (16.1% of sales) in the comparable 2019 period. The decrease principally reflected volume reductions on existing business and unfavorable price versus input costs, partially offset by the impact of cost savings and productivity initiatives.
Scent Segment Profit
Scent segment profit decreased $23.8 million to $70.4 million in the second quarter of 2020 (15.6% of segment sales) from $94.2 million (19.6% of sales) in the comparable 2019 period. The decrease principally reflected volume reductions on existing business and unfavorable price versus input costs and mix, partially offset by the impact of cost savings and productivity initiatives.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the second quarter of 2020, Global expenses were $19.5 million compared to $10.9 million during the second quarter of 2019. The increase was principally driven by higher incentive compensation in 2020 and, to a lesser extent, lower gains from our currency hedging program.
Interest Expense
Interest expense decreased to $32.1 million in the second quarter of 2020 compared to $32.6 million in the 2019 period. This slight decrease was driven by repayments on the Term Loan and TEUs. Average cost of debt was 3.0% for the 2020 period compared to 2.5% for the 2019 period.

Other Income, Net
Other income, net increased by $13.5 million to $15.8 million of income in the second quarter of 2020 versus $2.1 million of income in the 2019 period. The increase was primarily driven by currency gains and gains on mark-to-market adjustments on investments.
Income Taxes
The effective tax rate for the three months ended June 30, 2020 was 15.2% compared with 18.1% for the three months ended June 30, 2019. The adjusted effective tax rate for the three months ended June 30, 2020 was 16.4%. compared to 18.5% for the second quarter of 2019. The decrease in effective tax rate was primarily due to lower repatriation costs, a favorable mix of earnings and non-U.S. provision to return adjustments recorded in 2020, partially offset by an increase of loss provisions. The decrease in adjusted effective tax rate was primarily due to lower repatriation costs and non-U.S. provision to return adjustments recorded in 2020, partially offset by an unfavorable mix of earnings and an increase in loss provisions.
FIRST SIX MONTHS 2020 IN COMPARISON TO FIRST SIX MONTHS 2019
Sales
Sales for the first six months of 2020 totaled $2.5 billion, a decrease of 2% on a reported basis and an increase of 1% on a currency neutral basis as compared to the 2019 period. The 2019 Acquisition Activity had an immaterial impact on sales growth on both a reported and currency neutral basis. Sales performance for the Taste segment reflected reduced sales related to Taste Products used in retail food services (including Flavor Compounds and Flavor Ingredients), offset by new win performance (net of losses) in certain other categories. Sales for the Scent segment reflected strength in Consumer Fragrances offset by declines in Fine Fragrances.
Sales Performance by Segment

	% Change in Sales - First Six Months 2020 vs. First Six Months 2019
	Reported	Currency Neutral
Taste	-2%	0%
Scent	-1%	2%
Total	-2%	1%
_______________________
(1)Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2020 period.
Taste
Taste sales in 2020 decreased 2% on a reported basis and were flat on a currency neutral basis versus the prior year period. Sales in Taste primarily were a result of reduced demand due to COVID-19, offset partially by new win performance (net of losses).
Scent
Scent sales in 2020 decreased 1% on a reported basis and increased 2% on a currency neutral basis. Sales increased primarily due to Consumer Fragrances, primarily driven by new win performance (net of losses) and volume increases in certain product categories to support customer demand related to the COVID-19 pandemic.
Performance in the Scent business unit was offset by declines in Fine Fragrances, primarily driven by volume reductions caused by the disruption of consumer access to retail markets due to COVID-19, followed by Fragrance Ingredients primarily driven by price reductions and supply-chain challenges in India requiring us to forego external sales to customers in Fragrance Ingredients in favor of supplying our Fragrance Compounds business. Performance in the Scent business unit was partially offset by Consumer Fragrances, primarily driven by new win performance (net of losses) and volume increases in certain product categories to support customer demand related to the COVID-19 pandemic.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, increased 0.5% in the first six months of 2020 to 58.9% compared to 58.4% in the 2019 period, principally driven by higher raw material costs as a percentage of sales offset by the impact of integration and productivity initiatives.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, decreased to 6.6% in the first six months of 2020 versus 6.8% in the 2019 period. The decrease as a percentage of sales in 2020 was principally due to lower R&D expenses in the period.
Selling and Administrative (S&A) Expenses
In the first six months of 2020, S&A expenses increased to $460.1 million from $423.3 million, and 18.1% as a percentage of sales, in the 2020 period compared to 16.3% in the 2019 period. Adjusted S&A expenses increased by $7.2 million, which was 15.9% as a percentage of sales in the 2020 period compared to 15.4% as a percentage of sales in 2019. The increase in S&A expenses was due to higher employee related expenses, including salaries, wages and incentive compensation.
During the first quarter of 2020, we recognized $5.7 million in income related to the expected recoveries of previously paid indirect taxes in Brazil. The income was recorded as a reduction in S&A expenses during the first six months of 2020.
Restructuring and Other Charges
Frutarom Integration Initiative
In connection with the acquisition of Frutarom, we began to execute an integration plan that, among other initiatives, seeks to optimize our manufacturing network. As part of the Frutarom Integration Initiative, we expect to close approximately 35 manufacturing sites with most of the closures targeted to occur by the end of 2021. During the six months ended June 30, 2020, we announced the closure of five sites, of which two sites are in Europe, Africa and Middle East, one site in Latin America, and two sites in North America. Since the inception of the initiative, we expensed $17.2 million through June 30, 2020.
Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $97.2 million in the first six months of 2020 compared to $95.5 million in the 2019 period principally due to the 2019 Acquisition Activity.
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

	Six Months Ended
	June 30,
(DOLLARS IN THOUSANDS)	2020	2019
Segment profit:
Taste	$244,623	$262,025
Scent	175,768	184,167
Global expenses	(39,942)	(27,572)
Operational Improvement Initiatives	—	(940)
Frutarom Integration Related Costs	(6,933)	(26,314)
Restructuring and Other Charges, net	(6,802)	(18,699)
Losses on sale of assets	(1,153)	(764)
Frutarom Acquisition Related Costs	(574)	(8,096)
Compliance Review & Legal Defense Costs	(624)	—
N&B Transaction Related Costs	(16,125)	—
N&B Integration Related Costs	(32,646)	—
Operating profit	$315,592	$363,807
Profit margin:
Taste	15.5%	16.2%
Scent	18.2%	18.9%
Consolidated	12.4%	14.1%
Taste Segment Profit
Taste segment profit decreased to $244.6 million in the first six months of 2020, or 15.5% as a percentage of sales, compared to $262.0 million, or 16.2% as a percentage of sales, in the comparable 2019 period. The decrease in segment profit principally reflected lower volumes and unfavorable price versus input costs, partially offset by new win performance (net of losses), cost savings and productivity initiatives.
Scent Segment Profit
Scent segment profit decreased to $175.8 million in the first six months of 2020 compared to $184.2 million in the comparable 2019 period. Scent segment profit as a percentage of sales decreased to 18.2% in the first six months of 2020 compared to 18.9% in the comparable 2019 period. The decrease in segment profit as a percentage of sales included the impact of unfavorable price versus input costs and mix, partially offset by the benefit of higher volumes in Consumer Fragrances and cost savings and productivity initiatives.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the first six months of 2020, Global expenses were $39.9 million compared to $27.6 million during the first six months of 2019. The increase was driven by higher incentive compensation expense in 2020 and, to a lesser extent, lower gains from our currency hedging program.
Interest Expense
Interest expense decreased to $64.2 million in the first six months of 2020 compared to $69.2 million in the 2019 period. This decrease was primarily driven by repayments on the Term Loan and TEUs. Average cost of debt was 2.9% for both periods.
Other Income, Net
Other income, net decreased by $4.2 million to $5.2 million of income in the first six months of 2020 versus $9.4 million of income in the comparable 2019 period. The decrease was primarily driven by currency losses and less interest income year-over-year.

Income Taxes
The effective tax rate for the six months ended June 30, 2020 was 16.4% compared with 17.8% for the six months ended June 30, 2019. The year-over-year decrease was primarily due to lower repatriation costs and non-U.S. provision to return adjustments recorded in 2020, partially offset by an unfavorable mix of earnings and an increase in loss provisions.
Excluding the $10.3 million tax benefit associated with the pre-tax operational improvement initiatives, integration related costs, restructuring and other charges, net, losses (gains) on sale of assets, Frutarom acquisition related costs, N&B acquisition related costs, and compliance review & legal defense costs, the adjusted effective tax rate for the six months ended June 30, 2020 was 16.3%.
For the six months ended June 30, 2019, the adjusted effective tax rate was 18.5% excluding the $12.4 million tax benefit associated with the pre-tax operational improvement initiatives, integration related costs, restructuring and other charges, net, losses on sale of assets, and Frutarom acquisition related costs.
Liquidity and Capital Resources
Cash and Cash Equivalents
We had cash and cash equivalents of $497.4 million at June 30, 2020 compared to $606.8 million at December 31, 2019, of which $398.6 million of the balance at June 30, 2020 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate cash from our non-U.S. subsidiaries to fund financial obligations in the U.S. As we repatriate these funds to the U.S. we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of June 30, 2020, we had a deferred tax liability of $42.8 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
Restricted Cash
Restricted cash of $14.5 million relates, principally, to amounts escrowed related to certain payments to be made to former Frutarom option holders in future periods. As of June 30, 2020, a portion of this balance, $4.4 million, is classified as a noncurrent asset.
Cash Flows Provided By Operating Activities
Cash flows provided by operations for the six months ended June 30, 2020 was $208.4 million or 8.2% of sales, compared to cash provided by operations of $184.9 million or 7.1% of sales for the six months ended June 30, 2019. The increase in cash provided by operating activities during 2020 was principally driven by lower net working capital (principally related to accounts receivable and accounts payable), partially offset by lower cash earnings in the current year.
Working capital (current assets less current liabilities) totaled $1.7 billion and $1.4 billion at June 30, 2020 and December 31, 2019, respectively.
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
As of June 30, 2020, the Company had removed approximately $213 million of receivables. The impact on cash provided by operations from participating in these programs increased approximately $8 million for both the six months ended June 30, 2020 and 2019. The cost of participating in these programs was approximately $1 million for both the three months ended June 30, 2020 and 2019, and $2 million and $3 million for the six months ended June 30, 2020 and 2019, respectively.
Cash Flows Used In Investing Activities
Net investing activities during the first six months of 2020 used $77.6 million compared to $146.2 million in the prior year period. Additions to property, plant and equipment were $80.0 million during the first six months of 2020 compared to $119.1 million in the first six months of 2019. The decrease in cash used in investing activities was further attributable to acquisition activities in the 2019 period, partially offset by lower proceeds from the disposal of assets in the current year.

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
In connection with the acquisition of Frutarom, we began to execute an integration plan that, among other initiatives, seeks to optimize our manufacturing network. As part of the Frutarom Integration Initiative, we expect to close approximately 35 manufacturing sites with most of the closures targeted to occur by the end of 2021. During 2019, we announced the closure of ten sites, of which six sites were in Europe, Africa and Middle East, two sites in Latin America, and one site in each of North America and Greater Asia. During the six months ended June 30, 2020, we announced the closure of five sites, of which two sites are in Europe, Africa and Middle East, one site in Latin America, and two sites in North America.
Total restructuring costs for the program are expected to be approximately $40 million to $50 million including cash and non-cash items. Since the inception of the initiative, we expensed $17.2 million, of which $10.4 million was recorded in 2019 and $6.8 million was recorded in the first six months of 2020. The costs are principally related to severance and fixed asset write-downs, with the remainder comprising costs such as contract termination and relocation. The Company expects to close an additional 6-8 sites in connection with the integration initiative for the remainder of 2020 with most of the remaining sites scheduled to close by the end of 2021.
As a result of the outbreak of COVID-19 and the related uncertainty and complexity of the environment, we expect that most restructuring activities and their related charges will be completed at the end of 2021.
We expect to achieve $145 million of synergy targets, and realized approximately $50 million of cost synergies in 2019. As of the second quarter 2020, we have realized approximately $32 million of cost synergies year-to-date.
Additionally, during the first six months of 2020, we recorded $6.9 million in advisory services, retention bonuses and performance stock awards costs related to the integration of the Frutarom acquisition.
Cash Flows Used In Financing Activities
Cash used in financing activities in the first six months of 2020 was $214.6 million compared to $234.4 million in the prior year period. The decrease in cash used in financing activities was principally driven by lower repayments of debt and contingent consideration paid when compared to the prior year related to the 2019 Acquisition Activity, offset by purchases of redeemable non-controlling interests in the current year.
We paid dividends totaling $160.1 million in the 2020 period. We declared a cash dividend per share of $0.75 in the second quarter of 2020 that was paid on July 6, 2020 to all shareholders of record as of June 25, 2020. On August 10, 2020, the Board of Directors authorized a 3%, or $0.02 increase, in the quarterly dividend to $0.77 per share of the Company’s common stock. The quarterly dividend is payable on October 5, 2020 to shareholders of record as of September 24, 2020.
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
Effect of exchange rate changes on cash, cash equivalents and restricted cash
Overall cash, cash equivalents and restricted cash were also affected by exchange rates changes, which resulted in a $28.2 million reduction in cash for the six months ended June 30, 2020 compared to an increase of $2.1 million for the six months ended June 30, 2019.

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
The Credit Facility and Term Loan contain various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including the requirement for us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period, of not more than 4.5 to 1.0, which shall be reduced to 4.25 to 1.0 as of the end of September 30, 2019, 4.0 to 1.0 as of the end of March 31, 2020 and to 3.5 to 1.0 as of the end of March 31, 2021. After the expected closing date of the pending N&B transaction in the first quarter of 2021, the Company’s maximum permitted ratio of Net Debt to Consolidated EBITDA shall be 4.50 to 1.0, stepping-down to 3.50 to 1.0 over time (with a step-up if the Company consummates certain qualified acquisitions).
As of June 30, 2020 we had no outstanding borrowings under our $1 billion Credit Facility and $240 million outstanding for the Term Loan. The amount that we are able to draw down under the Credit Facility is limited by financial covenants as described in more detail below. As of June 30, 2020, our draw down capacity was $682 million under the Credit Facility.
At June 30, 2020, we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At June 30, 2020 our Net Debt/adjusted EBITDA(1) ratio was 3.40 to 1.0 as defined by the credit facility agreements, well below the financial covenants of existing outstanding debt.
_______________________
(1)Adjusted EBITDA and Net Debt, which are non-GAAP measures used for these covenants, are calculated in accordance with the definition in the debt agreements. In this context, these measures are used solely to provide information on the extent to which we are in compliance with debt covenants and may not be comparable to adjusted EBITDA and Net Debt used by other companies. Reconciliations of adjusted EBITDA to net income and net debt to total debt are as follows:

(DOLLARS IN MILLIONS)	Twelve Months Ended June 30, 2020
Net income	$421.4
Interest expense	133.2
Income taxes	85.3
Depreciation and amortization	328.8
Specified items (1)	131.2
Non-cash items (2)	37.9
Adjusted EBITDA	$1,137.8

(1)Specified items for the 12 months ended June 30, 2020 of $131.2 million, consisted of operational improvement initiatives, acquisition related costs, Frutarom integration related costs, restructuring and other charges, net, FDA mandated product recall, Frutarom acquisition related costs, compliance review & legal defense costs, N&B transaction related costs and N&B integration related costs.

(2)Non-cash items represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets and stock-based compensation.

(DOLLARS IN MILLIONS)	June 30, 2020
Total debt	$4,366.9
Adjustments:
Cash and cash equivalents	497.4
Net debt	$3,869.5
Senior Notes
As of June 30, 2020, we had $4.10 billion aggregate principal amount outstanding in senior unsecured notes, with $1.80 billion principal amount denominated in EUR and $2.30 billion principal amount denominated in USD. The notes bear interest ranging from 0.50% per year to 5.00% per year, with maturities from September 2020 to September 2048. Of these notes, $300 million in aggregate principal amount of our 3.40% senior notes will mature in September 2020.
2022 Term Loan
As discussed in Note 7 to the Consolidated Financial Statements, on May 15, 2020, the Company entered into a new Term Loan Agreement (the "2022 Term Loan") with China Construction Bank Corporation, New York Branch, as the administrative agent, and the lenders party thereto on a senior unsecured two year term loan facility with an aggregate principal amount of up to $200 million. The loans under the 2022 Term Loan will be available in a single draw between September 15, 2020 and September 25, 2020. As of June 30, 2020, the Company had no outstanding borrowings under this 2022 Term Loan.
Contractual Obligations
We expect to contribute a total of $4.4 million to our U.S. pension plans and a total of $20.9 million to our Non-U.S. plans during 2020. During the six months ended June 30, 2020, there were no contributions made to the qualified U.S. pension plans, $11.5 million of contributions were made to the non-U.S. pension plans, and $2.6 million of benefit payments were made with respect to our non-qualified U.S. pension plan. We also expect to contribute $3.8 million to our postretirement benefits other than pension plans during 2020. During the six months ended June 30, 2020, $1.5 million of contributions were made to postretirement benefits other than pension plans.
As discussed in Note 15 to the Consolidated Financial Statements, at June 30, 2020, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances, these arrangements are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.
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
Adjusted selling and administrative expenses exclude Frutarom integration related costs, Frutarom acquisition related costs, compliance review & legal defense costs, and N&B transaction related costs.
Adjusted operating profit and adjusted operating margin exclude operational improvement initiatives, Frutarom integration related costs, restructuring and other charges, net, losses on sale of assets, Frutarom acquisition related costs, compliance review & legal defense costs, N&B transaction related costs, and N&B integration related costs.
Adjusted effective tax rate exclude operational improvement initiatives, Frutarom integration related costs, restructuring and other charges, net, Frutarom acquisition related costs, N&B transaction related costs, and N&B integration related costs.
Net Debt to Combined Adjusted EBITDA is the leverage ratio used in our credit agreement and defined as Net Debt (which is long-term debt less cash and cash equivalents) divided by Combined Adjusted EBITDA. However, as Adjusted EBITDA for these purposes was calculated in accordance with the provisions of the credit agreement, it may differ from the calculation used for other purposes.

A. Reconciliation of Non-GAAP Metrics

Reconciliation of Gross Profit
	Three Months Ended June 30,
(DOLLARS IN THOUSANDS)	2020	2019
Reported (GAAP)	$481,842	$546,239
Operational Improvement Initiatives (a)	—	534
Frutarom Integration Related Costs (b)	96	165
Frutarom Acquisition Related Costs (d)	246	—
Adjusted (Non-GAAP)	$482,184	$546,938

Reconciliation of Selling and Administrative Expenses
	Three Months Ended June 30,
(DOLLARS IN THOUSANDS)	2020	2019
Reported (GAAP)	$230,407	$210,100
Frutarom Integration Related Costs (b)	(2,999)	(11,043)
Frutarom Acquisition Related Costs (d)	485	1,433
Compliance Review & Legal Defense Costs (e)	25	—
N&B Transaction Related Costs (f)	(10,926)	—
N&B Integration Related Costs (g)	(22,502)	—
Adjusted (Non-GAAP)	$194,490	$200,490

Reconciliation of Operating Profit
	Three Months Ended June 30,
(DOLLARS IN THOUSANDS)	2020	2019
Reported (GAAP)	$119,370	$199,937
Operational Improvement Initiatives (a)	—	534
Frutarom Integration Related Costs (b)	3,283	11,417
Restructuring and Other Charges, net (c)	1,884	2,525
Losses on Sale of Assets	399	952
Frutarom Acquisition Related Costs (d)	(239)	(1,433)
Compliance Review & Legal Defense Costs (e)	(25)	—
N&B Transaction Related Costs (f)	10,926	—
N&B Integration Related Costs (g)	22,502	—
Adjusted (Non-GAAP)	$158,100	$213,932

Reconciliation of Net Income
	Three Months Ended June 30,
	2020				2019
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	Income before taxes	Taxes on income (i)	Net Income Attributable to IFF (j)	Diluted EPS (k)	Income before taxes	Taxes on income (i)	Net Income Attributable to IFF (j)	Diluted EPS
Reported (GAAP)	$103,065	$15,699	$86,204	$0.74	$169,481	$30,612	$136,377	$1.20
Operational Improvement Initiatives (a)	—	—	—	—	534	176	358	—
Frutarom Integration Related Costs (b)	3,283	737	2,546	0.02	11,417	2,574	8,843	0.08
Restructuring and Other Charges, net (c)	1,884	539	1,345	0.01	2,525	552	1,973	0.02
Losses on Sale of Assets	399	76	323	—	952	235	717	0.01
Frutarom Acquisition Related Costs (d)	(147)	(49)	(98)	—	(1,433)	(143)	(1,290)	(0.01)
Compliance Review & Legal Defense Costs (e)	(25)	(5)	(20)	—	—	—	—	—
N&B Transaction Related Costs (f)	10,926	904	10,022	0.09	—	—	—	—
N&B Integration Related Costs (g)	22,502	5,368	17,134	0.15	—	—	—	—
Redemption value adjustment to EPS (h)	—	—	—	0.01	—	—	—	—
Adjusted (Non-GAAP)	$141,887	$23,269	$117,456	$1.03	$183,476	$34,006	$146,978	$1.30

(a)	Represents accelerated depreciation related to a plant relocation in India and China.
(b)	Represents costs related to the integration of the Frutarom acquisition. For 2020, costs primarily related to advisory services, retention bonuses and performance stock awards. For 2019, costs principally related to advisory services.
(c)	For 2020, represents costs primarily related to the Frutarom Integration Initiative. For 2019, represents costs primarily related to the 2019 Severance Program.
(d)	Represents transaction-related costs and expenses related to the acquisition of Frutarom. For 2020, amount primarily includes earn-out payments, net of adjustments, amortization for inventory "step-up" costs and transaction costs principally related to the 2019 Acquisition Activity, including an adjustment to reverse an earnout liability in the second quarter of 2020. For 2019, amount primarily includes transaction costs included in Selling and administrative expense.
(e)	Costs related to reviewing the nature of inappropriate payments and review of compliance in certain other countries. In addition, includes legal costs for related shareholder lawsuits.
(f)	Represents transaction costs and expenses related to the pending transaction with N&B, principally related to legal and professional fees for capital raising activities.
(g)	Represents costs primarily related to advisory services for the integration of the pending transaction with N&B, principally consulting fees.
(h)	Represents the adjustment to EPS related to the excess of the redemption value of certain redeemable noncontrolling interests over their existing carrying value.
(i)	The income tax expense (benefit) on non-GAAP adjustments is computed in accordance with ASC 740 using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for each jurisdiction in which such charges were incurred, except for those items which are non-taxable or are subject to a valuation allowance for which the tax expense (benefit) was calculated at 0%. For fiscal years 2020 and 2019, these non-GAAP adjustments were not subject to foreign tax credits, but to the extent that such factors are applicable to any future non-GAAP adjustments we will take such factors into consideration in calculating the tax expense (benefit). For amortization, the tax benefit has been calculated based on the statutory rate on a country by country basis.
(j)	For 2020 and 2019, net income is reduced by income attributable to noncontrolling interest of $1.2M and $2.5M, respectively.
(k)	The sum of these items does not foot due to rounding.

Reconciliation of Gross Profit
	Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2020	2019
Reported (GAAP)	$1,047,709	$1,077,498
Operational Improvement Initiatives (a)	—	940
Frutarom Integration Related Costs (b)	245	321
Frutarom Acquisition Related Costs (d)	759	7,850
Adjusted (Non-GAAP)	$1,048,713	$1,086,609

Reconciliation of Selling and Administrative Expenses
	Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2020	2019
Reported (GAAP)	$460,121	$423,282
Frutarom Integration Related Costs (b)	(6,278)	(25,600)
Frutarom Acquisition Related Costs (d)	185	(246)
Compliance Review & Legal Defense Costs (e)	(624)	—
N&B Transaction Related Costs (f)	(16,125)	—
N&B Integration Related Costs (g)	(32,646)	—
Adjusted (Non-GAAP)	$404,633	$397,436

Reconciliation of Operating Profit
	Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2020	2019
Reported (GAAP)	$315,592	$363,807
Operational Improvement Initiatives (a)	—	940
Frutarom Integration Related Costs (b)	6,933	26,314
Restructuring and Other Charges, net (c)	6,802	18,699
Losses on Sale of Assets	1,153	764
Frutarom Acquisition Related Costs (d)	574	8,096
Compliance Review & Legal Defense Costs (e)	624	—
N&B Transaction Related Costs (f)	16,125	—
N&B Integration Related Costs (g)	32,646	—
Adjusted (Non-GAAP)	$380,449	$418,620

Reconciliation of Net Income
	Six Months Ended June 30,
	2020				2019
(DOLLARS IN THOUSANDS)	Income before taxes	Taxes on income (i)	Net Income Attributable to IFF (j)	Diluted EPS	Income before taxes	Taxes on income (i)	Net Income Attributable to IFF (j)	Diluted EPS
Reported (GAAP)	$256,573	$41,996	$210,811	$1.89	$304,057	$53,974	$245,206	$2.16
Operational Improvement Initiatives (a)	—	—	—	—	940	318	622	0.01
Frutarom Integration Related Costs (b)	6,933	1,552	5,381	0.05	26,314	5,923	20,391	0.18
Restructuring and Other Charges, net (c)	6,802	1,573	5,229	0.05	18,699	4,583	14,116	0.12
Losses on Sale of Assets	1,153	265	888	0.01	764	192	572	0.01
Frutarom Acquisition Related Costs (d)	66	(1,683)	1,749	0.02	8,096	1,387	6,709	0.06
Compliance Review & Legal Defense Costs (e)	624	130	494	—	—	—	—	—
N&B Transaction Related Costs (f)	16,125	904	15,221	0.13	—	—	—	—
N&B Integration Related Costs (g)	32,646	7,536	25,110	0.22	—	—	—	—
Redemption value adjustment to EPS (h)	—	—	—	(0.04)	—	—	—	—
Adjusted (Non-GAAP)	$320,922	$52,273	$264,883	$2.33	$358,870	$66,377	$287,616	$2.54

(a)	Represents accelerated depreciation related to a plant relocation in India and China.
(b)	Represents costs related to the integration of the Frutarom acquisition. For 2020, costs primarily related to advisory services, retention bonuses and performance stock awards. For 2019, costs principally related to advisory services.
(c)	For 2020, represents costs primarily related to the Frutarom Integration Initiative. For 2019, represents costs primarily related to the 2019 Severance Program.
(d)	Represents transaction-related costs and expenses related to the acquisition of Frutarom. For 2020, amount primarily includes earn-out payments, net of adjustments, amortization for inventory "step-up" costs and transaction costs principally related to the 2019 Acquisition Activity, including an adjustment to reverse an earnout liability in the second quarter of 2020. For 2019, amount primarily includes amortization for inventory "step-up" costs and transaction costs, offset by a reduction in contingent consideration included in Selling and administrative expense.
(e)	Costs related to reviewing the nature of inappropriate payments and review of compliance in certain other countries. In addition, includes legal costs for related shareholder lawsuits.
(f)	Represents transaction costs and expenses related to the pending transaction with N&B, principally related to legal and professional fees for capital raising activities.
(g)	Represents costs primarily related to advisory services for the integration of the pending transaction with N&B, principally consulting fees.
(h)	Represents the adjustment to EPS related to the excess of the redemption value of certain redeemable noncontrolling interests over their existing carrying value.
(i)	The income tax expense (benefit) on non-GAAP adjustments is computed in accordance with ASC 740 using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for each jurisdiction in which such charges were incurred, except for those items which are non-taxable or are subject to a valuation allowance for which the tax expense (benefit) was calculated at 0%. For fiscal years 2020 and 2019, these non-GAAP adjustments were not subject to foreign tax credits, but to the extent that such factors are applicable to any future non-GAAP adjustments we will take such factors into consideration in calculating the tax expense (benefit). For amortization, the tax benefit has been calculated based on the statutory rate on a country by country basis.
(j)	For 2020 and 2019, net income is reduced by income attributable to noncontrolling interest of $3.8M and $4.9M, respectively.

B. Foreign Currency Reconciliation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating Profit:
% Change - Reported (GAAP)	(40.3)%	29.4%	(13.3)%	10.5%
Items impacting comparability	14.2%	(3.4)%	4.2%	8.9%
% Change - Adjusted (Non-GAAP)	(26.1)%	26.0%	(9.1)%	19.3%
Currency Impact	1.7%	3.3%	1.7%	2.3%
% Change Year-over-Year - Currency Neutral Adjusted (Non-GAAP)*	(24.4)%	29.3%	(7.4)%	21.6%
_______________________
* Currency neutral amount is calculated by translating prior year amounts at the exchange rates used for the corresponding 2020 period. Currency neutral operating profit also eliminates the year-over-year impact of cash flow hedging.
Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
Statements in this Form 10-Q, that are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations and include statements concerning (i) the impacts of COVID-19 and our plans to respond to its implications, (ii) the proposed combination with DuPont’s Nutrition & Biosciences business (“N&B”), (iii) our ability to achieve the anticipated benefits of the Frutarom acquisition, including $145 million of expected synergies, (iv) expected capital expenditures in 2020, (v) expected costs associated with our various restructuring activities, (vi) our margin expectations for 2020, (vii) expected cash flow and availability of capital resources to fund our operations and meet our debt service requirements, (viii) our ability to continue to generate value for, and return cash to, our shareholders, and (ix) anticipated contributions to our pension plans and other post-retirement programs in 2020. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “intend”, “outlook”, “may”, “estimate”, “should”, “predict” and similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:
•disruption in the development, manufacture, distribution or sale of our products from COVID-19 and other public health crises;
•risks related to the integration of the Frutarom business, including whether we will realize the benefits anticipated from the acquisition in the expected time frame;
•unanticipated costs, liabilities, charges or expenses resulting from the Frutarom acquisition;
•our ability to realize expected cost savings and increased efficiencies of the Frutarom integration and our ongoing optimization of our manufacturing facilities;
•our ability to successfully establish and manage acquisitions, collaborations, joint ventures or partnership;
•the increase in our leverage resulting from the additional debt incurred to pay a portion of the consideration for Frutarom and its impact on our liquidity and ability to return capital to its shareholders;
•our ability to successfully market to our expanded and diverse Taste customer base;
•our ability to effectively compete in our market and develop and introduce new products that meet customers’ needs;
•our ability to retain key employees;
•changes in demand from large multi-national customers due to increased competition and our ability to maintain “core list” status with customers;
•our ability to successfully develop innovative and cost-effective products that allow customers to achieve their own profitability expectations;

•disruption in the development, manufacture, distribution or sale of our products from natural disasters, international conflicts, terrorist acts, labor strikes, political crisis, accidents and similar events;
•the impact of a disruption in our supply chain, including the inability to obtain ingredients and raw materials from third parties;
•volatility and increases in the price of raw materials, energy and transportation;
•the impact of a significant data breach or other disruption in our information technology systems, and our ability to comply with data protection laws in the U.S. and abroad;
•our ability to comply with, and the costs associated with compliance with, regulatory requirements and industry standards, including regarding product safety, quality, efficacy and environmental impact;
•our ability to react in a timely and cost-effective manner to changes in consumer preferences and demands, including increased awareness of health and wellness;
•our ability to meet consumer, customer and regulatory sustainability standards;
•our ability to benefit from our investments and expansion in emerging markets;
•the impact of currency fluctuations or devaluations in the principal foreign markets in which we operate;
•economic, regulatory and political risks associated with our international operations;
•the impact of global economic uncertainty on demand for consumer products;
•our ability to comply with, and the costs associated with compliance with, U.S. and foreign environmental protection laws;
•our ability to successfully manage our working capital and inventory balances;
•the impact of the failure to comply with U.S. or foreign anti-corruption and anti-bribery laws and regulations, including the U.S. Foreign Corrupt Practices Act;
•any impairment on our tangible or intangible long-lived assets, including goodwill associated with the acquisition of Frutarom;
•our ability to protect our intellectual property rights;
•the impact of the outcome of legal claims, regulatory investigations and litigation;
•changes in market conditions or governmental regulations relating to our pension and postretirement obligations;
•the impact of changes in federal, state, local and international tax legislation or policies, including the Tax Cuts and Jobs Act, with respect to transfer pricing and state aid, and adverse results of tax audits, assessments, or disputes;
•the impact of the United Kingdom’s departure from the European Union;
•the impact of the phase out of the London Interbank Office Rate (LIBOR) on interest expense;
•risks associated with our pending combination with N&B, including business uncertainties and contractual restrictions while the transaction is pending, costs incurred in connection with the transaction, our ability to pursue alternative transactions, and the impact if we fail to complete the transaction; and
•risks associated with the integration of N&B if we are successful in completing the transaction, including whether we will realize the anticipated synergies and other benefits of the transaction.
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
(b) Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are subject to various claims and legal actions in the ordinary course of our business.
Litigation Matters
On August 12, 2019, Marc Jansen filed a putative securities class action against IFF, its Chairman and CEO, and its then-CFO, in the United States District Court for the Southern District of New York. The lawsuit was filed after IFF disclosed that preliminary results of investigations indicated that Frutarom businesses operating principally in Russia and Ukraine had made improper payments to representatives of customers. On December 26, 2019, the Court appointed a group of six investment funds as lead plaintiff and Pomerantz LLP as lead counsel. On March 16, 2020, lead plaintiff filed an amended complaint, which added Frutarom and certain former officers of Frutarom as defendants. The amended complaint alleges, among other things, that defendants made materially false and misleading statements or omissions concerning IFF’s acquisition of Frutarom, the integration of the two companies, and the companies’ financial reporting and results. The amended complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and under the Israeli Securities Act-1968, against all defendants, and under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants, on behalf of a putative class of persons and entities who purchased or otherwise acquired IFF securities on the New York Stock Exchange between May 7, 2018 and August 12, 2019 and persons and entities who purchased or otherwise acquired IFF securities on the Tel Aviv Stock Exchange between October 9, 2018 and August 12, 2019. The amended complaint seeks an award of unspecified compensatory damages, costs, and expenses. IFF filed a motion to dismiss the case on June 26, 2020.
Two motions to approve securities class actions were filed in the Tel Aviv District Court, Israel, in August 2019, similarly alleging, among other things, false and misleading statements largely in connection with IFF’s acquisition of Frutarom and the above-mentioned improper payments. One motion asserts claims under the U.S. federal securities laws against IFF, its Chairman and CEO, and its former CFO. The other (following an amendment) asserts claims under the Israeli Securities Act-1968 against IFF, its Chairman and CEO, and its former CFO, and against Frutarom and certain former Frutarom officers and directors, as well as claims under the Israeli Companies Act-1999 against certain former Frutarom officers and directors.
On October 29, 2019, IFF and Frutarom filed a claim in the Tel Aviv District Court, Israel, against Ori Yehudai, the former President and CEO of Frutarom, and against certain former directors of Frutarom, challenging the bonus of US $20 million granted to Yehudai in 2018. IFF and Frutarom allege, among other things, that Yehudai was not entitled to receive the bonus because he breached his fiduciary duty by, among other things, knowing of the above-mentioned improper payments and failing to prevent them from being made. The parties agreed, pursuant to the court’s recommendation, to attempt to resolve the dispute through mediation, during which the proceedings relating to this claim are stayed.
On March 11, 2020, an IFF shareholder filed a motion to approve a class action in Israel against, among others, Frutarom, Yehudai, and Frutarom’s former board of directors, alleging that former minority shareholders of Frutarom were harmed as a result of the US $20 million bonus paid to Yehudai.
On June 3, 2020, the Israel Police’s National Fraud Investigation Unit and the Israeli Securities Authority commenced an investigation into Frutarom and certain of its former executives, based on suspected bribery of foreign officials, money laundering, and violations of the Israeli Securities Act-1968. The National Fraud Investigation Unit and the Israeli Securities Authority have provided IFF and Frutarom with various orders. IFF is working to ensure compliance with such orders, all in accordance with, and subject to, Israeli law.
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
The COVID-19 pandemic has subjected IFF’s operations, financial condition and results of operations to a number of risks, including, but not limited to, those discussed below:
•Operations-related risks: IFF’s manufacturing plants continue to operate world-wide in compliance with the orders and restrictions imposed by government authorities in each of IFF's locations, and IFF is working with its customers to meet their specific shipment needs. Most plants have begun to restore operations to historical levels, notwithstanding that certain restrictions imposed to achieve social distancing remain in place. Some of IFF's R&D and creative applications centers are operating on limited schedules or with a reduced workforce of essential employees as a result of certain safety measures implemented by IFF to limit the number of the on-site workforce.
The ability of IFF to continue to supply its products is highly dependent on its ability to maintain the safety of its workforce. The ability of employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, and IFF’s operations and financial results may be negatively affected as a result. IFF has developed return-to-workplace protocols and mandatory site guidelines to continue to protect the health and safety of employees at each location and to promote an orderly and phased return for employees who have been working from home. While IFF is following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of its workforce, there can be no assurance that these measures will be successful, and to the extent that employees in IFF’s manufacturing or distribution centers contract COVID-19, IFF may be required to temporarily close those facilities, which may result in reduced production hours, more rigorous cleaning processes and other preventative and protective measures for employees. Workforce disruptions of this nature may significantly impact IFF’s ability to maintain its operations and may adversely impact its financial results.
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
•Customer-related risks: IFF is experiencing, and may continue to experience, changes in the demand and volume for certain of its products, including due to consumption or stocking behavior changes. For example, ingredients used in products sold mainly in retail outlets, such as fine fragrances or taste products used in retail food services, have seen a decrease in demand as these outlets have closed due to COVID-19 related restrictions. In addition, IFF has received requests for extensions in payment terms from some customers in select markets whose products are experiencing reduced demand.
Although IFF does not currently anticipate any impairment charges related to COVID-19, the continuing effects of a prolonged pandemic could result in increased risk of asset write-downs and impairments, including, but not limited to, equity investments, goodwill and intangibles. Any of these events could potentially result in a material adverse impact on IFF’s business and results of operations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 6. EXHIBITS.

10.1
Term Loan Credit Agreement, dated as of May 15, 2020, among International Flavors & Fragrances Inc., as borrower, the lenders signatory thereto and China Construction Bank Corporation, New York Branch, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 21, 2020.

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

Dated:	August 10, 2020	By:	/s/ Andreas Fibig
Andreas Fibig
Chairman of the Board and Chief Executive Officer

Dated:	August 10, 2020	By:	/s/ Rustom Jilla
Rustom Jilla
Executive Vice President and Chief Financial Officer