Form 10-Q
period 2020-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2020-11-09
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No  ☒
Number of shares outstanding as of October 30, 2020: 106,933,358

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

(DOLLARS IN THOUSANDS)	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$469,840	$606,823
Restricted cash	12,841	17,122
Trade receivables (net of allowances of $22,513 and $16,428, respectively)	928,625	876,197
Inventories: Raw materials	589,775	565,071
Work in process	46,169	44,532
Finished goods	515,337	513,465
Total Inventories	1,151,281	1,123,068
Prepaid expenses and other current assets	383,618	319,334
Total Current Assets	2,946,205	2,942,544
Property, plant and equipment, at cost	2,789,794	2,690,768
Accumulated depreciation	(1,409,371)	(1,303,848)
	1,380,423	1,386,920
Goodwill	5,427,482	5,497,596
Other intangible assets, net	2,675,482	2,851,935
Other assets	655,782	608,416
Total Assets	$13,085,374	$13,287,411
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings, overdrafts, and current portion of long-term debt	$440,962	$384,958
Accounts payable	505,259	510,372
Accrued payroll and bonus	107,301	102,704
Dividends payable	82,311	80,038
Other current liabilities	480,426	474,118
Total Current Liabilities	1,616,259	1,552,190
Long-term debt	3,890,762	3,997,438
Retirement liabilities	257,993	265,370
Deferred income taxes	612,744	641,456
Other liabilities	517,296	502,366
Total Other Liabilities	5,278,795	5,406,630
Commitments and Contingencies (Note 14)
Redeemable noncontrolling interests	100,005	99,043
Shareholders’ Equity:
Common stock 12 1/2¢ par value; 500,000,000 shares authorized; 128,526,137 shares issued as of September 30, 2020 and December 31, 2019; and 106,933,358 and 106,787,299 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	16,066	16,066
Capital in excess of par value	3,847,824	3,823,152
Retained earnings	4,170,894	4,117,804
Accumulated other comprehensive loss	(939,419)	(716,894)
Treasury stock, at cost (21,592,779 and 21,738,838 shares as of September 30, 2020 and December 31, 2019, respectively)	(1,017,158)	(1,022,824)
Total Shareholders’ Equity	6,078,207	6,217,304
Noncontrolling interest	12,108	12,244
Total Shareholders’ Equity including Noncontrolling interest	6,090,315	6,229,548
Total Liabilities and Shareholders’ Equity	$13,085,374	$13,287,411
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2020	2019	2020	2019
Net sales	$1,268,076	$1,267,345	$3,814,166	$3,856,315
Cost of goods sold	743,649	734,257	2,242,030	2,245,729
Gross profit	524,427	533,088	1,572,136	1,610,586
Research and development expenses	89,968	85,077	256,825	260,489
Selling and administrative expenses	234,520	210,829	694,641	634,111
Amortization of acquisition-related intangibles	47,738	48,430	144,922	143,964
Restructuring and other charges, net	1,497	3,716	8,299	22,415
Losses on sales of fixed assets	415	372	1,568	1,136
Operating profit	150,289	184,664	465,881	548,471
Interest expense	34,844	33,497	99,046	102,662
Other expense (income), net	9,945	(5,699)	4,762	(15,114)
Income before taxes	105,500	156,866	362,073	460,923
Taxes on income	19,269	27,059	61,265	81,033
Net income	86,231	129,807	300,808	379,890
Net income attributable to noncontrolling interests	1,403	2,683	5,169	7,560
Net income attributable to IFF stockholders	84,828	127,124	295,639	372,330
Other comprehensive income (loss), net, after tax:
Foreign currency translation adjustments	79,291	(204,853)	(226,519)	(176,490)
(Losses) gains on derivatives qualifying as hedges	(4,751)	2,939	(6,405)	3,257
Pension and postretirement net liability	3,507	2,721	10,399	7,908
Other comprehensive income (loss), net	78,047	(199,193)	(222,525)	(165,325)
Comprehensive income (loss) attributable to IFF stockholders	$162,875	$(72,069)	$73,114	$207,005

Net income per share - basic	$0.76	$1.15	$2.68	$3.34
Net income per share - diluted	$0.75	$1.13	$2.64	$3.30
Average number of shares outstanding - basic	112,183	111,998	112,148	111,953
Average number of shares outstanding - diluted	113,622	113,493	113,631	113,133
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2020	2019
Cash flows from operating activities:
Net income	$300,808	$379,890
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	243,576	235,429
Deferred income taxes	(37,146)	(35,134)
Losses on sale of assets	1,568	1,136
Stock-based compensation	27,177	26,426
Pension contributions	(18,901)	(16,390)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(94,292)	(22,878)
Inventories	(42,771)	(84,140)
Accounts payable	21,593	(39,332)
Accruals for incentive compensation	19,033	(20,726)
Other current payables and accrued expenses	59,962	(12,161)
Other assets	(72,886)	(58,016)
Other liabilities	7,307	28,931
Net cash provided by operating activities	415,028	383,035
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	—	(49,065)
Additions to property, plant and equipment	(124,070)	(160,449)
Additions to intangible assets	—	(6,070)
Proceeds from life insurance contracts	1,739	1,890
Maturity of net investment hedges	(14,597)	—
Proceeds from disposal of assets	18,202	34,607
Proceeds from unwinding of cross currency swap derivative instruments	—	25,900
Contingent consideration paid	—	(4,655)
Net cash used in investing activities	(118,726)	(157,842)
Cash flows from financing activities:
Cash dividends paid to shareholders	(240,273)	(233,477)
(Decrease) increase in revolving credit facility and short term borrowings	(655)	11
Deferred financing costs	(3,205)	—
Repayments on debt	(335,084)	(100,785)
Proceeds from issuance of long-term debt	200,000	—
Contingent consideration paid	(9,562)	(21,791)
Purchases of redeemable noncontrolling interest	(21,566)	—
Proceeds from issuance of stock in connection with stock options	—	200
Employee withholding taxes paid	(7,664)	(9,966)
Net cash used in financing activities	(418,009)	(365,808)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(18,712)	(3,853)
Net change in cash, cash equivalents and restricted cash	(140,419)	(144,468)
Cash, cash equivalents and restricted cash at beginning of year	623,945	648,522
Cash, cash equivalents and restricted cash at end of period	$483,526	$504,054
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$112,653	$122,121
Income taxes paid	101,307	98,819
Accrued capital expenditures	22,523	15,826
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
					Shares	Cost
Balance at June 30, 2019	$16,066	$3,805,883	$4,069,211	$(668,359)	(21,751,837)	$(1,023,422)	$10,608	$6,209,987
Net income			127,124				657	127,781
Adoption of ASU 2017-12			(1,962)					(1,962)
Cumulative translation adjustment				(204,853)				(204,853)
Gains on derivatives qualifying as hedges; net of tax of $(348)				2,939				2,939
Pension liability and postretirement adjustment; net of tax of $(1,937)				2,721				2,721
Cash dividends declared ($0.75 per share)			(80,027)					(80,027)
Stock options/SSARs		579			212	9		588
Vested restricted stock units and awards		28			1,410	67		95
Stock-based compensation		8,126						8,126
Redeemable NCI		1,736						1,736
Dividends paid on noncontrolling interest and Other			(47)				(96)	(143)
Balance at September 30, 2019	$16,066	$3,816,352	$4,114,299	$(867,552)	(21,750,215)	$(1,023,346)	$11,169	$6,066,988

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
					Shares	Cost
Balance at June 30, 2020	$16,066	$3,838,047	$4,168,378	$(1,017,466)	(21,594,097)	$(1,017,220)	$13,111	$6,000,916
Net income			84,828				281	85,109
Cumulative translation adjustment				79,291				79,291
Losses on derivatives qualifying as hedges; net of tax of $709				(4,751)				(4,751)
Pension liability and postretirement adjustment; net of tax of $(1,031)				3,507				3,507
Cash dividends declared ($0.77 per share)			(82,311)					(82,311)
Stock options/SSARs		626			424	20		646
Vested restricted stock units and awards		92			894	42		134
Stock-based compensation		8,195						8,195
Redeemable NCI		864						864
Dividends paid on noncontrolling interest and Other			(1)				(1,284)	(1,285)
Balance at September 30, 2020	$16,066	$3,847,824	$4,170,894	$(939,419)	(21,592,779)	$(1,017,158)	$12,108	$6,090,315

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
					Shares	Cost
Balance at January 1, 2019	$16,066	$3,793,609	$3,956,221	$(702,227)	(21,906,935)	$(1,030,718)	$10,423	$6,043,374
Net income			372,330				2,163	374,493
Adoption of ASU 2016-02			23,094					23,094
Adoption of ASU 2017-12			(981)					(981)
Cumulative translation adjustment				(176,490)				(176,490)
Gains on derivatives qualifying as hedges; net of tax of $39				3,257				3,257
Pension liability and postretirement adjustment; net of tax of $(3,038)				7,908				7,908
Cash dividends declared ($2.21 per share)			(235,730)					(235,730)
Stock options/SSARs		5,664			14,214	670		6,334
Vested restricted stock units and awards		(10,940)			142,506	6,702		(4,238)
Stock-based compensation		26,426						26,426
Redeemable NCI		1,593						1,593
Dividends paid on noncontrolling interest and Other			(635)				(1,417)	(2,052)
Balance at September 30, 2019	$16,066	$3,816,352	$4,114,299	$(867,552)	(21,750,215)	$(1,023,346)	$11,169	$6,066,988

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
					Shares	Cost
Balance at January 1, 2020	$16,066	$3,823,152	$4,117,804	$(716,894)	(21,738,838)	$(1,022,824)	$12,244	$6,229,548
Net income			295,639				1,689	297,328
Cumulative translation adjustment				(226,519)				(226,519)
Losses on derivatives qualifying as hedges; net of tax of $1,007				(6,405)				(6,405)
Pension liability and postretirement adjustment; net of tax of $(3,218)				10,399				10,399
Cash dividends declared ($2.27 per share)			(242,546)					(242,546)
Stock options/SSARs		(623)			57,652	2,743		2,120
Vested restricted stock units and awards		(6,846)			88,407	2,923		(3,923)
Stock-based compensation		27,177						27,177
Redeemable NCI		4,964						4,964
Dividends paid on noncontrolling interest and Other			(3)				(1,825)	(1,828)
Balance at September 30, 2020	$16,066	$3,847,824	$4,170,894	$(939,419)	(21,592,779)	$(1,017,158)	$12,108	$6,090,315
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These interim statements and related management’s discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related notes and management’s discussion and analysis of results of operations, liquidity and capital resources included in our 2019 Annual Report on Form 10-K (“2019 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data included in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We have historically operated and continue to operate on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, September 30 and December 31 are used consistently throughout this Form 10-Q and these interim financial statements and related notes to represent the period-end dates. For the 2020 and 2019 quarters, the actual closing dates were October 2 and September 27, respectively. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. When used herein, the terms “IFF,” the “Company,” “we,” “us” and “our” mean International Flavors & Fragrances Inc. and its consolidated subsidiaries.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The inputs into our judgments and estimates consider the current economic implications of the novel coronavirus ("COVID-19") on our critical and significant accounting estimates, including estimates associated with future cash flows that are used in assessing the risk of impairment of certain long lived assets. Actual results could differ from those estimates.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Company's statement of cash flows periods ended September 30, 2020 and September 30, 2019 to the amounts reported in the Company's balance sheet as at September 30, 2020, December 31, 2019, September 30, 2019 and December 31, 2018.

(DOLLARS IN THOUSANDS)	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
Current assets
Cash and cash equivalents	$469,840	$606,823	$494,897	$634,897
Restricted cash	12,841	17,122	9,157	13,625
Noncurrent assets
Restricted cash included in Other assets	845	—	—	—
Cash, cash equivalents and restricted cash	$483,526	$623,945	$504,054	$648,522
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
Through these factoring programs, the Company removed $209.3 million and $205.7 million of receivables from its balance sheets as of September 30, 2020 and December 31, 2019, respectively, which are primarily related to the factoring agreements sponsored by certain customers.
The impact on cash provided by operations from participating in these programs was an increase of $3.6 million for the nine months ended September 30, 2020 and an increase of $36.8 million for the nine months ended September 30, 2019.

The cost of participating in these programs was $1.1 million and $1.7 million for the three months ended September 30, 2020 and 2019, respectively, and was $3.1 million and $4.7 million for the nine months ended September 30, 2020 and 2019, respectively.
Revenue Recognition
The Company recognizes revenue when control of the promised goods is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods. Sales, value added, and other taxes the Company collects are excluded from revenues. The Company receives payment in accordance with standard customer terms.
The following table presents the Company's revenues disaggregated by product categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2020	2019	2020	2019
Taste
Flavor compounds	$674,240	$697,787	$2,062,718	$2,112,801
Flavor ingredients	90,998	84,641	281,166	285,748
Total Taste	765,238	782,428	2,343,884	2,398,549
Scent
Fragrance compounds	404,524	389,949	1,170,860	1,155,127
Fragrance ingredients	98,314	94,968	299,422	302,639
Total Scent	502,838	484,917	1,470,282	1,457,766
Total revenues	$1,268,076	$1,267,345	$3,814,166	$3,856,315
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
The following table reflects the balances in the Company's accounts receivable, contract assets, and contract liabilities for the periods ended September 30, 2020 and December 31, 2019:

(DOLLARS IN THOUSANDS)	September 30, 2020	December 31, 2019
Receivables (included in Trade receivables)	$951,138	$892,625
Contract asset - Short term	960	2,736
Contract liabilities - Short term	4,648	11,107
Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU is intended to simplify various aspects related to the cessation of reference rates in certain financial markets that would otherwise create modification accounting or changes in estimate. This guidance is effective for the period from March 12, 2020 to December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through September 30, 2020 but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.
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
The Company also considers current and future economic conditions in the determination of the allowance. At September 30, 2020, the Company reported $928.6 million of trade receivables, net of allowances of $22.5 million. Based on the aging analysis as of September 30, 2020, approximately 87% of our accounts receivable were current based on the payment terms of the invoice. Receivables that are past due by over 365 days account for approximately 1% of our accounts receivable.
The following is a rollforward of the Company's allowances for bad debts for the nine months ended September 30, 2020:

(DOLLARS IN THOUSANDS)	Allowances for Bad Debts
Balance at December 31, 2019	$16,428
Bad debt expense	7,443
Write-offs	(587)
Foreign exchange	(771)
Balance at September 30, 2020	$22,513
The Company adjusted the amount of the allowances for bad debts as of December 31, 2019 to reflect the correct classification of amounts between the allowances for bad debts and Trade Receivables. The adjustment was for $8.2 million and had the effect of increasing both the allowances for bad debts and Trade Receivables.
During the first quarter of 2020, the Company increased its allowances for bad debts by approximately $3.0 million to reflect higher expected future write-offs of receivables due to the impact of the COVID-19 pandemic and its impact on the liquidity of certain customers. The Company has not made any additional increases to its allowances for bad debts, as a result of COVID-19, in the second and third quarters of 2020.

NOTE 2. NET INCOME PER SHARE
A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2020	2019	2020	2019
Net Income
Net income attributable to IFF stockholders	$84,828	$127,124	$295,639	$372,330
Adjustment related to decrease in redemption value of redeemable noncontrolling interests in excess of earnings allocated	864	1,736	4,964	1,593
Net income available to IFF stockholders	$85,692	$128,860	$300,603	$373,923
Shares
Weighted average common shares outstanding (basic)(1)	112,183	111,998	112,148	111,953
Adjustment for assumed dilution(2):
Stock options and restricted stock awards	276	332	320	372
SPC portion of TEUs	1,163	1,163	1,163	808
Weighted average shares assuming dilution (diluted)	113,622	113,493	113,631	113,133

Net Income per Share
Net income per share - basic	$0.76	$1.15	$2.68	$3.34
Net income per share - diluted	0.75	1.13	2.64	3.30
_______________________
(1)For the three and nine months ended September 30, 2020 and 2019, the tangible equity units (“TEUs”) were assumed to be outstanding at the minimum settlement amount for basic earnings per share. See below for details.
(2)Effect of dilutive securities includes dilution under stock plans and incremental impact of TEUs. See below for details.
The Company declared a quarterly dividend to its shareholders of $0.77 and $0.75 per share for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, the Company declared quarterly dividends to its shareholders totaling $2.27 and $2.21 per share, respectively.
There were no stock options or stock-settled appreciation rights (“SSARs”) excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2020 and 2019.
The Company issued 16,500,000 TEUs, consisting of a prepaid stock purchase contract ("SPC") and a senior amortizing note, for net proceeds of $800.2 million on September 17, 2018. For purposes of calculating basic net income per share, the SPCs were assumed to be settled at the minimum settlement amount of 0.3134 shares per SPC on September 30, 2020 and 2019. For purposes of calculating diluted earnings per share, the SPCs were assumed to be settled at a conversion factor not to exceed 0.3839 on September 30, 2020 and 2019. The SPC conversion factor is based on the 20 day volume-weighted average price (“VWAP”) per share of the Company’s common stock. Per the TEU agreement, the maximum settlement amount is 0.3839 shares per SPC.
The Company has issued shares of purchased restricted common stock and purchased restricted common stock units (collectively “PRSUs”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The Company did not present the two-class method since the difference between basic and diluted net income per share for both unrestricted common shareholders and PRSU shareholders was less than $0.01 per share for each period presented, except for the nine months ended September 30, 2020 where the difference was less than $0.03 per share, and the number of PRSUs outstanding as of September 30, 2020 and 2019 was immaterial. Net income allocated to such PRSUs was $0.1 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.5 million for both the nine months ended September 30, 2020 and 2019.

NOTE 3.    ACQUISITIONS
Pending Transaction with Nutrition & Biosciences, Inc.
On December 15, 2019, the Company entered into definitive agreements with DuPont de Nemours, Inc. (“DuPont”), including an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which DuPont will transfer its nutrition and biosciences business to Nutrition & Biosciences, Inc., a Delaware corporation and wholly owned subsidiary of DuPont (“N&B”), and N&B will merge with and into a wholly owned subsidiary of IFF in exchange for a number of shares of IFF common stock, par value $0.125 per share (“IFF Common Stock”) (collectively, the “DuPont N&B Transaction”). In connection with the transaction, DuPont will receive a one-time $7.3 billion special cash payment (the “Special Cash Payment”), subject to certain adjustments. As a result of the DuPont N&B Transaction, holders of DuPont’s common stock will own approximately 55.4% of the outstanding shares of IFF on a fully diluted basis.
Completion of the DuPont N&B Transaction is subject to various closing conditions, including, among other things, (1) approval by IFF’s shareholders of the issuance of IFF Common Stock in connection with the transaction (which approval has been obtained); (2) the effectiveness of the registration statements to be filed with the Securities and Exchange Commission pursuant to the Merger Agreement; and (3) the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which waiting period has expired), and obtaining certain other consents, authorizations, orders or approvals from governmental authorities. We expect that the transaction will close in early 2021.
On December 15, 2019, IFF and N&B entered into a commitment letter which provides $7.5 billion in an aggregate principal amount of senior unsecured bridge term loans (the "Bridge Loans"). On January 17, 2020, N&B entered into a term loan credit agreement, as amended on August 25. 2020, providing for unsecured term loan facilities in an aggregate principal amount of $1.25 billion (the “Term Loan Facilities”), which reduced the commitments under the Bridge Loans commitment letter by a corresponding amount. On September 16, 2020, N&B issued $6.25 billion of senior unsecured notes (the “N&B Notes”), which reduced the remaining commitments under the Bridge Loans commitment letter in their entirety. The Bridge Loans commitment letter was also terminated as of such date. The N&B Notes, together with the Term Loan Facilities, will be used to finance the Special Cash Payment and to pay related fees and expenses. Following the consummation of the merger, all obligations of N&B with respect to the Term Loan Facilities and the N&B Notes will be guaranteed by IFF (or at the election of N&B and IFF, assumed by IFF).
On August 27, 2020, a special shareholder meeting was held and IFF shareholders voted to approve the issuance of shares of IFF Common Stock in connection with the DuPont N&B Transaction pursuant to the Merger Agreement.
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
Frutarom Integration Initiative
In connection with the acquisition of Frutarom, the Company began to execute an integration plan that, among other initiatives, seeks to optimize its manufacturing network. As part of the Frutarom Integration Initiative, the Company expects to close approximately 35 manufacturing sites with most of the closures targeted to occur by the end of 2021. During 2019, the Company announced the closure of ten sites, of which six sites were in Europe, Africa and Middle East, two sites in Latin America, and one site in each North America and Greater Asia regions. During the nine months ended September 30, 2020, the Company announced the closure of six sites, of which three sites are in Europe, Africa and Middle East, one site in Latin America, and two sites in North America. Since the inception of the initiative through September 30, 2020, the Company has closed sixteen sites and expensed total costs of $18.3 million. Total costs for the program are expected to be approximately $40 million to $50 million including cash and non-cash items.
2019 Severance Program
During the year ended December 31, 2019, the Company incurred severance charges related to approximately 190 headcount reductions, excluding those previously mentioned under the Frutarom Integration Initiative. The headcount reductions primarily related to the Scent business unit with additional amounts related to headcount reductions in all business units associated with the establishment of a new shared service center in Europe. Since the inception of the program, the Company has expensed $21.7 million to date. Total costs for the program are expected to be approximately $25 million.
2017 Productivity Program
In connection with the 2017 Productivity Program, the Company recorded $24.5 million of charges related to personnel costs and lease termination costs since the program's inception to date. As of September 30, 2020, the program is largely completed. Total costs for the program are expected to be approximately $25 million.
Changes in Restructuring Liabilities
Changes in restructuring liabilities by program during the nine months ended September 30, 2020 were as follows:

(DOLLARS IN THOUSANDS)	Balance at December 31, 2019	Additional Charges (Reversals), Net	Non-Cash Charges	Cash Payments	Balance at September 30, 2020
2017 Productivity Program
Severance	$1,106	$—	$—	$(277)	$829
Other(1)	88	—	—	—	88
Frutarom Integration Initiative
Severance	4,038	2,003	—	(3,221)	2,820
Fixed asset write down	—	4,647	(4,647)	—	—
Other(1)	2,485	1,291	371	(812)	3,335
2019 Severance Plan
Severance	12,897	358	—	(4,905)	8,350
Other(1)	471	—	—	—	471
Total restructuring	$21,085	$8,299	$(4,276)	$(9,215)	$15,893
_______________________
(1)Other includes supplier contract termination costs, consulting and advisory fees.

Charges by Segment
The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2020	2019	2020	2019
Taste	$1,139	$2,541	$7,941	$7,618
Scent	358	803	358	11,703
Shared IT & Corporate Costs	—	372	—	3,094
Total Restructuring and other charges, net	$1,497	$3,716	$8,299	$22,415

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill during 2020 were as follows:

(DOLLARS IN THOUSANDS)	Goodwill
Balance at December 31, 2019	$5,497,596
Measurement period adjustments(1)	(15,283)
Foreign exchange	(54,831)
Balance at September 30, 2020	$5,427,482
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
Reallocation of goodwill
    In the first quarter of 2020, in connection with the reorganization of the Company's reporting structure, certain entities were moved between reporting units. As a result of the movements, Goodwill was reallocated between reporting units as follows:

(DOLLARS IN THOUSANDS)	Increase (decrease) to Goodwill
Cosmetic Active Ingredients	$85,235
Natural Product Solutions	(57,102)
Fine Ingredients	(25,256)
Taste	(2,877)
Total	$—
See Note 10 for further information on the reorganization.

Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	September 30,	December 31,
(DOLLARS IN THOUSANDS)	2020	2019
Asset Type
Customer relationships	$2,639,670	$2,653,446
Trade names & patents	180,173	178,968
Technological know-how	466,154	468,256
Other	2,489	40,362
Total carrying value	3,288,486	3,341,032
Accumulated Amortization
Customer relationships	(422,395)	(302,047)
Trade names & patents	(35,015)	(27,213)
Technological know-how	(155,893)	(135,269)
Other	299	(24,568)
Total accumulated amortization	(613,004)	(489,097)
Other intangible assets, net	$2,675,482	$2,851,935

Amortization
Amortization expense was $47.7 million and $48.4 million for the three months ended September 30, 2020 and 2019, respectively and $144.9 million and $144.0 million for the nine months ended September 30, 2020 and 2019, respectively.
Amortization expense for the next five years is expected to be as follows:

(DOLLARS IN THOUSANDS)	2020	2021	2022	2023	2024
Estimated future intangible amortization expense	$48,270	$190,415	$186,485	$186,368	$186,368

Potential COVID-19 Impact
Although IFF does not currently anticipate any impairment charges related to COVID-19, the continuing effects of a prolonged pandemic could result in increased risk of asset write-downs and impairments to goodwill and intangibles. Either of these events could potentially result in a material adverse impact on IFF’s business and results of operations.

NOTE 6.     OTHER ASSETS
Other assets consisted of the following amounts:

(DOLLARS IN THOUSANDS)	September 30, 2020	December 31, 2019
Operating lease right-of-use assets	$298,455	$287,870
Deferred income taxes	154,504	125,552
Overfunded pension plans	99,212	85,657
Cash surrender value of life insurance contracts	47,417	47,578
Other(a)	56,194	61,759
Total	$655,782	$608,416
_______________________
(a)Includes finance lease right-of-use assets, restricted cash, land usage rights in China and long term deposits.

NOTE 7.    DEBT
Debt consisted of the following:

(DOLLARS IN THOUSANDS)	Effective Interest Rate	September 30, 2020	December 31, 2019
2020 Notes(1)	3.69%	$—	$299,381
2021 Euro Notes(1)	0.82%	350,646	334,561
2023 Notes(1)	3.30%	299,234	299,004
2024 Euro Notes(1)	1.88%	584,429	558,124
2026 Euro Notes(1)	1.93%	931,723	890,183
2028 Notes(1)	4.57%	396,925	396,688
2047 Notes(1)	4.44%	493,887	493,571
2048 Notes(1)	5.12%	786,160	785,996
Term Loan(1)	3.65%	239,766	239,621
2022 Term Loan (1)	1.73%	199,261	—
Amortizing Notes(1)	6.09%	47,970	82,079
Bank overdrafts and other		1,666	3,131
Deferred realized gains on interest rate swaps		57	57
Total debt		4,331,724	4,382,396
Less: Short-term borrowings(2)		(440,962)	(384,958)
Total Long-term debt		$3,890,762	$3,997,438
_______________________
(1)Amount is net of unamortized discount and debt issuance costs.
(2)Includes bank borrowings, overdrafts and current portion of long-term debt.
2022 Term Loan
On May 15, 2020, the Company entered into a Term Loan Agreement (the "2022 Term Loan Agreement") with China Construction Bank Corporation, New York Branch, as administrative agent, and the lenders party thereto.
The lenders party to the 2022 Term Loan Agreement have committed to provide a senior unsecured two year term loan facility in an aggregate principal amount of up to $200 million. The loans under the 2022 Term Loan Agreement bear interest, at the Company's option, at a per annum rate equal to either (x) an adjusted LIBOR rate plus an applicable margin varying from 1.225% to 2.475% or (y) a base rate plus an applicable margin varying from 0.225% to 1.475%, in each case depending on the public debt ratings for non-credit enhanced long-term senior unsecured debt issued by the Company. The Company may voluntarily prepay the term loans without premium or penalty, with the balance payable on the second anniversary of the funding date. There is no required amortization under the 2022 Term Loan Agreement.
As of September 30, 2020, the Company had $200 million outstanding in borrowings under the 2022 Term Loan Agreement. The 2022 Term Loan Agreement contains various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum ratio of net debt to EBITDA of 4.0x with step-downs over time.
2020 Notes
During the third quarter of 2020, the Company repaid the 2020 Notes resulting in a payment of $300 million of which approximately $200 million was from the net proceeds received under the 2022 Term Loan Agreement.

Amended Debt Agreements
On August 25, 2020, the Company entered into (i) the Second Amended and Restated Revolving Credit Agreement (the "Revolving Credit Agreement"), which amended and restated the Credit Agreement dated as of November 9, 2011, as previously amended and restated as of December 2, 2016, and further amended as of May 21, 2018, June 6, 2018, July 13, 2018 and January 17, 2020 among the Company, certain of its subsidiaries, the lenders party thereto and Citibank, N.A. as administrative agent, (ii) an amendment to the Term Loan Credit Agreement, dated as of June 6, 2018, as previously amended as of July 13, 2018 and as of January 17, 2020, among the Company, the lenders party thereto, and Morgan Stanley Senior Funding, Inc. as administrative agent (as amended, the "Frutarom Term Loan Agreement") and (iii) an amendment to the 2022 Term Loan Agreement (as amended, and collectively with the Revolving Credit Agreement and Frutarom Term Loan Agreement, the "Amended Debt Agreements").
Under the amended terms of the Revolver Credit Agreement, the senior unsecured revolving loan credit facility maturing June 6, 2023 (the "Revolving Credit Facility") will increase from $1 billion to $2 billion upon completion of the DuPont N&B Transaction.
Additionally, under the Amended Debt Agreements, upon the completion of the DuPont N&B Transaction, the Company's maximum permitted ratio of net debt to Consolidated EBITDA will increase to 4.75x with step-downs over time.
NOTE 8.  LEASES
The Company has operating leases for corporate offices, manufacturing facilities, research and development facilities, and certain transportation and office equipment, all of which are operating leases. The Company's leases have remaining lease terms of up to 40 years, some of which include options to extend the leases for up to 5 years.
The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(DOLLARS IN THOUSANDS)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease cost	$12,971	$12,422	$36,978	$38,228
Finance lease cost	1,292	—	2,846	—
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended	Nine Months Ended
(DOLLARS IN THOUSANDS)	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$39,429	$36,932
Operating cash flows for finance leases	96	—
Financing cash flows for finance leases	2,445	—
Right-of-use assets obtained in exchange for lease obligations
Operating leases	36,782	26,710
Finance leases	3,964	2,316

NOTE 9.    STOCK COMPENSATION PLANS
The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include PRSUs, restricted stock units ("RSUs"), SSARs and Long-Term Incentive Plan awards. Liability-based awards outstanding under the plans are cash-settled RSUs.
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2020	2019	2020	2019
Equity-based awards	$8,195	$8,126	$27,177	$26,426
Liability-based awards	850	39	3,347	2,830
Total stock-based compensation expense	9,045	8,165	30,524	29,256
Less: Tax benefit	(1,803)	(1,143)	(5,765)	(4,666)
Total stock-based compensation expense, after tax	$7,242	$7,022	$24,759	$24,590
NOTE 10. SEGMENT INFORMATION
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

Reportable segment information was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(DOLLARS IN THOUSANDS)	2020	2019	2020	2019
Net sales:
Taste	$765,238	$782,428	$2,343,884	$2,398,549
Scent	502,838	484,917	1,470,282	1,457,766
Consolidated	$1,268,076	$1,267,345	$3,814,166	$3,856,315
Segment profit:
Taste	$101,600	$121,425	$346,223	$383,450
Scent	101,388	87,894	277,156	272,061
Global expenses	(9,608)	(8,385)	(49,550)	(35,957)
Operational Improvement Initiatives (a)	—	(712)	—	(1,652)
Frutarom Integration Related Costs (b)	(1,883)	(10,511)	(8,816)	(36,825)
Restructuring and Other Charges, net (c)	(1,497)	(3,716)	(8,299)	(22,415)
Losses on sale of assets	(415)	(372)	(1,568)	(1,136)
FDA Mandated Product Recall (d)	—	(250)	—	(250)
Frutarom Acquisition Related Costs (e)	(808)	2,914	(1,382)	(5,182)
Compliance Review & Legal Defense Costs (f)	(1,000)	(3,623)	(1,624)	(3,623)
N&B Transaction Related Costs (g)	(8,247)	—	(24,372)	—
N&B Integration Related Costs (h)	(29,241)	—	(61,887)	—
Operating profit	150,289	184,664	465,881	548,471
Interest expense	(34,844)	(33,497)	(99,046)	(102,662)
Other (expense) income, net	(9,945)	5,699	(4,762)	15,114
Income before taxes	$105,500	$156,866	$362,073	$460,923
_______________________

(a)	Represents accelerated depreciation related to a plant relocation in India and China.
(b)	Represents costs related to the integration of the Frutarom acquisition. For 2020, costs primarily related to advisory services, retention bonuses and performance stock awards. For 2019, costs principally related to advisory services.
(c)	For 2020, represents costs primarily related to the Frutarom Integration Initiative. For 2019, represents costs primarily related to the Frutarom Integration Initiative and 2019 Severance Program.
(d)	Represents additional claims that management paid to co-packers.
(e)	Represents transaction-related costs and expenses related to the acquisition of Frutarom. For 2020, amount primarily includes earn-out payments, net of adjustments, amortization for inventory "step-up" costs and transaction costs principally related to the 2019 Acquisition Activity, including an adjustment to reverse an earnout liability and another adjustment to record an earnout liability in the third quarter of 2020. For 2019, amount primarily includes amortization for inventory "step-up" costs and transaction costs, along with a measurement period adjustment to the amount of the inventory "step-up" recorded.
(f)	Costs related to reviewing the nature of inappropriate payments and review of compliance in certain other countries. In addition, includes legal costs for related shareholder lawsuits.
(g)	Represents transaction costs and expenses related to the pending transaction with N&B, principally related to legal and professional fees for capital raising activities.
(h)	Represents costs primarily related to advisory services for the integration of the pending transaction with N&B, principally consulting fees.

Net sales, which are attributed to individual regions based upon the destination of product delivery, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2020	2019	2020	2019
Europe, Africa and Middle East	$481,088	$512,715	$1,487,538	$1,570,415
Greater Asia	283,204	281,461	868,025	862,680
North America	320,753	286,741	924,661	881,718
Latin America	183,031	186,428	533,942	541,502
Consolidated	$1,268,076	$1,267,345	$3,814,166	$3,856,315

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2020	2019	2020	2019
Net sales related to the U.S.	$286,394	$254,438	$824,836	$796,488
Net sales attributed to all foreign countries	981,682	1,012,907	2,989,330	3,059,827
No non-U.S. country had net sales greater than 6% of total consolidated net sales for the three months ended September 30, 2020 and nine months ended September 30, 2020.

NOTE 11. EMPLOYEE BENEFITS
Pension and other defined contribution retirement plan expenses included the following components:

(DOLLARS IN THOUSANDS)	U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost for benefits earned(1)	$399	$474	$1,199	$1,422
Interest cost on projected benefit obligation(2)	4,263	5,453	12,789	16,359
Expected return on plan assets(2)	(7,082)	(6,983)	(21,248)	(20,949)
Net amortization and deferrals(2)	1,857	1,276	5,573	3,827
Net periodic benefit (income) cost	$(563)	$220	$(1,687)	$659

(DOLLARS IN THOUSANDS)	Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost for benefits earned(1)	$5,940	$4,873	$17,820	$14,619
Interest cost on projected benefit obligation(2)	3,245	4,435	9,736	13,305
Expected return on plan assets(2)	(11,614)	(10,904)	(34,842)	(32,712)
Net amortization and deferrals(2)	3,834	2,922	11,502	8,766
Net periodic benefit (income) cost	$1,405	$1,326	$4,216	$3,978
_______________________
(1)Included as a component of Operating profit.
(2)Included as a component of Other expense (income), net.
The Company expects to contribute a total of $4.4 million to its U.S. pension plans and a total of $20.9 million to its Non-U.S. Plans during 2020. During the nine months ended September 30, 2020, no contributions were made to the qualified U.S. pension plans, $15.6 million of contributions were made to the non-U.S. pension plans, and $3.3 million of benefit payments were made with respect to the Company's non-qualified U.S. pension plan.

Income recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2020	2019	2020	2019
Service cost for benefits earned	$142	$148	$428	$444
Interest cost on projected benefit obligation	474	578	1,423	1,734
Net amortization and deferrals	(1,153)	(1,195)	(3,458)	(3,584)
Total postretirement benefit income	$(537)	$(469)	$(1,607)	$(1,406)
The Company expects to contribute $3.8 million to its postretirement benefits other than pension plans during 2020. In the nine months ended September 30, 2020, $2.0 million of contributions were made.

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
These valuations take into consideration the Company's credit risk and its counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in its own credit risk (or instrument-specific credit risk) was immaterial as of September 30, 2020.

The carrying values and the estimated fair values of financial instruments at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020		December 31, 2019
(DOLLARS IN THOUSANDS)	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 1
Cash and cash equivalents(1)	$469,840	$469,840	$606,823	$606,823
LEVEL 2
Credit facilities and bank overdrafts(2)	1,666	1,666	3,131	3,131
Derivatives
Derivative assets(3)	2,534	2,534	3,575	3,575
Derivative liabilities(3)	16,021	16,021	7,415	7,415
Long-term debt:(4)
2020 Notes	—	—	299,381	302,700
2021 Euro Notes	350,646	352,520	334,561	338,244
2023 Notes	299,234	316,527	299,004	305,580
2024 Euro Notes	584,429	611,473	558,124	586,825
2026 Euro Notes	931,723	983,308	890,183	945,306
2028 Notes	396,925	469,184	396,688	441,500
2047 Notes	493,887	570,413	493,571	526,106
2048 Notes	786,160	994,157	785,996	919,040
Term Loan(2)	239,766	240,000	239,621	240,000
2022 Term Loan(2)	199,261	200,000	—	—
Amortizing Notes(5)	47,970	48,734	82,079	84,430
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
Cross Currency Swaps
During the third quarter of 2019, the Company entered into four EUR/USD cross currency swaps that mature through May 2023. The swaps all qualified as net investment hedges in order to mitigate a portion of the Company's net European investments from foreign currency risk. During the third quarter of 2020, the Company entered into a transaction to unwind two of the swaps issued in the third quarter of 2019 and paid proceeds of $14.6 million, net of accrued interest receivable of $2.2 million. The loss arising from the termination of the swaps has been included as a component of accumulated other comprehensive loss. As of September 30, 2020, the two remaining swaps were in a net liability position with an aggregate fair value of $8.5 million which was classified as other current liabilities. Changes in fair value related to cross currency swaps are recorded in OCI.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of September 30, 2020 and December 31, 2019:

(DOLLARS IN THOUSANDS)	September 30, 2020	December 31, 2019
Foreign currency contracts	$392,199	$473,600
Cross currency swaps	300,000	600,000
The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheet as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(a)
Foreign currency contracts	$909	$1,625	$2,534
Derivative liabilities(b)
Foreign currency contract	$5,117	$2,446	$7,563
Cross currency swaps	8,458	—	8,458
Total derivative liabilities	$13,575	$2,446	$16,021

	December 31, 2019
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(a)
Foreign currency contracts	$1,310	$2,265	$3,575
Derivative liabilities(b)
Foreign currency contracts	$797	$2,431	$3,228
Interest rate swaps	4,187	—	4,187
Total derivative liabilities	$4,984	$2,431	$7,415
 _______________________
(a)Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.
(b)Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Income and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN THOUSANDS)	Three Months Ended September 30,
	2020	2019
Foreign currency contracts(1)	$4,460	$(4,392)	Other expense (income), net
	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN THOUSANDS)	Nine Months Ended September 30,
	2020	2019
Foreign currency contracts(1)	$1,108	$(7,398)	Other expense (income), net
_______________________
(1)The foreign currency contract net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative and non-derivative instruments designated as cash flow and net investment hedging instruments, net of tax, in the Consolidated Statement of Income and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
(DOLLARS IN THOUSANDS)	2020	2019		2020	2019
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$(4,966)	$2,438	Cost of goods sold	$1,207	$1,924
Interest rate swaps (1)	215	216	Interest expense	(215)	(216)
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	(8,370)	17,803	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	(18,135)	16,437	N/A	—	—
2021 Euro Notes & 2026 Euro Notes	(39,896)	36,162	N/A	—	—
Total	$(71,152)	$73,056		$992	$1,708

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2020	2019		2020	2019
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$(7,049)	$(265)	Cost of goods sold	$4,527	$6,619
Interest rate swaps (1)	644	644	Interest expense	(644)	(644)
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	(1,988)	24,408	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	(19,640)	15,820	N/A	—	—
2021 Euro Notes & 2026 Euro Notes	(43,207)	34,804	N/A	—	—
Total	$(71,240)	$75,411		$3,883	$5,975
 _______________________
(1)Interest rate swaps were entered into as pre-issuance hedges for bond offerings.
The ineffective portion of the above noted cash flow hedges were not material during the three and nine months ended September 30, 2019.
The Company expects that $4.1 million (net of tax) of derivative gain included in AOCI at September 30, 2020, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

NOTE 13.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present changes in the accumulated balances for each component of other comprehensive (loss) income, including current period other comprehensive (loss) income and reclassifications out of accumulated other comprehensive loss:

(DOLLARS IN THOUSANDS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2019	$(373,043)	$2,068	$(345,919)	$(716,894)
OCI before reclassifications	(226,519)	(2,522)	—	(229,041)
Amounts reclassified from AOCI	—	(3,883)	10,399	6,516
Net current period other comprehensive income (loss)	(226,519)	(6,405)	10,399	(222,525)
Accumulated other comprehensive (loss) income, net of tax, as of September 30, 2020	$(599,562)	$(4,337)	$(335,520)	$(939,419)

(DOLLARS IN THOUSANDS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2018	$(396,996)	$4,746	$(309,977)	$(702,227)
OCI before reclassifications	(176,490)	9,232	179	(167,079)
Amounts reclassified from AOCI	—	(5,975)	7,729	1,754
Net current period other comprehensive income (loss)	(176,490)	3,257	7,908	(165,325)
Accumulated other comprehensive (loss) income, net of tax, as of September 30, 2019	$(573,486)	$8,003	$(302,069)	$(867,552)
The following table provides details about reclassifications out of Accumulated other comprehensive loss to the Consolidated Statement of Income and Comprehensive Income (Loss):

	Nine Months Ended September 30,		Affected Line Item in the Consolidated Statement of Income and Comprehensive Income (Loss)
(DOLLARS IN THOUSANDS)	2020	2019
Gains (losses) on derivatives qualifying as hedges
Foreign currency contracts	$5,174	$7,565	Cost of goods sold
Interest rate swaps	(644)	(644)	Interest expense
Tax	(647)	(946)	Provision for income taxes
Total	$3,883	$5,975	Total, net of income taxes
Losses on pension and postretirement liability adjustments
Prior service cost	$(13,044)	$4,991	(a)
Actuarial losses	(573)	(14,003)	(a)
Tax	3,218	1,283	Provision for income taxes
Total	$(10,399)	$(7,729)	Total, net of income taxes
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
At September 30, 2020, the Company had total bank guarantees and standby letters of credit of $46.3 million with various financial institutions. Included in the above aggregate amount was a total of $13.5 million for other assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of September 30, 2020.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of $7.2 million as of September 30, 2020.
On December 15, 2019, IFF and N&B entered into a commitment letter which provides $7.5 billion in an aggregate principal amount of senior unsecured bridge term loans. On January 17, 2020, N&B entered into a term loan credit agreement, as amended on August 25, 2020, providing for unsecured term loan facilities in an aggregate principal amount of $1.25 billion, which reduced the commitments under the Bridge Loans commitment letter by a corresponding amount. On September 16, 2020, N&B issued $6.25 billion of senior unsecured notes, which reduced the remaining commitments under the Bridge Loans commitment letter in their entirety. The Bridge Loans commitment letter was also terminated as of such date. The N&B Notes, together with the Term Loan Facilities, will be used to finance the Special Cash Payment and to pay related fees and expenses. Following the consummation of the merger, all obligations of N&B with respect to the Term Loan Facilities and the N&B Notes will be guaranteed by IFF (or at the election of N&B and IFF, assumed by IFF).
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of September 30, 2020, the Company had available lines of credit of $107.2 million with various financial institutions, in addition to the $627.7 million of capacity under the Credit Facility. There were no material amounts drawn down pursuant to these lines of credit as of September 30, 2020.
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
Two motions to approve securities class actions were filed in the Tel Aviv District Court, Israel, in August 2019, similarly alleging, among other things, false and misleading statements largely in connection with IFF’s acquisition of Frutarom and the above-mentioned improper payments.  One motion asserts claims under the U.S. federal securities laws against IFF, its Chairman and CEO, and its former CFO. The other ("Oman") (following an amendment) asserts claims under the Israeli Securities Act-1968 against IFF, its Chairman and CEO, and its former CFO, and against Frutarom and certain former Frutarom officers and directors, as well as claims under the Israeli Companies Act-1999 against certain former Frutarom officers and directors. On October 4, 2020, the Oman plaintiff filed a motion to remove IFF and its officers from the motion and to add factual allegations from the US amended complaint.
On October 29, 2019, IFF and Frutarom filed a claim in the Tel Aviv District Court, Israel, against Ori Yehudai, the former President and CEO of Frutarom, and against certain former directors of Frutarom, challenging the bonus of US $20 million granted to Yehudai in 2018.  IFF and Frutarom allege, among other things, that Yehudai was not entitled to receive the bonus because he breached his fiduciary duty by, among other things, knowing of the above-mentioned improper payments and failing to prevent them from being made. The parties agreed, pursuant to the court’s recommendation, to attempt to resolve the dispute through mediation, which is scheduled for the fourth quarter 2020, during which the proceedings relating to this claim are stayed.
On March 11, 2020, an IFF shareholder filed a motion to approve a class action in Israel against, among others, Frutarom, Yehudai, and Frutarom’s former board of directors, alleging that former minority shareholders of Frutarom were harmed as a result of the US $20 million bonus paid to Yehudai. The parties to this motion agreed to attempt to resolve the dispute through mediation to take place regarding the aforesaid claim against Yehudai, during which the proceedings relating to this motion are stayed.
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
The net book value of the plant in Guangzhou was approximately $60 million as of September 30, 2020.

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
The net book value of the existing plant was approximately $9 million as of September 30, 2020.
Zhejiang Ingredients plant
In the fourth quarter of 2017, the Company concluded discussions with the government regarding the relocation of its Fragrance Ingredients plant in Zhejiang and, based on the agreements reached, expects to receive total compensation payments up to approximately $50 million. The relocation compensation will be paid to the Company over the period of the relocation which is expected to be through the end of 2022. The Company received payments totaling $30 million through the end of 2019. In the third quarter of 2020, the Company received a payment of approximately $13 million. A final payment is expected to be received upon completion of the final environmental inspection.
Production at the facility ceased during 2019. In the second quarter of 2020, the Company transferred ownership of the site to the government. The land remediation activities are in progress and are expected to be completed in the second half of 2022. During the second quarter of 2020, the remaining net book value of the plant was written off.
Total China Operations
The total net book value of all seven plants in China was approximately $199 million as of September 30, 2020.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, the Company believes it has valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, the Company is required to, and has provided, bank guarantees and pledged assets in the aggregate amount of $20.7 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
Pending Transaction with Nutrition & Biosciences, Inc.
The Merger Agreement governing the DuPont N&B Transaction, subjects IFF to various contingent payments to the extent that the transaction is not consummated. Specifically, the Merger Agreement provides DuPont the right to receive a termination fee of $521.5 million, in certain circumstances, including if the agreement is terminated due to the IFF Board changing its recommendation. In addition, if the Merger Agreement is terminated, DuPont and IFF have agreed to split 50/50 any commitment fees incurred in connection with the debt financing for the DuPont N&B Transaction.
On August 27, 2020, a special shareholder meeting was held and IFF shareholders voted to approve the issuance of shares of IFF Common Stock in connection with the DuPont N&B Transaction pursuant to the Merger Agreement.

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
In addition to the $8.0 million recognized in the fourth quarter of 2019, during the first quarter of 2020 the Company recognized $3.5 million as an additional recovery on the existing claim. During the first nine months of 2020, the Company also recognized $2.7 million related to a claim from another of its subsidiaries in Brazil. The income is recognized as a reduction in Selling and Administrative expenses.
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
NOTE 15.     REDEEMABLE NONCONTROLLING INTERESTS
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

The following table sets forth the details of the Company's redeemable noncontrolling interests:

(DOLLARS IN THOUSANDS)	Redeemable Noncontrolling Interests
Balance at December 31, 2018	$81,806
Acquired through acquisitions during 2019	23,594
Impact of foreign exchange translation	923
Share of profit or loss attributable to redeemable noncontrolling interests	5,397
Redemption value adjustment for the current period	(1,593)
Measurement period adjustments	5,392
Dividends paid	(432)
Exercises of redeemable noncontrolling interests	(542)
Balance at September 30, 2019	$114,545

Balance at December 31, 2019	$99,043
Impact of foreign exchange translation	16,268
Share of profit or loss attributable to redeemable noncontrolling interests	3,480
Redemption value adjustment for the current period	(4,964)
Measurement period adjustments	(1,426)
Dividends paid	(1,626)
Exercises of redeemable noncontrolling interests	(10,770)
Balance at September 30, 2020	$100,005
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
Impact of COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated the recent novel coronavirus ("COVID-19") as a global pandemic. Various policies and initiatives have been implemented around the world to reduce the global transmission of COVID-19, including the closure of non-essential businesses, reduced travel, the closure of retail establishments, the promotion of social distancing and remote working policies where appropriate. Some of the restrictions imposed (such as the closure of non-essential businesses and the closure of retail establishments) have begun to be lifted. IFF has been designated an essential business in most locations given that both its Taste and Scent products are used in the manufacture of food products as well as the manufacture of a range of cleaning and hygiene products. Accordingly, although there continue to be minor disruptions, all of IFF’s manufacturing facilities remain open and continue to manufacture products.
The COVID-19 pandemic remains a serious threat to the health of the world's population and certain countries and regions continue to suffer from outbreaks or have seen a recurrence of infections. Accordingly, the Company continues to take the threat from COVID-19 seriously even as the adverse financial impact of COVID-19 on the Company has lessened.
Health and Safety of our People and Consumers
Employee safety is our first priority, and we continue to execute on our preparedness plans at our manufacturing facilities. We have taken several measures to protect our people, including upgrading cleaning protocols, remote working arrangements, temperature screenings, the use of personal protective equipment including face masks, increased sanitization measures, imposing visitor and travel restrictions, and taking precautions to minimize contact among employees, as part of social distancing, by grouping our professionals into smaller pods and separating their work shifts, and having our office-based employees continuing to work remotely where appropriate.
We maintain crisis management teams in place monitoring this rapidly evolving situation and recommending risk mitigation actions as deemed necessary. We are also working closely with our contract manufacturers, distributors, contractors and other external business partners. We have developed return-to-workplace protocols and implemented mandatory site guidelines to continue to protect the health and safety of our employees at each location and to promote an orderly and phased return for those who have been working from home.

Customer Demand
In the third quarter of 2020, consolidated revenue was flat on a reported basis and increased 1% on a currency neutral basis (which excludes the effects of changes in currency), a significant sequential improvement over the second quarter as we continued to experience reduced demand due to COVID-19 in many product categories, offset by Consumer Fragrances which continues to perform well. Two areas where demand continues to be below historical levels are: 1) Taste products used in retail food services (principally in Flavor Compounds), and 2) our Fine Fragrances product categories. These declines are primarily a result of travel and shelter-in-place restrictions, in certain regions, and the closure of retail outlets. In the third quarter of 2020, we experienced lower declines in both Flavor Compounds and Fine Fragrances than were experienced in the second quarter of 2020.
Operating profit margin declined in the third quarter of 2020 as compared to the prior year as a result of incremental costs in certain categories. We expect demand to return for all categories (including for Taste products used in retail food services and Fine Fragrances product categories) although the timing of this increase in demand is uncertain and depends on the duration and scope of the COVID-19 pandemic, overall economic conditions and consumer preferences.
Facilities and Supply Chain
Through the third quarter of 2020, we have incurred some additional costs related to our supply chain but, overall, there has been minimal disruption to our supply chain network, including in the areas of the supply of our ingredients, raw materials and other sourced materials. It is possible that more significant disruptions could occur if the COVID-19 pandemic continues to impact markets around the world. The disruption we continue to experience primarily relates to distribution of certain raw materials and transport logistics in markets where governments have implemented the strictest regulations. As a result, shipments for some orders continue to be delayed.
In affected locations, we continue to receive shipments from our suppliers and have taken steps to minimize any disruptions on this segment of our supply chain including increasing inventory levels to meet anticipated customer demand in the fourth quarter of 2020 and early 2021. Although all of our manufacturing facilities remain operational, we anticipate that we will continue to incur additional costs from labor, shipping, and cleaning as well as higher raw material costs, related to potential COVID-19 supply chain disruptions.
Our manufacturing plants continue to operate world-wide in compliance with the orders and restrictions imposed by government authorities in each of our locations, and we are working with our customers to meet their specific shipment needs. Most plants have restored operations to historical levels, notwithstanding that certain restrictions imposed to achieve social distancing remain in place and stricter measures may be reinstated. Some of IFF's R&D and creative applications centers are operating on limited schedules. To provide business continuity, we have relationships with third party laboratories that can conduct adequate testing.
Overall Impact on Financial Results
For our consolidated results of operations for the third quarter of 2020, revenue was largely flat but the overall performance reflects continued strength in Consumer Fragrances, partially offset by declines in Fine Fragrances and most Taste products. The impact that COVID-19 will have on our consolidated results of operations for the remainder of the year and into the early part of 2021 remains uncertain. Based on the length and severity of COVID-19, we may experience continued volatility as a result of retail and travel, consumer shopping and consumption behavior. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.
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

Pending Transaction with Nutrition & Biosciences, Inc.
On December 15, 2019, we entered into definitive agreements with DuPont de Nemours, Inc. (“DuPont”), including an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which DuPont will transfer its nutrition and biosciences business (the “N&B Business”) to Nutrition & Biosciences, Inc., a Delaware corporation and wholly owned subsidiary of DuPont (“N&B”), and N&B will merge with and into a wholly owned subsidiary of IFF in exchange for a number of shares of IFF common stock, par value $0.125 per share (“IFF Common Stock”) (collectively, the “DuPont N&B Transaction”). In connection with the transaction, DuPont will receive a one-time $7.3 billion special cash payment (the “Special Cash Payment”), subject to certain adjustments. As a result of the DuPont N&B Transaction, holders of DuPont’s common stock will own approximately 55.4% of the outstanding shares of IFF on a fully diluted basis. We believe that the combination of IFF and the N&B Business will create a global leader in high-value ingredients and solutions in the global Food & Beverage, Home & Personal Care and Health & Wellness markets. We expect that the companies' complementary product portfolios will give the combined company leadership positions across key Taste, Texture, Scent, Nutrition, Enzymes, Cultures, Soy Proteins and Probiotics categories.
Completion of the DuPont N&B Transaction is subject to various closing conditions, including, among other things, (1) approval by IFF’s shareholders of the issuance of IFF Common Stock in connection with the transaction (which approval has been obtained); (2) the effectiveness of the registration statements to be filed with the Securities and Exchange Commission pursuant to the Merger Agreement; and (3) the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which waiting period has expired), and obtaining certain other consents, authorizations, orders or approvals from governmental authorities. We expect that the transaction will close in early 2021.
On August 27, 2020, a special shareholder meeting was held and IFF shareholders voted to approve the issuance of shares of IFF Common Stock in connection with the DuPont N&B Transaction pursuant to the Merger Agreement.
Financial Performance Overview
For a reconciliation between reported and adjusted figures, please refer to the "Non-GAAP Financial Measures" section.
Sales
Sales in the third quarter of 2020 were flat on a reported basis and increased 1% on a currency neutral basis. Scent sales increased 4% on both a reported and currency neutral basis in the third quarter of 2020. Taste sales decreased 2% on a reported basis and 1% on a currency neutral basis in the third quarter of 2020. Change in consolidated reported and currency neutral sales were driven by continued strength in Consumer Fragrances, offset by overall lower volume reductions in Taste and certain other Scent product categories. The year-on-year declines in sales of many product categories is due to travel and shelter-in-place restrictions, in certain regions, as a result of COVID-19.
Exchange rate variations had an unfavorable impact on net sales for the third quarter of 2020 of approximately 1%. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies.
Gross Margin
Gross margin decreased to 41.4% in the third quarter of 2020 from 42.1% in the 2019 period, principally driven by unfavorable price versus input costs, sales volume reductions on existing business and unfavorable mix due to COVID-19, partially offset by the impact of productivity, integration and cross selling initiatives.
Operating profit
Operating profit decreased $34.4 million to $150.3 million (11.9% of sales) in the 2020 third quarter compared to $184.7 million (14.6% of sales) in the comparable 2019 period. Foreign currency had a 5.1% unfavorable impact on operating profit in the third quarter of 2020 compared to a 1.1% unfavorable impact on operating profit in the 2019 period. Adjusted operating profit was $193.4 million (15.2% of sales) for the third quarter of 2020, a decrease from $200.9 million (15.9% of sales) for the third quarter of 2019, principally driven by unfavorable price versus input costs and sales volume reductions on existing business due to COVID-19, partially offset by productivity, integration and cross selling initiatives.

RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2020	2019	Change	2020	2019	Change
Net sales	$1,268,076	$1,267,345	—%	$3,814,166	$3,856,315	(1)%
Cost of goods sold	743,649	734,257	1%	2,242,030	2,245,729	—%
Gross profit	524,427	533,088		1,572,136	1,610,586
Research and development (R&D) expenses	89,968	85,077	6%	256,825	260,489	(1)%
Selling and administrative (S&A) expenses	234,520	210,829	11%	694,641	634,111	10%
Amortization of acquisition-related intangibles	47,738	48,430	(1)%	144,922	143,964	1%
Restructuring and other charges, net	1,497	3,716	(60)%	8,299	22,415	(63)%
Losses on sales of fixed assets	415	372	12%	1,568	1,136	38%
Operating profit	150,289	184,664		465,881	548,471
Interest expense	34,844	33,497	4%	99,046	102,662	(4)%
Other expense (income), net	9,945	(5,699)	NMF	4,762	(15,114)	NMF
Income before taxes	105,500	156,866		362,073	460,923
Taxes on income	19,269	27,059	(29)%	61,265	81,033	(24)%
Net income	$86,231	$129,807	(34)%	$300,808	$379,890	(21)%
Net income attributable to noncontrolling interests	1,403	2,683	(48)%	5,169	7,560	(32)%
Net income attributable to IFF stockholders	$84,828	$127,124	(33)%	$295,639	$372,330	(21)%
Diluted EPS	$0.75	$1.13	(34)%	$2.64	$3.30	(20)%
Gross margin	41.4%	42.1%		41.2%	41.8%
R&D as a percentage of sales	7.1%	6.7%		6.7%	6.8%
S&A as a percentage of sales	18.5%	16.6%		18.2%	16.4%
Operating margin	11.9%	14.6%		12.2%	14.2%
Adjusted operating margin	15.2%	15.9%		15.0%	16.1%
Effective tax rate	18.3%	17.2%		16.9%	17.6%
Segment net sales
Taste	$765,238	$782,428	(2)%	$2,343,884	$2,398,549	(2)%
Scent	502,838	484,917	4%	1,470,282	1,457,766	1%
Consolidated	$1,268,076	$1,267,345		$3,814,166	$3,856,315
_______________________
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

THIRD QUARTER 2020 IN COMPARISON TO THIRD QUARTER 2019
Sales
Sales for the third quarter of 2020 totaled $1.3 billion, which was flat on a reported basis and increased 1% on a currency neutral basis as compared to the prior year quarter. Sales performance for the Scent segment reflected continued growth in Consumer Fragrances, partially offset by declines in Fine Fragrances. Sales performance for the Taste segment reflected reduced sales in most Taste products related to retail food services.

Sales Performance by Segment

	% Change in Sales - Third Quarter 2020 vs. Third Quarter 2019
	Reported	Currency Neutral (1)
Taste	-2%	-1%
Scent	4%	4%
Total	0%	1%
_______________________
(1)Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2020 period.
Taste
Taste sales in 2020 decreased 2% on a reported basis and 1% on a currency neutral basis versus the prior year period. Performance was driven by sales declines in all regions (except North America) primarily from volume reductions due to reduced consumer demand related to the COVID-19 pandemic, partially offset by new win performances (net of losses).
Scent
Scent sales in 2020 increased 4% on both a reported and currency neutral basis. Sales growth in the Scent business unit was led by Consumer Fragrances, primarily driven by new win performances (net of losses) and volume increases. Performance in the Scent business unit was partially offset by declines in Fine Fragrances, primarily driven by volume reductions from disruptions in consumer access to certain retail markets due to the COVID-19 pandemic.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, increased 0.7% in the third quarter of 2020 to 58.6% compared to 57.9% in the third quarter of 2019, principally driven by higher raw material costs, as a percentage of sales, due to the impact of COVID-19 and partially offset by the impact of productivity and integration initiatives.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, increased to 7.1% in the third quarter of 2020 versus 6.7% in the third quarter of 2019. The increase, as a percentage of sales, in 2020 was principally due to the impact of an increase in Applied R&D expenses.
Selling and Administrative (S&A) Expenses
S&A expenses increased $23.7 million to $234.5 million (18.5% of sales), in the third quarter of 2020 compared to $210.8 million (16.6% of sales) in the third quarter of 2019. Adjusted S&A expense decreased by $2.8 million to $193.6 million (15.3% of sales) in 2020 compared to $196.5 million (15.5% of sales) in 2019.
Restructuring and Other Charges
Restructuring and other charges decreased to $1.5 million in the third quarter of 2020 compared to $3.7 million in the third quarter of 2019 (see Note 4 for additional information).
Amortization of Acquisition-Related Intangibles
Amortization expenses decreased to $47.7 million in the third quarter of 2020 compared to $48.4 million in the third quarter of 2019.
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

	Three Months Ended September 30,
(DOLLARS IN THOUSANDS)	2020	2019
Segment profit:
Taste	$101,600	$121,425
Scent	101,388	87,894
Global expenses	(9,608)	(8,385)
Operational Improvement Initiatives	—	(712)
Frutarom Integration Related Costs	(1,883)	(10,511)
Restructuring and Other Charges, net	(1,497)	(3,716)
Losses on sale of assets	(415)	(372)
FDA Mandated Product Recall	—	(250)
Frutarom Acquisition Related Costs	(808)	2,914
Compliance Review & Legal Defense Costs	(1,000)	(3,623)
N&B Transaction Related Costs	(8,247)	—
N&B Integration Related Costs	(29,241)	—
Operating profit	$150,289	$184,664
Profit margin:
Taste	13.3%	15.5%
Scent	20.2%	18.1%
Consolidated	11.9%	14.6%

Taste Segment Profit
Taste segment profit decreased $19.8 million to $101.6 million in the third quarter of 2020 (13.3% of segment sales) from $121.4 million (15.5% of sales) in the comparable 2019 period. The decrease principally reflected volume reductions on existing business and unfavorable price versus input costs due to COVID-19, partially offset by the impact of new win performances (net of losses), integration, cross selling and productivity initiatives.
Scent Segment Profit
Scent segment profit increased $13.5 million to $101.4 million in the third quarter of 2020 (20.2% of segment sales) from $87.9 million (18.1% of sales) in the comparable 2019 period. The increase principally reflected new win performances (net of losses) and the impact of productivity initiatives, partially offset by unfavorable price versus input costs and mix.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the third quarter of 2020, global expenses were $9.6 million compared to $8.4 million during the third quarter of 2019.
Interest Expense
Interest expense increased to $34.8 million in the third quarter of 2020 compared to $33.5 million in the 2019 period. Average cost of debt was 3.1% for the 2020 period compared to 3.0% for the 2019 period.
Other Expense (Income), Net
Other expense (income), net decreased by $15.6 million to $9.9 million of net expense in the third quarter of 2020 versus $5.7 million of income in the 2019 period. The decrease was primarily driven by foreign exchange losses.
Income Taxes
The effective tax rate for the three months ended September 30, 2020 was 18.3% compared with 17.2% for the three months ended September 30, 2019. The adjusted effective tax rate for the three months ended September 30, 2020 was 18.5%. compared to 18.1% for the third quarter of 2019. The increase in effective tax rate and adjusted effective tax rate was primarily due to an unfavorable mix of earnings and an increase in loss provisions, partially offset by lower repatriation costs.

FIRST NINE MONTHS 2020 IN COMPARISON TO FIRST NINE MONTHS 2019
Sales
Sales for the first nine months of 2020 totaled $3.8 billion, a decrease of 1% on a reported basis and an increase of 1% on a currency neutral basis as compared to the 2019 period. The 2019 Acquisition Activity had an immaterial impact on sales growth on both a reported and currency neutral basis. Sales performance for the Scent segment reflected continued growth in Consumer Fragrances, partially offset by declines in Fine Fragrances. Sales performance for the Taste segment reflected reduced sales in most Taste products related to retail food services.
Sales Performance by Segment

	% Change in Sales - First Nine Months 2020 vs. First Nine Months 2019
	Reported	Currency Neutral (1)
Taste	-2%	0%
Scent	1%	2%
Total	-1%	1%
_______________________
(1)Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2020 period.
Taste
Taste sales in 2020 decreased 2% on a reported basis and were flat on a currency neutral basis versus the prior year period. Performance was primarily driven by volume reductions due to reduced consumer demand related to COVID-19, partially offset by new win performances (net of losses).
Scent
Scent sales in 2020 increased 1% on a reported basis and increased 2% on a currency neutral basis. Sales growth in the Scent business unit was led by Consumer Fragrances, primarily driven by new win performances (net of losses) and volume increases in most product offerings to support consumer demand related to the COVID-19 pandemic. Performance in the Scent business unit was partially offset by declines in Fine Fragrances, primarily driven by volume reductions caused by the disruption of consumer access to retail markets due to COVID-19. Fragrance Ingredients also contributed to the decline in the Scent business unit, primarily driven by price reductions and supply-chain challenges in India requiring us to forego external sales to customers in Fragrance Ingredients in favor of supplying our Fragrance Compounds business.
Cost of Goods Sold
Cost of goods sold, as a percentage of sales, increased 0.6% in the first nine months of 2020 to 58.8% compared to 58.2% in the 2019 period, principally driven by higher raw material costs, as a percentage of sales, due to the impact of COVID-19 and partially offset by the impact of productivity and integration initiatives.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, decreased to 6.7% in the first nine months of 2020 versus 6.8% in the 2019 period.
Selling and Administrative (S&A) Expenses
In the first nine months of 2020, S&A expenses increased to $694.6 million from $634.1 million, and 18.2% as a percentage of sales, in the 2020 period compared to 16.4% in the 2019 period. Adjusted S&A expenses increased by $4.4 million to $598.3 million (15.7% as a percentage of sales) in the 2020 period compared to $593.9 million (15.4% as a percentage of sales) in 2019. The increase in S&A expenses was due to higher employee related expenses (including bonuses to essential workers) and incentive compensation.
During the first quarter of 2020, we recognized $5.7 million in income related to the expected recoveries of previously paid indirect taxes in Brazil. The income was recorded as a reduction in S&A expenses during the first nine months of 2020.

Restructuring and Other Charges
Restructuring and other charges decreased to $8.3 million in the first nine months of 2020 compared to $22.4 million in the first nine months of 2019 primarily driven by the decrease in costs related to the 2019 Severance Plan (see Note 4 for additional information).
Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $144.9 million in the first nine months of 2020 compared to $144.0 million in the 2019 period.
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

	Nine Months Ended
	September 30,
(DOLLARS IN THOUSANDS)	2020	2019
Segment profit:
Taste	$346,223	$383,450
Scent	277,156	272,061
Global expenses	(49,550)	(35,957)
Operational Improvement Initiatives	—	(1,652)
Frutarom Integration Related Costs	(8,816)	(36,825)
Restructuring and Other Charges, net	(8,299)	(22,415)
Losses on sale of assets	(1,568)	(1,136)
FDA Mandated Product Recall	—	(250)
Frutarom Acquisition Related Costs	(1,382)	(5,182)
Compliance Review & Legal Defense Costs	(1,624)	(3,623)
N&B Transaction Related Costs	(24,372)	—
N&B Integration Related Costs	(61,887)	—
Operating profit	$465,881	$548,471
Profit margin:
Taste	14.8%	16.0%
Scent	18.9%	18.7%
Consolidated	12.2%	14.2%
Taste Segment Profit
Taste segment profit decreased to $346.2 million in the first nine months of 2020, or 14.8% as a percentage of sales, compared to $383.5 million, or 16.0% as a percentage of sales, in the comparable 2019 period. The decrease in segment profit principally reflected volume reductions on existing business and unfavorable price versus input costs due to COVID-19, partially offset by new win performances (net of losses), integration, cross selling and productivity initiatives.
Scent Segment Profit
Scent segment profit increased to $277.2 million in the first nine months of 2020, or 18.9% as a percentage of sales, compared to $272.1 million, or 18.7% as a percentage of sales, in the comparable 2019 period. The increase in segment profit principally reflected new win performances (net of losses) and the impact of productivity initiatives, partially offset by unfavorable price versus input costs and mix.

Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the first nine months of 2020, global expenses were $49.6 million compared to $36.0 million during the first nine months of 2019. The increase was driven by higher incentive compensation expense in 2020 and lower gains from our currency hedging program.
Interest Expense
Interest expense decreased to $99.0 million in the first nine months of 2020 compared to $102.7 million in the 2019 period. This decrease was primarily driven by repayments on the Term Loan and TEUs. Average cost of debt was 3.0% for the 2020 period compared to 2.9% for the 2019 period.
Other Expense (Income), Net
Other expense (income), net decreased by $19.9 million to $4.8 million of net expense in the first nine months of 2020 versus $15.1 million of income in the comparable 2019 period. The decrease was primarily driven by foreign exchange losses.
Income Taxes
The effective tax rate for the nine months ended September 30, 2020 was 16.9% compared with 17.6% for the nine months ended September 30, 2019. The year-over-year decrease was primarily due to lower repatriation costs and non-U.S. provision to return adjustments recorded in 2020, partially offset by an unfavorable mix of earnings and an increase in loss provisions.
Excluding the $18.6 million tax benefit associated with the pre-tax operational improvement initiatives, integration related costs, restructuring and other charges, net, losses (gains) on sale of assets, Frutarom acquisition related costs, N&B acquisition related costs, and compliance review & legal defense costs, the adjusted effective tax rate for the nine months ended September 30, 2020 was 17.0%.
For the nine months ended September 30, 2019, the adjusted effective tax rate was 18.4% excluding the $16.1 million tax benefit associated with the pre-tax operational improvement initiatives, integration related costs, restructuring and other charges, net, losses on sale of assets, and Frutarom acquisition related costs.

Liquidity and Capital Resources
Cash and Cash Equivalents
We had cash and cash equivalents of $469.8 million at September 30, 2020 compared to $606.8 million at December 31, 2019 and of this balance, a portion was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate cash from our non-U.S. subsidiaries to fund financial obligations in the U.S. As we repatriate these funds to the U.S. we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of September 30, 2020, we had a deferred tax liability of $44.0 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
Restricted Cash
Restricted cash of $13.7 million relates, principally, to amounts escrowed related to certain payments to be made to former Frutarom option holders in future periods. As of September 30, 2020, a portion of this balance, $0.8 million, is classified as a noncurrent asset.
Cash Flows Provided By Operating Activities
Cash flows provided by operations for the nine months ended September 30, 2020 was $415.0 million or 10.9% of sales, compared to cash provided by operations of $383.0 million or 9.9% of sales for the nine months ended September 30, 2019. The increase in cash provided by operating activities during 2020 was principally driven by lower net working capital (principally related to accounts payable, accrued expenses, inventories, and incentive compensation), partially offset by lower cash earnings in the current year.

Working capital (current assets less current liabilities) totaled $1.3 billion and $1.4 billion at September 30, 2020 and December 31, 2019, respectively.
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
As of September 30, 2020, the Company had removed approximately $209.3 million of receivables. The impact on cash provided by operations from participating in these programs increased approximately $3.6 million and $36.8 million for the nine months ended September 30, 2020 and 2019, respectively. The cost of participating in these programs was approximately $1.1 million and $1.7 million for the three months ended September 30, 2020 and 2019, respectively, and was $3.1 million and $4.7 million for the nine months ended September 30, 2020 and 2019, respectively.
Cash Flows Used In Investing Activities
Net investing activities during the first nine months of 2020 used $118.7 million compared to $157.8 million in the prior year period. Additions to property, plant and equipment were $124.1 million during the first nine months of 2020 compared to $160.4 million in the first nine months of 2019. The decrease in cash used in investing activities was further attributable to acquisition activities in the 2019 period, partially offset by lower proceeds from the disposal of assets in the current year, and cash paid upon maturity of net investment hedges in the current year versus proceeds for unwinding similar instruments in the prior year.
In light of the logistical difficulties resulting from the COVID-19 pandemic and to preserve our liquidity, where possible we have evaluated and re-prioritized our capital projects. We expect that capital spending in 2020 will be about 4% of sales (net of potential grants and other reimbursements from government authorities), down from 5% in 2019.
Frutarom Integration Initiative
We expect to incur costs related to the Frutarom Integration Initiative. Total restructuring costs for the program are expected to be approximately $40 million to $50 million including cash and non-cash items. Since the inception of the initiative, we expensed $18.3 million, of which $10.4 million was recorded in 2019 and $7.9 million was recorded in the first nine months of 2020. The costs are principally related to severance and fixed asset write-downs, with the remainder comprising costs such as contract termination and relocation. The Company expects to close an additional 6-8 sites in connection with the integration initiative for the remainder of 2020 with most of the remaining sites scheduled to close by the end of 2021.
We expect to achieve $145 million of synergy targets, with total savings in line with our original expectations.
Additionally, during the first nine months of 2020, we recorded $8.8 million in advisory services, retention bonuses and performance stock awards costs related to the integration of the Frutarom acquisition.
As a result of the outbreak of COVID-19 and the related uncertainty and complexity of the environment, we expect that most restructuring activities and their related charges will be completed at the end of 2021.
Cash Flows Used In Financing Activities
Cash used in financing activities in the first nine months of 2020 was $418.0 million compared to $365.8 million in the prior year period. The increase in cash used in financing activities was principally driven by higher repayments of debt, partially offset by cash proceeds from debt financing raised in the current year.
We paid dividends totaling $240.3 million in the 2020 period. We declared a cash dividend per share of $0.77 in the third quarter of 2020 that was paid on October 5, 2020 to all shareholders of record as of September 24, 2020.
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

Effect of exchange rate changes on cash, cash equivalents and restricted cash
Overall cash, cash equivalents and restricted cash were also affected by exchange rates changes, which resulted in a $18.7 million reduction in cash for the nine months ended September 30, 2020 compared to a decrease of $3.9 million for the nine months ended September 30, 2019.
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
Pending Transaction with Nutrition & Biosciences, Inc.
In conjunction with the DuPont N&B Transaction, IFF and N&B have engaged Morgan Stanley Senior Funding, Inc. and Credit Suisse Loan Funding LLC as joint lead arrangers and bookrunners to structure, arrange and syndicate the financings that will be required to close the transaction. Specifically, N&B will be the initial borrower under a $1.25 billion 3-year/5-year senior unsecured term loan facility and the initial issuer of $6.25 billion of senior unsecured notes, which will be used to finance the Special Cash Payment to DuPont in connection with the separation and to pay related fees and expenses. Following the consummation of the DuPont N&B Transaction, all obligations of N&B will be guaranteed by IFF, or at the election of N&B and IFF, assumed by IFF.
Upon completion of our combination with N&B, DuPont shareholders will own approximately 55.4% of the shares of IFF, and existing IFF shareholders will own approximately 44.6% of the shares of IFF. On August 27, 2020, a special shareholder meeting was held and IFF shareholders voted to approve the issuance of shares of IFF Common Stock in connection with the DuPont N&B Transaction pursuant to the Merger Agreement.
Revolving Credit Facility and Term Loans
The Amended Debt Agreements contain various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including the requirement for us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to Consolidated EBITDA in respect of the previous 12-month period. Effective in the third quarter of 2020, the maximum permitted ratio of net debt to Consolidated EBITDA under the Amended Debt Agreements is 4.0 to 1.0 through the end of 2020, with step-downs over time. Further, after the expected closing date of the pending DuPont N&B Transaction in the first quarter of 2021, the Company’s maximum permitted ratio of net debt to Consolidated EBITDA under the Amended Debt Agreements shall be 4.75 to 1.0, stepping-down to 3.50 to 1.0 over time (with a step-up if the Company consummates certain qualified acquisitions).
As of September 30, 2020, we had no outstanding borrowings under our $1 billion Revolving Credit Facility, $240 million outstanding under the Frutarom Term Loan Agreement and $200 million outstanding in borrowings under the 2022 Term Loan Agreement. The amount that we are able to draw down under the Revolving Credit Facility is limited by financial covenants as described in more detail below. As of September 30, 2020, our draw down capacity was $628 million under the Revolving Credit Facility.
Debt Covenants
At September 30, 2020, we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At September 30, 2020 our Net Debt/adjusted EBITDA(1) ratio was 3.44 to 1.0 as defined by the credit facility agreements, well below the financial covenants of existing outstanding debt.
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

(DOLLARS IN MILLIONS)	Twelve Months Ended September 30, 2020
Net income	$379.1
Interest expense	134.5
Income taxes	77.5
Depreciation and amortization	331.4
Specified items (1)	161.8
Non-cash items (2)	38.1
Adjusted EBITDA	$1,122.4

(1)Specified items for the 12 months ended September 30, 2020 of $161.8 million, consisted of operational improvement initiatives, acquisition related costs, Frutarom integration related costs, restructuring and other charges, net, FDA mandated product recall, Frutarom acquisition related costs, compliance review & legal defense costs, N&B transaction related costs and N&B integration related costs.
(2)Non-cash items represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets and stock-based compensation.

(DOLLARS IN MILLIONS)	September 30, 2020
Total debt	$4,331.7
Adjustments:
Cash and cash equivalents	469.8
Net debt	$3,861.9
Senior Notes
As of September 30, 2020, we had $3.88 billion aggregate principal amount outstanding in senior unsecured notes, with $1.88 billion principal amount denominated in EUR and $2.00 billion principal amount denominated in USD. The notes bear interest ranging from 0.50% per year to 5.00% per year, with maturities from September 2021 to September 2048. Of these notes, $300 million in aggregate principal amount of our 3.40% senior notes matured in September 2020, which the Company repaid during the third quarter of 2020.
Contractual Obligations
We expect to contribute a total of $4.4 million to our U.S. pension plans and a total of $20.9 million to our Non-U.S. plans during 2020. During the nine months ended September 30, 2020, there were no contributions made to the qualified U.S. pension plans, $15.6 million of contributions were made to the non-U.S. pension plans, and $3.3 million of benefit payments were made with respect to our non-qualified U.S. pension plan. We also expect to contribute $3.8 million to our postretirement benefits other than pension plans during 2020. During the nine months ended September 30, 2020, $2.0 million of contributions were made to postretirement benefits other than pension plans.
As discussed in Note 14 to the Consolidated Financial Statements, at September 30, 2020, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances, these arrangements are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.

New Accounting Standards.
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
Adjusted gross margin excludes operational improvement initiatives, Frutarom integration related costs, FDA mandated product recall, and Frutarom acquisition related costs.
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
Adjusted effective tax rate excludes operational improvement initiatives, acquisition related costs, Frutarom integration related costs, restructuring and other charges, net, losses on sale of assets, FDA mandated product recall, Frutarom acquisition related costs, compliance review & legal defense costs, N&B transaction related costs, and N&B integration related costs.
Net Debt to Combined Adjusted EBITDA is the leverage ratio used in our credit agreement and defined as Net Debt (which is long-term debt less cash and cash equivalents) divided by Combined Adjusted EBITDA. However, as Adjusted EBITDA for these purposes was calculated in accordance with the provisions of the credit agreement, it may differ from the calculation used for other purposes.
A. Reconciliation of Non-GAAP Metrics

Reconciliation of Gross Profit
	Three Months Ended September 30,
(DOLLARS IN THOUSANDS)	2020	2019
Reported (GAAP)	$524,427	$533,088
Operational Improvement Initiatives (a)	—	711
Frutarom Integration Related Costs (c)	103	187
FDA Mandated Product Recall (e)	—	250
Frutarom Acquisition Related Costs (f)	—	(3,603)
Adjusted (Non-GAAP)	$524,530	$530,633

Reconciliation of Selling and Administrative Expenses
	Three Months Ended September 30,
(DOLLARS IN THOUSANDS)	2020	2019
Reported (GAAP)	$234,520	$210,829
Frutarom Integration Related Costs (c)	(1,597)	(10,047)
Frutarom Acquisition Related Costs (f)	(808)	(691)
Compliance Review & Legal Defense Costs (g)	(1,000)	(3,623)
N&B Transaction Related Costs (h)	(8,247)	—
N&B Integration Related Costs (i)	(29,241)	—
Adjusted (Non-GAAP)	$193,627	$196,468

Reconciliation of Operating Profit
	Three Months Ended September 30,
(DOLLARS IN THOUSANDS)	2020	2019
Reported (GAAP)	$150,289	$184,664
Operational Improvement Initiatives (a)	—	712
Frutarom Integration Related Costs (c)	1,883	10,511
Restructuring and Other Charges, net (d)	1,497	3,716
Losses on Sale of Assets	415	372
FDA Mandated Product Recall (e)	—	250
Frutarom Acquisition Related Costs (f)	808	(2,914)
Compliance Review & Legal Defense Costs (g)	1,000	3,623
N&B Transaction Related Costs (h)	8,247	—
N&B Integration Related Costs (i)	29,241	—
Adjusted (Non-GAAP)	$193,380	$200,934

Reconciliation of Net Income
	Three Months Ended September 30,
	2020				2019
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	Income before taxes	Taxes on income (k)	Net Income Attributable to IFF (l)	Diluted EPS (m)	Income before taxes	Taxes on income (k)	Net Income Attributable to IFF (l)	Diluted EPS (m)
Reported (GAAP)	$105,500	$19,269	$84,828	$0.75	$156,866	$27,059	$127,124	$1.13
Operational Improvement Initiatives (a)	—	—	—	—	712	243	469	—
Acquisition Related Costs (b)	—	—	—	—	(3,371)	—	(3,371)	(0.03)
Frutarom Integration Related Costs (c)	1,883	407	1,476	0.01	10,511	2,347	8,164	0.07
Restructuring and Other Charges, net (d)	1,497	349	1,148	0.01	3,716	811	2,905	0.03
Losses on Sale of Assets	415	91	324	—	372	98	274	—
FDA Mandated Product Recall (e)	—	—	—	—	250	57	193	—
Frutarom Acquisition Related Costs (f)	1,316	523	793	0.01	(2,914)	(715)	(2,199)	(0.02)
Compliance Review & Legal Defense Costs (g)	1,000	228	772	0.01	3,623	827	2,796	0.02
N&B Transaction Related Costs (h)	8,247	—	8,247	0.07	—	—	—	—
N&B Integration Related Costs (i)	29,241	6,719	22,522	0.20	—	—	—	—
Redemption value adjustment to EPS (j)	—	—	—	(0.01)	—	—	—	(0.02)
Adjusted (Non-GAAP)	$149,099	$27,586	$120,110	$1.06	$169,765	$30,727	$136,355	$1.20

(a)	Represents accelerated depreciation related to a plant relocation in India and China.
(b)	Represents adjustments to the fair value for an equity method investment in Canada which we began consolidating in the second quarter of 2019.
(c)	Represents costs related to the integration of the Frutarom acquisition. For 2020, costs primarily related to advisory services, retention bonuses and performance stock awards. For 2019, costs principally related to advisory services.
(d)	For 2020, represents costs primarily related to the Frutarom Integration Initiative. For 2019, represents costs primarily related to the Frutarom Integration Initiative and 2019 Severance Program.
(e)	Represents additional claims that management paid to co-packers.
(f)	Represents transaction-related costs and expenses related to the acquisition of Frutarom. For 2020, amount primarily includes earn-out payments, net of adjustments, amortization for inventory "step-up" costs and transaction costs principally related to the 2019 Acquisition Activity, including an adjustment to reverse an earnout liability and another adjustment to record an earnout liability in the third quarter of 2020. For 2019, amount primarily includes amortization for inventory "step-up" costs and transaction costs, along with a measurement period adjustment to the amount of the inventory "step-up" recorded.
(g)	Costs related to reviewing the nature of inappropriate payments and review of compliance in certain other countries. In addition, includes legal costs for related shareholder lawsuits.
(h)	Represents transaction costs and expenses related to the pending transaction with N&B, principally related to legal and professional fees for capital raising activities.
(i)	Represents costs primarily related to advisory services for the integration of the pending transaction with N&B, principally consulting fees.
(j)	Represents the adjustment to EPS related to the excess of the redemption value of certain redeemable noncontrolling interests over their existing carrying value.
(k)	The income tax expense (benefit) on non-GAAP adjustments is computed in accordance with ASC 740 using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for each jurisdiction in which such charges were incurred, except for those items which are non-taxable or are subject to a valuation allowance for which the tax expense (benefit) was calculated at 0%. For fiscal years 2020 and 2019, these non-GAAP adjustments were not subject to foreign tax credits, but to the extent that such factors are applicable to any future non-GAAP adjustments we will take such factors into consideration in calculating the tax expense (benefit). For amortization, the tax benefit has been calculated based on the statutory rate on a country by country basis.
(l)	For 2020 and 2019, net income is reduced by income attributable to noncontrolling interest of $1.4M and $2.7M, respectively.
(m)	The sum of these items does not foot due to rounding.

Reconciliation of Gross Profit
	Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2020	2019
Reported (GAAP)	$1,572,136	$1,610,586
Operational Improvement Initiatives (a)	—	1,651
Frutarom Integration Related Costs (c)	348	508
FDA Mandated Product Recall (e)	—	250
Frutarom Acquisition Related Costs (f)	759	4,247
Adjusted (Non-GAAP)	$1,573,243	$1,617,242

Reconciliation of Selling and Administrative Expenses
	Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2020	2019
Reported (GAAP)	$694,641	$634,111
Frutarom Integration Related Costs (c)	(7,875)	(35,647)
Frutarom Acquisition Related Costs (f)	(623)	(937)
Compliance Review & Legal Defense Costs (g)	(1,624)	(3,623)
N&B Transaction Related Costs (h)	(24,372)	—
N&B Integration Related Costs (i)	(61,887)	—
Adjusted (Non-GAAP)	$598,260	$593,904

Reconciliation of Operating Profit
	Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2020	2019
Reported (GAAP)	$465,881	$548,471
Operational Improvement Initiatives (a)	—	1,652
Frutarom Integration Related Costs (c)	8,816	36,825
Restructuring and Other Charges, net (d)	8,299	22,415
Losses on Sale of Assets	1,568	1,136
FDA Mandated Product Recall (e)	—	250
Frutarom Acquisition Related Costs (f)	1,382	5,182
Compliance Review & Legal Defense Costs (g)	1,624	3,623
N&B Transaction Related Costs (h)	24,372	—
N&B Integration Related Costs (i)	61,887	—
Adjusted (Non-GAAP)	$573,829	$619,554

Reconciliation of Net Income
	Nine Months Ended September 30,
	2020				2019
(DOLLARS IN THOUSANDS)	Income before taxes	Taxes on income (k)	Net Income Attributable to IFF (l)	Diluted EPS (m)	Income before taxes	Taxes on income (k)	Net Income Attributable to IFF (l)	Diluted EPS
Reported (GAAP)	$362,073	$61,265	$295,639	$2.64	$460,923	$81,033	$372,330	$3.30
Operational Improvement Initiatives (a)	—	—	—	—	1,652	561	1,091	0.01
Acquisition Related Costs (b)	—	—	—	—	(3,371)	—	(3,371)	(0.03)
Frutarom Integration Related Costs (c)	8,816	1,959	6,857	0.06	36,825	8,270	28,555	0.25
Restructuring and Other Charges, net (d)	8,299	1,922	6,377	0.06	22,415	5,394	17,021	0.16
Losses on Sale of Assets	1,568	356	1,212	0.01	1,136	290	846	0.01
FDA Mandated Product Recall (e)	—	—	—	—	250	57	193	—
Frutarom Acquisition Related Costs (f)	1,382	(1,160)	2,542	0.02	5,182	672	4,510	0.04
Compliance Review & Legal Defense Costs (g)	1,624	358	1,266	0.01	3,623	827	2,796	0.02
N&B Transaction Related Costs (h)	24,372	904	23,468	0.21	—	—	—	—
N&B Integration Related Costs (i)	61,887	14,255	47,632	0.42	—	—	—	—
Redemption value adjustment to EPS (j)	—	—	—	(0.04)	—	—	—	(0.02)
Adjusted (Non-GAAP)	$470,021	$79,859	$384,993	$3.38	$528,635	$97,104	$423,971	$3.74

(a)	Represents accelerated depreciation related to a plant relocation in India and China.
(b)	Represents adjustments to the fair value for an equity method investment in Canada which we began consolidating in the second quarter of 2019.
(c)	Represents costs related to the integration of the Frutarom acquisition. For 2020, costs primarily related to advisory services, retention bonuses and performance stock awards. For 2019, costs principally related to advisory services.
(d)	For 2020, represents costs primarily related to the Frutarom Integration Initiative. For 2019, represents costs primarily related to the Frutarom Integration Initiative and 2019 Severance Program.
(e)	Represents additional claims that management paid to co-packers.
(f)	Represents transaction-related costs and expenses related to the acquisition of Frutarom. For 2020, amount primarily includes earn-out payments, net of adjustments, amortization for inventory "step-up" costs and transaction costs principally related to the 2019 Acquisition Activity, including an adjustment to reverse an earnout liability and another adjustment to record an earnout liability in the third quarter of 2020. For 2019, amount primarily includes amortization for inventory "step-up" costs and transaction costs, along with a measurement period adjustment to the amount of the inventory "step-up" recorded.
(g)	Costs related to reviewing the nature of inappropriate payments and review of compliance in certain other countries. In addition, includes legal costs for related shareholder lawsuits.
(h)	Represents transaction costs and expenses related to the pending transaction with N&B, principally related to legal and professional fees for capital raising activities.
(i)	Represents costs primarily related to advisory services for the integration of the pending transaction with N&B, principally consulting fees.
(j)	Represents the adjustment to EPS related to the excess of the redemption value of certain redeemable noncontrolling interests over their existing carrying value.
(k)	The income tax expense (benefit) on non-GAAP adjustments is computed in accordance with ASC 740 using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for each jurisdiction in which such charges were incurred, except for those items which are non-taxable or are subject to a valuation allowance for which the tax expense (benefit) was calculated at 0%. For fiscal years 2020 and 2019, these non-GAAP adjustments were not subject to foreign tax credits, but to the extent that such factors are applicable to any future non-GAAP adjustments we will take such factors into consideration in calculating the tax expense (benefit). For amortization, the tax benefit has been calculated based on the statutory rate on a country by country basis.
(l)	For 2020 and 2019, net income is reduced by income attributable to noncontrolling interest of $5.2M and $7.6M, respectively.
(m)	The sum of these items does not foot due to rounding.

B. Foreign Currency Reconciliation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating Profit:
% Change - Reported (GAAP)	(18.6)%	15.9%	(15.1)%	12.2%
Items impacting comparability	14.8%	6.3%	7.7%	8.0%
% Change - Adjusted (Non-GAAP)	(3.8)%	22.2%	(7.4)%	20.2%
Currency Impact	5.1%	1.1%	2.8%	1.9%
% Change Year-over-Year - Currency Neutral Adjusted (Non-GAAP)*	1.3%	23.3%	(4.6)%	22.1%
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
•the impact of the phase out of the London Interbank Offered Rate (LIBOR) on interest expense;
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
(b) Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Two motions to approve securities class actions were filed in the Tel Aviv District Court, Israel, in August 2019, similarly alleging, among other things, false and misleading statements largely in connection with IFF’s acquisition of Frutarom and the above-mentioned improper payments. One motion asserts claims under the U.S. federal securities laws against IFF, its Chairman and CEO, and its former CFO. The other ("Oman") (following an amendment) asserts claims under the Israeli Securities Act-1968 against IFF, its Chairman and CEO, and its former CFO, and against Frutarom and certain former Frutarom officers and directors, as well as claims under the Israeli Companies Act-1999 against certain former Frutarom officers and directors. On October 4, 2020, the Oman plaintiff filed a motion to remove IFF and its officers from the motion and to add factual allegations from the U.S. amended complaint.
On October 29, 2019, IFF and Frutarom filed a claim in the Tel Aviv District Court, Israel, against Ori Yehudai, the former President and CEO of Frutarom, and against certain former directors of Frutarom, challenging the bonus of US $20 million granted to Yehudai in 2018. IFF and Frutarom allege, among other things, that Yehudai was not entitled to receive the bonus because he breached his fiduciary duty by, among other things, knowing of the above-mentioned improper payments and failing to prevent them from being made. The parties agreed, pursuant to the court’s recommendation, to attempt to resolve the dispute through mediation, which is scheduled for the fourth quarter 2020, during which the proceedings relating to this claim are stayed.
On March 11, 2020, an IFF shareholder filed a motion to approve a class action in Israel against, among others, Frutarom, Yehudai, and Frutarom’s former board of directors, alleging that former minority shareholders of Frutarom were harmed as a result of the US $20 million bonus paid to Yehudai. The parties to this motion agreed to attempt to resolve the dispute through mediation to take place regarding the aforesaid claim against Yehudai, during which the proceedings relating to this motion are stayed.
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
COVID-19 was identified in China in late 2019 and has spread globally. Government authorities, including those in countries where IFF has manufacturing and other operations, have taken various measures to try to contain this spread, such as the closure of non-essential businesses, reduced travel, the closure of retail establishments, the promotion of social distancing and remote working policies where appropriate. These measures have impacted and may further impact IFF's workforce and operations, and the operations of its customers, vendors and suppliers.
The COVID-19 pandemic has subjected IFF’s operations, financial condition and results of operations to a number of risks, including, but not limited to, those discussed below:
•Operations-related risks: IFF’s manufacturing plants continue to operate world-wide in compliance with the orders and restrictions imposed by government authorities in each of IFF's locations, and IFF is working with its customers to meet their specific shipment needs. Most plants have restored operations to historical levels, notwithstanding that certain restrictions imposed to achieve social distancing remain in place. Some of IFF's R&D and creative applications centers are operating on limited schedules or with a reduced workforce of essential employees as a result of certain safety measures implemented by IFF to limit the number of the on-site workforce.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 6. EXHIBITS.

10.1
Second Amended and Restated Credit Agreement, dated as of August 25, 2020 among International Flavors & Fragrances Inc., International Flavors & Fragrances (Nederland) Holding B.V. and International Flavors & Fragrances I.F.F. (Nederland) B.V., as borrowers, the lenders signatory thereto and Citibank, N.A. as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report to Form 8-K filed on August 28, 2020.

10.2
Amendment No. 3 to Credit Agreement, dated as of August 25, 2020 among International Flavors & Fragrances Inc., as borrower, the lenders signatory thereto and Morgan Stanley Senior Funding, Inc. as administrative agent, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report to Form 8-K filed on August 28, 2020.

10.3
Amendment No. 1 to Credit Agreement, dated as of August 25, 2020, among the Company, as borrower, the lenders signatory thereto and China Construction Bank Corporation, New York Branch as administrative agent, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report to Form 8-K filed on August 28, 2020.

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

Dated:	November 9, 2020	By:	/s/ Andreas Fibig
Andreas Fibig
Chairman of the Board and Chief Executive Officer

Dated:	November 9, 2020	By:	/s/ Rustom Jilla
Rustom Jilla
Executive Vice President and Chief Financial Officer