Form 10-K
period 2020-12-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2021-02-22
CIK 51253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant was $13,567,537,235 as of June 30, 2020.
As of February 15, 2021, there were 248,726,256 shares of the registrant’s common stock, par value 12 1/2¢ per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2021 Annual Meeting of Shareholders (the “IFF 2021 Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

PART I
In this report, we use the terms “IFF,” “the Company,” “we,” “us” and “our” to refer to International Flavors & Fragrances Inc. and its subsidiaries.

ITEM 1.	BUSINESS.
On February 1, 2021, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") with DuPont de Nemours, Inc. ("DuPont"), a wholly owned subsidiary of IFF merged with and into Nutrition & Biosciences, Inc. (“N&B”), a subsidiary of DuPont formed to hold the Nutrition and Biosciences business (the “N&B Business”, and such transaction, the "N&B Transaction"). The shares issued in the Merger represented approximately 55.4% of the common stock of IFF on a fully diluted basis, after giving effect to the Merger, as of February 1, 2021.
As a result of the N&B Transaction, and following our 2018 acquisition of Frutarom Industries Ltd., we have expanded our global leadership positions, which now include high-value ingredients and solutions in the Food & Beverage, Home & Personal Care and Health & Wellness markets, and across key Taste, Texture, Scent, Nutrition, Enzymes, Cultures, Soy Proteins, Pharmaceutical Excipients, Biocides and Probiotics categories.
As the information provided throughout this report is historical, it primarily reflects information about the Company as of December 31, 2020, without giving effect to the N&B Transaction or the N&B Business.
Sales in 2020 were approximately $5.1 billion, which management believes, made us the second largest company in the taste, scent, nutrition and specialty ingredient industry during the period. During the past few years, we have diversified our customer base and leveraged our technical expertise to significantly expand our global small and mid-sized customer base. Based on 2020 sales, approximately 35% were global consumer products companies and approximately 65% were small and mid-sized companies. During 2020, our 25 largest customers accounted for 39% of our sales. In 2020, no customer accounted for more than 10% of sales.
Our business is geographically diverse, with sales in the U.S. representing approximately 20% of sales in 2020. No other country represented more than 6% of sales.
In 2020, we operated our business across two segments: Taste and Scent. As a result of the N&B Transaction, our business is now organized in four business segments: Nourish (a combination of IFF’s Taste business with N&B’s Food & Beverage business), Scent, Health & Biosciences and Pharma Solutions.
Our Product Offerings
As of December 31, 2020, our business consisted of our Taste and Scent segments.
Taste
As a leading creator of flavor offerings, we help our customers deliver on the promise of delicious and healthy foods and drinks that appeal to consumers. While we are a global leader, our Taste business operates regionally in nature, with different formulas that reflect local taste preferences. Consequently, we manage our Taste business geographically, creating products in our regional creative centers which allows us to satisfy local taste preferences, while also helping to ensure regulatory compliance and production standards. We develop thousands of different flavors and taste offerings for our customers, most of which are tailor-made, and we continually develop new formulas to meet changing consumer preferences and customer needs.
Our Taste business comprises a diversified portfolio across flavor compounds, savory solutions, inclusions, nutrition and specialty ingredients and flavor ingredients.
Flavor Compounds. Our flavor compounds provide unique flavors that are ultimately used by our customers in savory products (soups, sauces, meat, fish, poultry, snacks, etc.), beverages (juice drinks, carbonated or flavored beverages, spirits, etc.), sweets (bakery products, candy, cereal, chewing gum, etc.) and dairy products (yogurt, ice cream, cheese, etc.).
Savory Solutions. Savory solutions include marinades or powder blends of flavors, natural colors, seasonings, functional ingredients and natural anti-oxidants that are primarily designed for the meat and fish industry.
Inclusions. Inclusions provide taste and texture by, among other things, combining flavorings with fruit, vegetables and other natural ingredients for a wide range of food products, such as health snacks, baked goods, cereals, pastries, ice cream and other dairy products.
Nutrition and Specialty Ingredients. Our nutrition and specialty ingredients primarily consist of natural health ingredients, natural food protection, natural colors and flavor ingredients. Natural health ingredients include natural ingredients derived from plants and herbs, which provide, or are perceived as providing, health benefits. These ingredients are used in dietary supplements, functional food, infant and elderly nutrition, cosmetics, personal care and other over-the-counter products. Natural food protection ingredients consist of natural antioxidants and anti-microbials used for natural food preservation and shelf life extension to beverages, cosmetic and healthcare products, and pet food and feed additives. These ingredients reduce the oxidative deterioration and/or microbiology load that leads to rancidity or loss of flavor, color, and nutritional value. Natural colors comprise a wide array of natural colors and fruit and vegetable concentrates for food, beverage and cosmetics.
Flavor Ingredients. The flavor ingredients market includes natural flavor extracts, specialty botanical extracts, distillates, essential oils, citrus products, aroma chemicals and natural gums and resins. Such ingredients are used for food, beverage and flavors, and are often sold directly to food and beverage manufacturers who use them in producing consumer products.
Scent
Our global Scent business creates fragrance compounds and fragrance ingredients that are integral elements in the world’s finest perfumes and best-known household and personal care products. We believe our unique portfolio of natural and synthetic ingredients, global footprint, innovative technologies and know-how, deep consumer insight and customer intimacy make us a market leader in scent products.
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
Our fine fragrances focus on perfumes and colognes. Our scientists and perfumers collaborate to develop new molecules, new natural extractions and innovative processes to create unique and inspiring fragrances. We have created some of the industry-leading fine fragrance classics as well as cutting-edge niche fragrances, as evidenced by the number of top sellers and award winners.
Our consumer fragrances include three end-use categories of products:
•Fabric Care, including laundry detergents, fabric softeners and specialty laundry products;
•Home Care, including household cleaners, dishwashing detergents and air fresheners; and
•Body Care, including personal wash, hair care and toiletries products.
Ingredients. Fragrance ingredients consist of natural and synthetic, and active and functional ingredients that are used internally and sold to third parties, including competitors, for use in the preparation of compounds. While the principal role of our fragrance ingredients facilities is to support our fragrance compounds business, we utilize our excess manufacturing capacity to manufacture and sell certain fragrance ingredients to third parties. We believe that this business allows us to leverage our fixed costs while maintaining the security of our supply for our perfumers and ultimately our customers. Fragrance ingredients available for sale to third parties include innovative ingredients that leverage our manufacturing experience as well as a limited amount of cost-competitive, commodity ingredients. Fragrance ingredients also include our cosmetic active and functional ingredients, which provide biologists and cosmetic chemists with innovative solutions to address cosmetic challenges such as skin aging and hair protection. With our separate fragrance and active and functional ingredients, plus additional botanicals and delivery systems, we believe we are a leader in the industry with the breadth of our product portfolio.
Organization in 2021, following the N&B Transaction
As a result of the N&B Transaction, we will now be organized in four segments: Nourish, Scent, Health & Biosciences, and Pharma Solutions.
The Nourish segment consists of most of our legacy Taste segment, N&B’s Food & Beverage division and the food protection business of N&B’s Health & Biosciences division. This segment comprises an innovative and broad portfolio of natural-based ingredients to enhance nutritional value, texture and functionality in a wide range of beverage, dairy, bakery, confectionery and culinary applications.
The Scent segment consists of our legacy Scent segment as well as, effective January 2, 2021, our Flavor Ingredients business.

The Health & Biosciences segment contains N&B’s Health & Biosciences division, with the exception of food protection, which is part of our Nourish division, as well as parts of our Nutrition and Specialty Ingredients offerings. This segment is the biotechnology driven portfolio of the N&B Business, where enzymes, food cultures, probiotics and specialty ingredients for food and non-food applications are developed and produced. The Health & Biosciences business includes a biotechnology-driven probiotics portfolio, that produces cultures for use in fermented foods such as yogurt, cheese and fermented beverages. It also uses industrial fermentation to produce enzymes and microorganisms that provide product and process performance benefits to household detergents, animal feed, ethanol production and brewing.
The Pharma Solutions segment consists of N&B’s Pharma Solutions division, which is one of the world’s largest producers of cellulosics and alginates-based pharma excipients, and is used to improve the functionality and delivery of active pharmaceutical ingredients, including controlled or modified drug release formulations, and enable the development of more effective pharma solutions.
Consumer Insights, Research and Product Development Process
The markets in which we compete require constant innovation to remain competitive. Consumer preferences tend to drive change in our markets, and as science evolves and sustainability continues to be a key factor to customers and consumers, we must continue to strengthen our research and development platforms and adapt our capabilities to provide differentiated products.
Consumer Insights
We believe that the first step to creating an innovative and unique product experience begins with gaining insight into the consumer and emerging trends. By developing a deep understanding of what consumers value and prefer through our consumer insight programs, we are better able to focus our research and development and creative efforts.
Our consumer science, insight and marketing teams interpret trends, monitor product launches, analyze quantitative market data and conduct numerous consumer interviews annually. Our sensory experts direct research programs exploring topics such as fragrance performance, the psychophysics of sensory perception (including chemesthetic properties such as warming, cooling and tingling), the genetic basis for flavor and fragrance preference and the effects of aromas on mood, performance, health and well-being.
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
Research and Development
We consider our research and development infrastructure to be one of our key competencies and critical to our ability to provide differentiated products to our customers. We focus and invest substantial resources in the research and development of new and innovative molecules, compounds, formulations and technologies and the application of these to our customers’ products. Using the knowledge gained from our consumer insights programs and business unit needs, we strategically focus our resources around key research and development platforms that address or anticipate consumer needs or preferences. By aligning our capabilities and resources to these platforms, we ensure the proper support and focus for each program so that they can be further developed and eventually accepted for commercial application.
As of December 31, 2020, we have been granted 430 patents in the United States, since 2000, and have 564 pending patent applications. We have developed many unique molecules and delivery systems for our customers that are used as the foundations of successful flavors and fragrances around the world.
We have historically conducted our principal basic research and development activities in Union Beach, New Jersey, where we employ scientists and application engineers who collaborate with our other research and development centers around the world, to support the:
•discovery of new materials;
•development of new technologies, such as delivery systems;
•creation of new compounds; and
•enhancement of existing ingredients and compounds.

Following the N&B Transaction, we expect that our principal basic research and development activities will continue in Union Beach, New Jersey, as well as in Wilmington, Delaware, Palo Alto, California, Barbrand, Denmark, and Leiden, The Netherlands. The N&B Business has strong product and application development pipelines built upon a global network that includes research and development, as well as regulatory and product stewardship capabilities.
As of December 31, 2020, we employed approximately 2,600 people globally in research and development activities, including in key basic research and development centers in Union Beach, New Jersey, Tilburg, The Netherlands, Neuilly and Grasse, France, and Nanjing, China.
Our ingredients research program discovers molecules found in natural substances and creates new molecules that are subsequently tested for their sensorial value. To broaden our offerings of natural, innovative and unique products, we have established a number of collaborations with research institutions and other companies throughout the world. We may also consider acquiring companies that could provide access to new technologies.
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
Creative Application
Through our global network of creative centers and application laboratories, we create or adapt the basic flavors or fragrances compounds that we have developed in the research and development process to commercialize for use in our customers’ consumer products. Our global creative teams consist of perfumers, fragrance evaluators and flavorists, as well as marketing, consumer science, consumer insights and technical application experts, from a wide range of cultures and nationalities. In close partnership with our customers’ product development groups, our creative teams create the sensory experiences that our customers are seeking in order to satisfy consumer demands in each of their respective markets.
New flavor and fragrance development is driven by a variety of sources including requests from our customers, who are in need of specific flavors and fragrances for use in a new or modified consumer product, or as a result of internal initiatives stemming from our consumer insights program. Our product development team works in partnership with our scientists and researchers to optimize the consumer appeal and relevance of our flavors and fragrances. We use a collaborative process between our researchers, our product development team and our customers to perfect the flavors and fragrances so they are ready to be included in the final consumer product.
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
Supply Chain
We strive to provide our customers with consistent and quality products on a timely and cost-effective basis by managing all aspects of the supply chain, from raw material sourcing through manufacturing, quality assurance, regulatory compliance and distribution.
Procurement
In connection with the manufacture of compounds, we use natural ingredients and, primarily in our fragrance compounds, synthetic ingredients. As of December 31, 2020, we purchased approximately 124,500 different raw materials sourced from an extensive network of domestic and international suppliers and distributors.
The N&B Transaction will significantly increase the number of natural products that we will source, and the percentage of our ingredients that are natural or crop-related. Natural ingredients are derived from flowers, fruits and other botanical products, as well as from animal and marine products, and commodity crops like wheat, corn and soy. They contain varying numbers of organic chemicals that are responsible for the fragrance, flavor, antioxidant properties and nutrition of the natural products. Natural products are purchased directly from farms or in processed and semi-processed forms. Some natural products are used in compounds in the state in which they are obtained and others are used after further processing. Natural products, together with various chemicals, are also used as raw materials for the manufacture of synthetic ingredients by chemical processes.

In order to ensure our supply of raw materials, achieve favorable pricing and provide timely transparency regarding inflationary trends to our customers, we continue to focus on:
•purchasing under contract with fixed or formula-based pricing for set time periods;
•entering into supplier relationships to gain access to supplies we would not otherwise have;
•implementing indexed pricing;
•reducing the complexity of our formulations;
•evaluating the profitability of whether to buy or make an ingredient; and
•sourcing from local countries with our own procurement professionals.
Manufacturing and Distribution
As of December 31, 2020, we had 242 manufacturing facilities, creative centers and application laboratories located in 47 different countries. Our major manufacturing facilities are located in the United States, The Netherlands, Spain, Great Britain, Germany, Indonesia, Turkey, Brazil, Mexico, Slovenia, China, India, and Singapore. Based on the regional nature of the Taste business and the logistical concerns regarding the fragile nature of transporting raw materials, we have typically established smaller manufacturing facilities in our local markets that are focused on local needs. Products within the Scent business are typically composed of compounds that are more stable and more transportable. Consequently, we have fewer manufacturing facilities within our Scent business, which produce compounds and ingredients for global distribution.
During the last few years, we undertook an initiative to optimize our global operations footprint to efficiently and cost-effectively deliver value to our global customers. During 2020, we announced the closure of eleven sites, of which five sites were in Europe, Africa and Middle East, four sites were in North America and two sites were in Greater Asia. As a continuation of this initiative, we expect to close approximately nine additional manufacturing sites by the end of 2021.
Our supply chain initiatives are focused on increasing capacity and investing in key technologies. Within our more mature markets, we tend to focus on consolidation and cost optimization as well as the implementation of new technologies. In addition to our own manufacturing facilities, we develop relationships with third parties, including contract manufacturing organizations, that expand our access to the technologies, capabilities and capacity that we need to better serve our customers.
Sustainability
Over the past several years, we have redefined the way we envision sustainability. Moving from the traditional “take-make-dispose” model, we have embraced the circular economy model - one that is restorative and regenerative by design, which we believe is key in safeguarding the well-being of consumers, the health of our planet and the integrity of our business.
Customers and consumers of our products want to know if the products they are purchasing are responsibly sourced and produced in an environmentally conscious manner. Our sustainability vision and strategy are designed to address these global trends, and we are committed to making real progress happen at every opportunity. Following the N&B Transaction and the Frutarom acquisition, we have been working on evaluating our expanded environmental footprint and integrating and updating the N&B Business and Frutarom's sustainability practices to align them with legacy IFF sustainability practices.
In line with our purpose of applying science and creativity for a better world, our sustainability goals include:
•Reducing Our Environmental Footprint - we seek to leverage synergies to reduce our operational impact in ways that will mitigate climate change, conserve water and reduce waste.
•Strengthening Responsible Sourcing - we seek to ensure ethical practices in our supply chain, reduce impact to the environment and support workers and grower communities.
•Driving Sustainable Innovation - we seek to embed regenerative approaches and circular design principles into our products, processes and R&D pipeline.
•Embracing People and Communities - we seek to nurture an inclusive culture where we celebrate diversity and give back to the communities where we source and operate.

In 2020, we were named for the first time to the Dow Jones Sustainability Indices, a family of best-in-class benchmarks for investors who recognize that sustainable business practices are critical to generating long-term shareholder value. Named to both the 2020 World Index and the North America Index, this distinction validates IFF’s leadership position in sustainability performance and underscores our commitment to executing on key environmental, social and governance (ESG) priorities. We were also awarded the 2020 EcoVadis platinum sustainability rating, a highly selective designation by EcoVadis, a leading platform for monitoring sustainability in global supply chains. This distinction places IFF in the top 1% of companies assessed in the areas of Environment, Labor & Human Rights, Ethics and Sustainable Procurement. In addition, among other distinctions, in 2019 we were named one of Barron’s 100 Most Sustainable Companies for the third consecutive year and listed in the FTSE4Good Index series as well as in the Euronext Vigeo World 120 Index for ESG performance.
Our commitment to good governance starts with our Board and Executive Committee and is supported by a strong governance framework. This framework is implemented through our organization with frequent communications and trainings on best practices in governance, risk management, business conduct, compliance and ethics. Moreover, we adhere to the highest standards of ethics, integrity, honesty and respect in our dealings with each other and our business partners. To maintain those relationships and our strong reputation, we have a robust program to ensure compliance with our Codes.
For more detailed information about our sustainability programs and performance, please refer to our annual sustainability report.
Governmental Regulation
We develop, produce and market our products in a number of jurisdictions around the world and are subject to federal, regional and local legislation and regulations in various countries. Our products, which among other industries, are intended for use in food, beverage, pharmaceutical industries, home and personal care are subject to strict quality and regulatory standards and environmental laws and regulations. We in turn are required to meet strict standards which, in recent years, have become increasingly stringent and affect both existing as well as new products. While the cost of compliance with such laws and regulations leads to higher overall capital expenditure, which can be significant in certain periods, we do not know of any material capital expenditures necessary to comply with such laws and regulations. We continue to monitor existing and pending laws and regulations and while the impact of regulatory changes cannot be predicted with certainty, compliance has not had, and is not expected to have a material adverse effect on capital expenditure, earnings or competitive position.
Our products and operations are subject to regulation by governmental agencies in each of the markets in which we operate. These agencies include (1) the Food and Drug Administration and equivalent international agencies that regulate flavors, pharmaceutical excipients and other ingredients in consumer products, (2) the Environmental Protection Agency and equivalent international agencies that regulate our manufacturing facilities, as well as fragrance products (including encapsulation systems) and microbial products, (3) the Occupational Safety and Health Administration and equivalent international agencies that regulate the working conditions in our manufacturing, research laboratories and creative centers, (4) local and international agencies that regulate trade and customs, (5) the Drug Enforcement Administration and other local or international agencies that regulate controlled chemicals that we use in our operations, (6) the Chemical Registration/Notification authorities that regulate chemicals that we use in, or transport to, the various countries in which we manufacture and/or market our products, and (7) the U.S. Department of Agriculture and equivalent international authorities with respect to, among other things, labeling of consumer products. We have seen an increase in registration and reporting requirements concerning the use of certain chemicals in a number of countries, such as Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”) regulations in the European Union, as well as similar regulations in other countries. The acquisitions of Frutarom and N&B will broaden the landscape of regulatory compliance requirements applicable to IFF.
In addition, we are subject to various rules relating to health, work safety and the environment at the local and international levels in the various countries in which we operate. Our manufacturing facilities throughout the world are subject to environmental standards relating to air emissions, sewage discharges, the use of hazardous materials, waste disposal practices and clean-up of existing environmental contamination. In recent years, there has been an increase in the stringency of environmental regulation and enforcement of environmental standards, and the costs of compliance have risen significantly, a trend we expect will continue in the future.
Competition
The markets for taste and scent are part of a larger market that supplies a wide variety of ingredients and compounds used in consumer products. The broader market includes functional foods and food additives, including seasonings, texturizers, spices, enzymes, certain food-related commodities, and fortified products, as well as nutritional ingredients, supplements and active cosmetic ingredients.
The global market for taste and scent has expanded, primarily as a result of an increase in demand for, and an increase in the variety of, consumer products containing flavors and fragrances.

The market for taste and scent is highly competitive. Based on annual sales, our main competitors consist of (1) other large global flavor and fragrance manufacturers, Givaudan, Firmenich and Symrise, (2) mid-sized companies, (3) numerous regional and local manufacturers and (4) consumer product companies who may develop their own flavors or fragrances.
We believe that our ability to create products with the sustainability related attributes customers expect and compete successfully in the flavors and fragrances sub-market is based on:
•our in-depth understanding of consumers,
•vertical integration,
•innovation and technological advances from our research and development activities and our perfumers and flavorists,
•our ability to tailor products to customers’ needs,
•our ability to manufacture products on a global scale, and
•broad-based regulatory capabilities.
Large multi-national customers and, increasingly, mid-sized customers, may limit the number of their suppliers by placing some on “core lists,” giving them priority for development and production of their new or modified products. To compete more successfully, we must make continued investments in customer relationships and tailor our research and development efforts to anticipate customers’ needs, provide effective service and secure and maintain inclusion on these “core lists.”
Private label manufacturers, mostly medium-sized, local or small food manufacturers, constitute a growing segment in the flavor market. Over the last decade, with the strengthening of supermarket chains, online platforms and growing consumer price consciousness, consumption of private label products has grown at a faster rate than the brand food industry rate. We believe that new business opportunities will continue to arise from these clients as they are increasing their demand for products that are similar to existing products in the market, distinctive premium products, as well as more innovative products.
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
Our People
The success of our business is built on our talented employees. At December 31, 2020, we had approximately 13,700 employees worldwide, of whom approximately 2,000 are employed in the United States. With the completion of the N&B Transaction, we added more than 10,000 employees around the world, of whom approximately 30% are employed in the United States.
Culture and Values
Our culture is based on our five corporate values of empowerment, expertise, innovation, integrity and responsibility, and the expression of these values can be seen and felt throughout our history. Our employees appreciate that they contribute to products that touch and enhance the lives of millions of people around the world. In 2020, we implemented a high-performing culture employee engagement initiative designed to further underscore three key attributes of our culture: extreme accountability, bias toward action and effective collaboration. Throughout the year, we engaged with employees around the world as part of this initiative, including senior leader speakers, employee training, employee recognition programs and designating a large number of local employee ambassadors.
Leadership and Development
Our leadership development efforts empower employees to become forward-looking, inspiring and capable decision-makers, agents of change and great leaders. To cultivate our employees’ talent and build sustainable long-lasting careers at IFF, we offer specialized courses for employees globally by partnering with leading institutions and universities to help provide the latest training and development offerings at all levels. We also offer to our employees an extensive library of on-demand courses and materials on leadership, management and professional skills development. These offerings complement our talent acquisition strategy and organized and personalized feedback process, supported by industry-leading assessment tools.

Diversity and Inclusion
We believe that our differences make us great, as captured in our diversity and inclusion (D&I) vision: “Your Uniqueness Unleashes Our Potential.” To that end, we are dedicated to nurturing a truly inclusive and fair culture through the three pillars of our D&I mission:
•Our People embody the mosaic of the markets we serve and are empowered to transform the future
•Our Spirit nurtures an inclusive and fair culture where every voice is valued and heard
•Our World embraces diversity of thought and strives to do more good, creating a better future for all
In 2020, IFF developed and delivered a broad range of initiatives to support our D&I vision. As part of IFF’s journey to gender parity, the Company in 2020 underwent a rigorous global verification process and attained the Economic Dividends for Gender Equity (EDGE) certification at the MOVE level in 21 countries worldwide, which included an examination of our gender balance across our talent pipeline, gender pay equity, the effectiveness of our framework of policies and practices that ensure equitable career flows and our ability to foster an inclusive workplace culture for all employees. IFF also achieved 100% scores in the Disability Equality Index and achieved the title of best employer for LGBTQ+ employees rating with 100% scores in the Human Rights Campaign Corporate Equality Index and the HRC Equidad Mexico. At the same time, employee resource groups known as “colleague communities” continue to thrive and grow with women@iff and pride@iff opening new chapters at our offices around the world and new colleague communities launching in 2020, such as Soul Black (Brazil), Black Excellence (USA), as well as SERVE, which supports veteran and first responder issues.
Occupational Health & Safety
Employee safety is one of the cornerstones of our business. Our occupational health and safety management system requires and encourages employees and supervised contractors at sites globally to uphold IFF’s protocols, report any incidents and suggest improvements that will increase the safety of work sites. Our safety management system in each country is based on local regulations. In the absence of country-specific requirements, IFF guidelines are implemented, which are based on U.S. Occupational Safety and Health Administration (OSHA) standards. To work toward a safer workplace, we have put in place a set of protocols and programs related to three areas of focus: (a) safety governance (setting and updating comprehensive safety policies and procedures), (b) safety training of employees on local requirements and IFF policies, and (c) safety culture characterized by awareness and communication. In response to the COVID-19 pandemic, we have been following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of our workforce. Moreover, we have developed return-to-workplace protocols and mandatory site guidelines to continue to protect the health and safety of employees at each location and to promote an orderly and phased return for employees who have been working from home.
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
A copy of our Corporate Governance Guidelines, Code of Conduct, and the charters of the Audit Committee, Compensation Committee and Nominating and Governance Committee of the Board of Directors are posted on the “Investors” section of our website, www.iff.com.
Our principal executive offices are located at 521 West 57th Street, New York, New York 10019 (212-765-5500).

Executive Officers of Registrant
The current executive officers of the Company, as of February 22, 2021, are listed below.

Name	Age	Position
Andreas Fibig	58	Chair of the Board and Chief Executive Officer
Rustom Jilla	59	Executive Vice President and Chief Financial Officer
Kathy Fortmann	53	President, Nourish
Simon Herriott	57	President, Health & Biosciences
Nicolas Mirzayantz	58	President, Scent
Angela Strzelecki	54	President, Pharma Solutions
Francisco Fortanet	52	Executive Vice President, Global Operations Officer
Jennifer Johnson	46	Executive Vice President, General Counsel
Susana Suarez-Gonzalez	51	Executive Vice President, Chief Human Resources and Diversity and Inclusion Officer
Vic Verma	52	Executive Vice President, Chief Information Officer
Gregory Yep	55	Executive Vice President, Chief Research & Development, Global Integrated Solutions & Sustainability Officer
Michael DeVeau	40	Senior Vice President, Chief Investor Relations & Communication Officer
Etienne Laurent	55	Senior Vice President, Corporate Strategy and Cost Synergies
Greg Soutendijk	52	Senior Vice President, Commercial Excellence
Andreas Fibig has served as our Chair since December 2014 and Chief Executive Officer since September 2014. Mr. Fibig has been a member of our Board of Directors since 2011. Mr. Fibig joined us from Bayer HealthCare Pharmaceuticals, the pharmaceutical division of Bayer AG, where he served as President and Chairman of the Board of Management. Prior to Bayer HealthCare Pharmaceuticals, Mr. Fibig held a number of positions of increasing responsibility at Pfizer Inc., a research-based pharmaceutical company, including as Senior Vice President in the US Pharmaceutical Operations group and as President, Latin America, Africa and Middle East.
Rustom Jilla has served as our Executive Vice President and Chief Financial Officer since January 2020. From July 2015 to January 2020, Mr. Jilla served as Executive Vice President and Chief Financial Officer of MSC Industrial Direct Co., Inc., a US-listed distributor of metalworking and maintenance repair operations products. Prior to this, Mr. Jilla held group CFO roles with the Dematic Group, a global automated systems solutions provider, and with Ansell Limited, an Australian-listed global leader in protective solutions. Earlier, Mr. Jilla worked at PerkinElmer Inc. and The BOC Group in various finance & product management leadership roles, and he began his career with PricewaterhouseCoopers LLP. He is member of both the Institute of Chartered Accountants of Sri Lanka and the Chartered Institute of Management Accountants, United Kingdom.
Kathy Fortmann has served as our President, Nourish since October 2020. From April 2020 to October 2020, Ms. Fortmann served as Global Head of Strategy & Cross-Fertilization for the Taste Division (now Nourish). Ms. Fortmann joined us from FrieslandCampina Ingredients at Royal FrieslandCampina, a multinational dairy cooperative, where she served as Business Group President from September 2017 to March 2020. Prior to that, Ms. Fortmann served as a member of the Cargill Executive Team from January 2014 to September 2017 and, earlier, as President, running Food Ingredients Businesses and setting up Cargill Global Business Services to provide IT, Human Resources, Finance, Transportation & Logistics, and Procurement services. Ms. Fortmann started her career as a chemical engineer with DuPont, where she held a number of positions in the U.S.A. and Europe.
Simon Herriott has served as President, Health & Biosciences since February 2021. From 2019 to February 2021, Mr. Herriott was Vice President and Global Business Director, Health & Biosciences for the N&B Business and from 2016 to 2019, he served as Global Business Director, Bioactives, Industrial Biosciences and Vice President, Danisco Inc. Mr. Herriott was employed by DuPont’s predecessor or formerly affiliated companies for 15 years and held a variety of roles, including Global Business Director, Biomaterials, Industrial Biosciences and leadership positions for various businesses that are currently part of DuPont’s Non-Core segment.
Nicolas Mirzayantz has served as our President, Scent since October 2018. Mr. Mirzayantz originally joined our Company in 1988 and was our Group President, Fragrances from January 2007 to October 2018. Mr. Mirzayantz has also served as a member of our Temporary Office of the Chief Executive Officer, our Senior Vice President, Fine Fragrance and Beauty Care and Regional Manager, North America, our Senior Vice President, Fine Fragrance and Beauty Care, and our Vice President Global Fragrance Business Development.

Angela Strzelecki has served as President, Pharma Solutions since February 2021. From 2019 to February 2021, Dr. Strzelecki was Platform Leader, Pharma Solutions for the N&B Business. From 2013 to 2019, Dr. Strzelecki held a variety of leadership positions at Dupont or its formerly affiliated companies, including Platform Leader, Pharma Solutions for the Nutrition and Health business, Planning Director – Corporate Planning and M&A , Global Business Director – Electronics & Communications, and the North America Business Director – Building Innovations.
Francisco Fortanet has served as our Executive Vice President, Global Operations Officer since August 2015. Prior to his current role, Mr. Fortanet held various leadership positions within the Company, including serving as Frutarom Integration lead and Senior Vice President, Operations, Vice President, Global Manufacturing Compounding, Vice President, Global Manufacturing, Regional Director of North America Operations, the Project Manager of a special project in Ireland, and as Plant Manager in Hazlet, New Jersey. Mr. Fortanet started his career in IFF-Mexico.
Jennifer Johnson has served as Executive Vice President, General Counsel since February 2021. From 2019 to February 2021, Dr. Johnson served as Associate General Counsel for the N&B Business. Dr. Johnson joined DuPont’s predecessor or formerly affiliated companies in 2013, where she led the legal team for DuPont’s former Industrial Biosciences business as Associate General Counsel and subsequently served as Assistant Chief Intellectual Property Counsel for Industrial Biosciences. Prior to joining DuPont, Dr. Johnson was a Partner at the law firm of Finnegan, Henderson, Farabow, Garrett & Dunner, L.L.P.
Susana Suarez-Gonzalez has served as our Executive Vice President, Chief Human Resources and Diversity & Inclusion Officer since February 2021. From November 2016 to February 2021, Dr. Suarez-Gonzalez served as our Executive Vice President, Chief Human Resources Officer. From 2014 to 2016, Dr. Suarez-Gonzalez was Senior Vice President, Global Operations & Centers Expertise, Human Resources of Fluor Corporation, an engineering construction company. Dr. Suarez-Gonzalez began her career at Fluor Corporation in 1991, and during her 25 years with the company, she held various leadership positions across several business groups and functions including construction, marketing, sales, project engineering and human resources.
Vic Verma has served as our Executive Vice President, Chief Information Officer since February 2021 and had previously served as our Senior Vice President, Chief Information Officer from 2016 to February 2021. Before joining the Company, Mr. Verma served as Vice President of Global Infrastructure Operations at American Express, a multinational financial services company. Prior to that, Mr. Verma held several other leadership positions at American Express as well as Vice President, Division CIO and management consulting roles with GlaxoSmithKline, Bristol Myers Squibb and PricewaterhouseCoopers.
Gregory Yep has served as our Executive Vice President, Chief Research & Development, Global Integrated Solutions & Sustainability Officer since February 2021. From June 2016 to February 2021, he serves as our Executive Vice President, Chief Research & Development and Sustainability Officer. From January 2015 to June 2016, Dr. Yep was Senior Vice President of Research, Development & Applications with The Kerry Group, a taste and nutrition company. Prior to The Kerry Group, Dr. Yep was Senior Vice President of R&D at PepsiCo, a multinational food, snack and beverage corporation, and was Global Vice President, Application Technologies at Givaudan Flavors and Fragrances, a multinational manufacturer of flavors, fragrances and active cosmetic ingredients. Earlier in his career, Dr. Yep was at McCormick & Company, a flavor, seasonings and spices company, where he held executive roles of increasing responsibility in food science.
Michael DeVeau has served as our Senior Vice President, Chief Investor Relations & Communications Officer since February 2021 and had previously served as our Vice President, Investor Relations, Communications, and Chief of Staff from September 2014 to February 2021, as well as divisional Chief Financial Officer, Scent from 2018 to 2020 and head of Corporate Strategy from 2016 to 2018. Since joining the Company in 2009 as head of investor relations, Mr. DeVeau has held various roles of increasing scope and responsibility in communications, finance and strategy. Prior to joining the Company, he served in leadership positions in investor relations, finance and corporate development at PepsiCo, a multinational food, snack and beverage company. Mr. DeVeau began his career as an Equity Research Analyst at Citigroup Investment Research.
Etienne Laurent has served as Senior Vice President, Corporate Strategy & Cost Synergies since February 2021. From 2014 to February 2021, Mr. Laurent served as Divisional CFO for the N&B Business. Earlier, he held a variety of positions at DuPont’s predecessor or formerly affiliated companies, including EMEA regional CFO, Leader of Sourcing and Logistics for the EMEA region, and multiple roles in Treasury, Controllership, Audit and FP&A.
Greg Soutendijk has served as Senior Vice President, Commercial Excellence since February 2021. From 2015 to February 2021, Mr. Soutendijk was Senior Vice President, Corporate Development. Mr. Soutendijk joined the Company in The Netherlands as Vice President, Global Fragrance Ingredient Sales in 2006 and subsequently served as Regional General Manager for Fragrances, Greater Asia and Regional General Manager, Greater Asia. Earlier in his career, Mr. Soutendijk held various positions at IFF and Bush Boake Allen, a company acquired by IFF. Prior to joining IFF, Mr. Soutendijk worked in Investment Banking for Credit Suisse Group.

ITEM 1A.	RISK FACTORS.
Risk Factor Summary
The following summary highlights some of the principal risks that could adversely affect our business, financial condition or results of operations. This summary is not complete and the risks summarized below are not the only risks we face. These risks are discussed more fully further below in this section entitled “Risk Factors” in Item 1A. of this report. These risks include, but are not limited to, the following:
•The COVID-19 pandemic may materially and adversely impact our operations, financial condition, results of operations and cash flows.
•The integration of the N&B Business may present significant challenges, and we may not realize anticipated synergies and other benefits of the N&B Transaction.
•We have a substantial amount of indebtedness following the N&B Transaction, which could materially adversely affect our financial condition.
•We have incurred, and will incur, substantial direct and indirect costs as a result of the N&B Transaction.
•In connection with the N&B Transaction, we are required to abide by potentially significant restrictions which could limit our ability to undertake certain corporate actions (such as the issuance of common stock or the undertaking of a merger or consolidation) that otherwise could be advantageous.
•We may be unable to provide (or obtain from third-parties) the same types and level of services to the N&B Business that historically have been provided by DuPont, or may be unable to provide (or obtain) them at the same cost.
•Our business, financial condition and results of operations may be adversely affected if we cannot negotiate terms that are as favorable as those DuPont has received when we replace contracts after the closing of the N&B Transaction.
•Our success will also depend on relationships with third parties and our pre-existing customers and the pre-existing customers of the N&B Business, which relationships may be affected by customer or third-party preferences or public attitudes about the N&B Transaction. Any adverse changes in these relationships could adversely affect the our business, financial condition or results of operations.
•We may not realize all the synergies and other benefits anticipated from the Frutarom acquisition, which could adversely affect our business.
•If we are unable to successfully market to our expanded and diverse customer base, our operating results and future growth may be adversely affected.
•Failure to successfully establish and manage acquisitions, collaborations, joint ventures or partnerships could adversely affect our growth.
•Our business is highly competitive, and if we are unable to compete effectively our sales and results of operations will suffer.
•Our success depends on attracting and retaining talented people within our business. Significant shortfalls in recruitment or retention could adversely affect our ability to compete and achieve our strategic goals.
•A significant portion of our sales is generated from a limited number of large multi-national customers, which are currently under competitive pressures that may affect the demand for our products and profitability.
•We may not successfully develop and introduce new products that meet our customers’ needs, which may adversely affect our results of operations.
•Natural disasters, public health crises (such as the COVID-19 outbreak), international conflicts, terrorist acts, labor strikes, political crisis, accidents and other events could adversely affect our business and financial results by disrupting development, manufacturing, distribution or sale of our products.
•A disruption in our supply chain, including the inability to obtain ingredients and raw materials from third parties, could adversely affect our business and financial results.
•Volatility and increases in the price of raw materials, energy and transportation, including due to climate change, could harm our profits.
•A significant data breach or other disruption to our information technology systems could disrupt our operations, result in the loss of confidential information or personal data, and adversely impact our reputation, business or results of operations.

•We have made investments in and continue to expand our business into emerging markets, which exposes us to certain risks.
•The impact of currency fluctuation or devaluation in the international markets in which we operate may negatively affect our results of operations.
•International economic, political, legal, compliance and business factors could negatively affect our financial statements, operations and growth.
•Economic uncertainty may adversely affect demand for our products which may have a negative impact on our operating results and future growth.
•Increasing awareness of health and wellness are driving changes in the consumer products industry, and if we are unable to react in a timely and cost-effective manner, our results of operations and future growth may be adversely affected.
•We are subject to increasing customer, consumer and regulatory focus on sustainability issues, which may result in additional costs in order to meet new requirements or integrate the N&B Business and Frutarom with our sustainability practices.
•Our performance may be adversely impacted if we are not successful in managing our inventory and/or working capital balances.
•Any impairment of our tangible or intangible long-lived assets, including goodwill, may adversely impact our profitability.
•Our funding obligations for our pension and postretirement plans could adversely affect our earnings and cash flows.
•The expected phase out of the London Interbank Office Rate (“LIBOR”) could impact the interest rates paid on our variable rate indebtedness and cause our interest expense to increase.
•Our business may be negatively impacted as a result of the United Kingdom’s departure from the European Union.
•If we are unable to comply with regulatory requirements and industry standards, including those regarding product safety, quality, efficacy and environmental impact, we could incur significant costs and suffer reputational harm which could adversely affect results of operations.
•Failure to comply with environmental protection laws may cause us to close, relocate or operate one or more of our plants at reduced production levels, and expose us to civil or criminal liability, which could adversely affect our operating results and future growth.
•We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act or similar U.S. or foreign anti-bribery and anti-corruption laws and regulations in the jurisdictions in which we operate.
•Defects, quality issues, inadequate disclosure or misuse with respect to the products and capabilities could adversely affect our business, reputation and results of operations.
•Our ability to compete effectively depends on our ability to protect our intellectual property rights.
•Our results of operations may be negatively impacted by the outcome of uncertainties related to litigation.
•Changes in our tax rates, the adoption of new U.S. or international tax legislation, or changes in existing tax laws could expose us to additional tax liabilities that may affect our future results.
•The N&B Transaction could result in significant tax liability, and we may be obligated to indemnify DuPont for any such tax liability imposed on DuPont.
•If we fail to comply with data protection laws in the U.S. and abroad, we may be subject to fines, penalties and other costs.
Risk Factors
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

Risks Related to Our Business and Industry
The COVID-19 pandemic may materially and adversely impact our operations, financial condition, results of operations and cash flows.
COVID-19 was identified in China in late 2019 and since then has spread globally. Government authorities, including those in countries where we have manufacturing and other operations, have taken various measures to try to contain this spread, such as the closure of non-essential businesses, reduced travel, the closure of retail establishments, the promotion of social distancing and remote working policies where appropriate. These measures have impacted and may further impact our workforce and operations, and the operations of our customers, vendors and suppliers.
The COVID-19 pandemic has subjected our operations, financial condition and results of operations to a number of risks, including, but not limited to, those discussed below:
•Operations-related risks: Our manufacturing plants continue to operate world-wide in compliance with the orders and restrictions imposed by government authorities in each of our locations, and we are working with our customers to meet their specific shipment needs. Most plants have restored operations to historical levels, notwithstanding that certain restrictions imposed to ensure safe operations remain in place. In some instances, the N&B Business's manufacturing sites have reduced certain operations or furloughed employees in response to government measures, employee welfare concerns and the impact of COVID-19 on the global demand and supply chain. Some of our research and development and creative applications centers are operating on limited schedules or with a reduced workforce of essential employees as a result of certain safety measures implemented by us to limit the number of the on-site workforce.
Our ability to continue to supply our products is highly dependent on our ability to maintain the safety of our workforce. The ability of employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, and our operations and financial results may be negatively affected as a result. We have developed return-to-workplace protocols and mandatory site guidelines to continue to protect the health and safety of employees at each location and to promote an orderly and phased return for employees who have been working from home. While we are following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of our workforce, there can be no assurance that these measures will be successful, and to the extent that employees in our manufacturing or distribution centers contract COVID-19, we may be required to temporarily close those facilities, which may result in reduced production hours, more rigorous cleaning processes and other preventative and protective measures for employees. Workforce disruptions of this nature may significantly impact our ability to maintain our operations and may adversely impact our financial results.
Resolving such operational challenges has increased certain costs, such as labor, shipping, and cleaning, and the failure to resolve such challenges may result in our inability to deliver products to our customers and reduce sales.
•Supply chain-related risks: We have experienced some disruption, primarily regarding distribution of certain raw materials and transport logistics in markets where governments have implemented the strictest regulations. More significant disruptions may occur if the COVID-19 pandemic continues to impact markets around the world. In addition, as a result of disruptions or uncertainty relating to the Covid-19 pandemic, we are experiencing, and may continue to experience, increased costs, delays or limited availability related to raw materials, shipping and transportation resources, which has negatively impacted, and may continue to negatively impact, our margins and operating results.
•Customer-related risks: We are experiencing, and may continue to experience, changes in the demand and volume for certain of our products, including due to consumption or stocking behavior changes. For example, ingredients used in products sold mainly in retail outlets, such as fine fragrances or taste products used in retail food services, have seen a decrease in demand as these outlets have closed due to COVID-19 related restrictions. Similarly, the N&B Business experienced COVID-19 related declines in demand from food service distribution channels and for products for the oil and gas and select industrial end-markets, including for biorefinery and microbial control. In addition, we have received requests for extensions in payment terms from some customers in select markets whose products are experiencing reduced demand.
Although we do not currently anticipate any impairment charges related to COVID-19, the continuing effects of a prolonged pandemic could result in increased risk to us of asset write-downs and impairments, including, but not limited to, equity investments, goodwill and intangibles. Any of these events could potentially result in a material adverse impact on our business and results of operations.

•Integration execution risks: The travel and operational restrictions related to Covid-19 have changed the way we operate, interact and collaborate internally and externally. If these restrictions persist, they may impact our ability to prepare and implement detailed integration plans in connection with the N&B Business needed to achieve our revenue and cost synergy targets.
•Market-related risks: The funding obligations for our pension plans will be impacted by the performance of the financial markets, particularly the equity markets and interest rates. Lower interest rates and lower expected asset valuations and returns can materially impact the calculation of long-term liabilities such as pension liabilities. In addition, the volatility in financial and commodities markets may have adverse impacts on other asset valuations such as the value of the investment portfolios supporting pension obligations. If the financial markets do not provide the long-term returns that are expected, we could be required to make larger contributions.
In addition to the risks noted above, COVID-19 may also heighten other risks described herein, including, but not limited to, risks related to a decrease in global demand for consumer products, manufacturing disruptions, disruption or cost increases in the supply chain, price volatility for raw materials, level of indebtedness, currency fluctuations and impairment of long-lived assets. The magnitude of the impact of the COVID-19 pandemic, including the extent of its impact on our operating and financial results, will be determined by the length of time that the pandemic continues, and while government authorities’ measures relating to COVID-19 may be relaxed if and when COVID-19 abates, these measures may be reinstated as the pandemic continues to evolve. The scope and timing of any such reinstatements are difficult to predict and may materially impact our operations in the future. As COVID-19 continues to adversely impact the broader global economy, including negatively impacting economic growth and creating disruption and volatility in the global financial and capital markets, which increases the cost of capital and adversely impacts the availability of and access to capital, this could negatively affect our liquidity, which could in turn negatively affect our business, results of operations and financial condition. The COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks.
The integration of the N&B Business may present significant challenges, and we may not realize anticipated synergies and other benefits of the N&B Transaction.
The combination of large, diverse and independent businesses is complex, costly and time-consuming. Designing and building our combined operating models along with the necessary business processes, systems and infrastructure in connection with our combination with the N&B Business may divert significant management attention and resources and disrupt our legacy business. The failure to meet the challenges involved in integrating the businesses and to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, our business activities and could adversely affect our results of operations. The overall combination with the N&B Business may also result in material unanticipated problems, expenses, liabilities, competitive responses, employee turnover and loss of customer and other business relationships. The difficulties of integration include, among others:
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
•integrating and managing the expanded operations of a significantly larger and more complex company;
•contingent liabilities that are larger than expected; and
•potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the transaction.
Many of these factors are outside of our complete control and/or will be outside the control of the N&B Business, and any one of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially impact the business, financial condition and results of operations of our business. We bear full responsibility for any and all N&B liabilities and issues with N&B assets following the closing of the N&B Transaction even if related to a breach of a representation under the Merger Agreement. To the extent any such N&B liabilities are larger than anticipated, or an issue with an N&B asset prohibits the N&B Business from performing as planned, it could have an adverse impact on our business, results of operations and financial condition.

In addition, even if the operations of the N&B Business are integrated successfully, the full benefits of the transaction may not be realized, including, among others, the synergies, cost savings or revenue growth that are expected. These benefits may not be achieved within the anticipated time frame or at all. Further, additional unanticipated costs may be incurred in the integration of the N&B Business. All of these factors could cause dilution to our earnings per share, decrease or delay the projected accretive effect of the N&B Transaction, and negatively impact the price of IFF common stock following the N&B Transaction.
The substantial amount of indebtedness that we incurred in connection with the N&B Transaction could materially adversely affect our financial condition.
In connection with the N&B Transaction, our consolidated indebtedness and that of our subsidiaries include the indebtedness incurred by N&B in the debt financings completed prior to the N&B Transaction, increasing our indebtedness by $7.5 billion. As of December 31, 2020, our total debt consisted of $4.4 billion. Despite our level of indebtedness, we expect to continue to have the ability to borrow additional debt.
There may be circumstances in which required payments of principal and/or interest on our debt could adversely affect our cash flows, our operating results or our ability to return capital to our shareholders. Furthermore, our degree of leverage could adversely affect our future credit ratings. If we are unable to maintain or improve our current investment grade rating, it could adversely affect our future cost of funding, liquidity and access to capital markets. In addition, our current level of leverage could increase our vulnerability to sustained, adverse macroeconomic weakness, limit our ability to obtain further financing, and our ability to pursue certain operational and strategic opportunities, including large acquisitions. Our level of indebtedness as well as our failure to comply with covenants under our debt instruments, could adversely affect our business, results of operation and financial condition or our ability to return capital to our shareholders and the additional debt instruments may subject us to additional covenants.
We have incurred, and will incur, substantial direct and indirect costs as a result of the N&B Transaction.
We have incurred, and will incur, substantial expenses or required investments in connection with and as a result of completing the N&B Transaction, including financial advisory, legal, accounting, consulting and other integration related advisory fees and expenses, regulatory filings and filing and printing fees.
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
In connection with the N&B Transaction, we are required to abide by potentially significant restrictions which could limit our ability to undertake certain corporate actions (such as the issuance of common stock or the undertaking of a merger or consolidation) that otherwise could be advantageous.
During the two year period following the closing of the N&B Transaction, we and our respective subsidiaries are generally prohibited from taking certain actions that could cause certain aspects of the N&B Transaction and certain historic transactions undertaken by DuPont to fail to qualify as tax-free transactions unless we receive either (i) an opinion of counsel or (ii) a ruling from the IRS or other applicable tax authority, in either case acceptable to DuPont (in DuPont’s discretion), to the effect that such action or actions will not cause a relevant transaction to fail to qualify as a tax-free transaction. These restrictions may limit our ability to pursue certain strategic transactions or engage in other transactions, including using IFF common stock to make acquisitions and in connection with equity capital market transactions or disposing of certain businesses that might increase the value of our business.
We may be unable to provide (or obtain from third-parties) the same types and level of services to the N&B Business that historically have been provided by DuPont, or may be unable to provide (or obtain) them at the same cost.
As part of DuPont, the N&B Business received services from DuPont. Following the N&B Transaction, we will need to replace these services either by providing them internally from our existing services or by obtaining them from unaffiliated third parties. These services include certain corporate level functions of which the effective and appropriate performance is critical to our operations following the N&B Transaction. While DuPont will provide certain services on a transitional basis pursuant to the transition services agreements entered into in connection with the N&B Transaction, the duration of such services is generally limited to no longer than three years from the date of the separation of DuPont and the N&B Business for information technology services and no longer than two years from the date of the separation of DuPont and the N&B Business for all other services. We may be unable to replace these services in a timely manner or on terms and conditions as favorable as those the N&B Business previously received from DuPont. The costs for these services could in the aggregate be higher than the combination of our current costs and those reflected in the historical financial statements of the N&B Business. If we are not able to replace the services provided by DuPont or we are unable to replace them at the same cost or is delayed in replacing the services provided by DuPont, our results of operations may be materially adversely impacted.
Our business, financial condition and results of operations may be adversely affected following the N&B Transaction if we cannot negotiate terms that are as favorable as those DuPont has received when we replace contracts after the closing of the N&B Transaction.
As a part of DuPont, the N&B Business has been able to benefit from DuPont’s financial strength, extensive business relationships and purchasing power. Following the N&B Transaction, we will not be able to leverage DuPont’s financial strength, may not have access to all of DuPont’s extensive business relationships and may not have purchasing power similar to what the N&B Business benefited from by being a part of DuPont prior to the N&B Transaction. It is therefore possible, whether as a result of routine renegotiations of terms in the ordinary course of business, or as part of a request for a renewal, replacement, or amendment of a contract, that we may not be able to negotiate terms as favorable as those DuPont has received and in the aggregate it is possible that the loss or renegotiation of contracts in connection with the foregoing could adversely affect our business, financial condition and results of operations following the closing of the N&B Transactions by increasing costs or decreasing revenues.
Our success will also depend on relationships with third parties and our pre-existing customers and the pre-existing customers of the N&B Business, which relationships may be affected by customer or third-party preferences or public attitudes about the N&B Transaction. Any adverse changes in these relationships could adversely affect our business, financial condition or results of operations.
Our success will depend on the ability to maintain, renew and grow our relationships with pre-existing customers, suppliers and other third parties of ours and of the N&B Business, and our ability to establish new relationships. There can be no assurance that our business will be able to maintain and renew pre-existing contracts and other business relationships or enter into or maintain new contracts and other business relationships, on acceptable terms, if at all. The failure to maintain important business relationships could have a material adverse effect on our business, financial condition or results of operations.
We may not realize all the synergies and other benefits anticipated from the Frutarom acquisition, which could adversely affect our business.
The full benefits of the Frutarom acquisition depend on the continuing realization of cost synergies through global footprint optimization across manufacturing, the realization of procurement synergies, organizational and operational efficiencies in overhead expenses, as well as revenue growth and synergies by leveraging customer relationships across a much broader customer base and cross-selling legacy IFF and Frutarom capabilities. These benefits and the expected revenue growth may not be achieved within the anticipated time frame or at all. Further, additional unanticipated costs may be incurred as we continue to work towards achieving the full cost and revenue synergies. If the anticipated benefits from the Frutarom acquisition are not fully realized, or take longer to realize than expected, the value of our common stock, revenues, levels of expenses and results of operations may be adversely affected.
If we are unable to successfully market to our expanded and diverse customer base, our operating results and future growth may be adversely affected.
As a result of our acquisition of Frutarom and the N&B Transaction, the number of our customers significantly increased and became more diverse. Our historical customer base was primarily comprised of large and medium-sized food, beverage and consumer products companies. Based on 2020 sales, we had approximately 33,000 customers, approximately 65% of which are small and mid-sized companies. Following the N&B Transaction, our customer base has further increased significantly. This substantial increase in and diversity of our customer base requires us to adjust, among other things, our product development, manufacturing, distribution, marketing, customer relationship and sales strategy as well as adapt corporate, information technology, finance and administrative infrastructures to support different go-to-market models. We may experience difficulty managing the growth of a portfolio of customers that is more diverse in terms of its geographical presence as well as with respect to the types of services they require and the infrastructure required to deliver our products. If we are unable to successfully gain market share or maintain our relationships with these customers, our future growth could be adversely affected.
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
The markets in which we compete are highly competitive. We face vigorous competition from companies throughout the world, including multi-national and specialized companies active in flavors, fragrances, enzymes, pharmaceutical excipients, nutrition and specialty ingredients, as well as consumer product companies which may develop their own flavors, fragrances or ingredients. In the flavors industry, we also face increasing competition from ingredient suppliers that have expanded their portfolios to include flavor offerings. Some of our competitors specialize in one or more of our product sub-segments, while others participate in many of our product sub-segments. In addition, some of our global competitors may have more resources than we do or may have proprietary products that could permit them to respond to changing business and economic conditions more effectively than we can. Consolidation of or partnerships among our competitors may exacerbate these risks.
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
Competition in our business is based, among other things, on innovation, product quality, regulatory compliance, pricing, quality of customer service, the support provided by marketing and application groups, and understanding of consumers. It is difficult for us to predict the timing, scale and success of our competitors’ actions in these areas. In particular, the discovery and development of new products, protection of our intellectual property and development and retention of key employees are critical to our ability to effectively compete in our business. Advancement in technologies have also enhanced the ability of our competitors to develop substitutable products. Increased competition by existing or future competitors, including aggressive price competition, could result in the loss of sales, reduced pricing and margin pressure and could adversely impact our sales and profitability.
Failing to identify and make capital expenditures to achieve growth opportunities, being unable to make new concepts scalable, or failing to effectively and timely reinvest in our business operations, could result in the loss of competitive position and adversely affect our financial condition or results of operations.
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
Competition for employees can be intense and if we are unable to successfully integrate, motivate and reward the acquired Frutarom employees, employees from the N&B Business or our current employees in our combined company, we may not be able to retain them. If we are unable to retain these employees or attract new employees in the future, our ability to effectively compete with our competitors and to grow our business could be adversely affected.
A significant portion of our sales is generated from a limited number of large multi-national customers, which are currently under competitive pressures that may affect the demand for our products and profitability.
During 2020, our 25 largest customers, each of which was a multi-national consumer products company, collectively accounted for 39% of our sales in the aggregate. Large multi-national customers’ market share, especially in the consumer product industry, continues to be pressured by new smaller companies and specialty players that cater to or are more adept at adjusting to the latest consumer trends, including towards natural products and clean labels, changes in the retail landscape (including e-commerce and consolidation), and increased competition from private labels, which have resulted and may continue to result in decreased demand for our products by such multi-national customers and volume erosion, especially in our Taste business. Furthermore, consolidations amongst our customers have resulted in larger and more sophisticated customers with greater buying power and additional negotiating strength. If such trends continue, our sales could be adversely impacted if we are not able to replace these sales.
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
Our ability to differentiate ourselves and deliver growth largely depends on our ability to successfully develop and introduce new products and product improvements that meet our customers’ needs, and ultimately appeal to consumers. Innovation is a key element of our ability to develop and introduce new products. We cannot be certain that we will be successful in achieving our innovation goals, such as the development of new molecules, new and expanded delivery systems and other technologies. We currently spend approximately 7.0% of our sales on research and development; however, this investment level may vary in the future if available resources to invest in research and development are limited due to our ongoing integration and restructuring efforts. Our research and development investments may only generate future revenues to the extent that we are able to develop products that meet our customers’ specifications, are at an acceptable cost and achieve acceptance by the targeted consumer market. Furthermore, there may be significant lag times from the time we incur research and development costs to the time that these research and development costs may result in increased revenue. Consequently, even when we “win” a project, our ability to generate revenues as a result of these investments is subject to numerous customer, economic and other risks that are outside of our control, including delays by our customers in the launch of a new product, the level of promotional support for the launch, poor performance of our third-party vendors, anticipated sales by our customers not being realized or changes in market preferences or demands, or disruptive innovations by competitors.
Natural disasters, public health crises (such as the COVID-19), international conflicts, terrorist acts, labor strikes, political crisis, accidents and other events could adversely affect our business and financial results by disrupting development, manufacturing, distribution or sale of our products.
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
For example, in December 2019, there was an outbreak of a novel strain of coronavirus (COVID-19) in Wuhan, China that has since spread to other regions in China and the rest of the world. As a result of restrictions imposed by governments to contain the outbreak, a portion of our manufacturing plants and offices were required to close. The outbreak may result in additional or more extensive travel restrictions, closures, disruptions of businesses or facilities in affected regions around the world or lead to social, economic, political or labor instability in the affected areas may impact our, our suppliers’ or our customers’ operations. The outbreak may adversely affect our financial condition and results of operations. At this point, the extent of such impact is uncertain.
A disruption in our supply chain, including the inability to obtain ingredients and raw materials from third parties, could adversely affect our business and financial results.
In connection with our manufacture of our fragrance and flavor products, we often rely on third party suppliers for ingredients and raw materials that are integral to our manufacture of such compounds. In addition, with the N&B Transaction, we significantly increased our natural products and, as a result, the percentage of our ingredients that are natural or crop-related has increased. Our purchases of raw materials are subject to fluctuations in market price and availability caused by weather conditions, climate change, as further discussed below, market conditions, governmental actions and other factors beyond our control affecting us and/or our suppliers. Import alerts or specific country regulations may impair or delay our ability to obtain sufficient quantity of certain ingredients, raw materials and naturals at the relevant manufacturing facility. In addition, our ingredient or raw material suppliers, similar to us, are subject to risks, as applicable, inherent in agriculture, manufacturing and distribution on a global scale, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in supply chain or information systems, disruption or loss of key research or manufacturing sites, product quality control, safety and environmental compliance issues, licensing requirements and other regulatory issues, as well as natural disasters, global or local health crisis, international conflicts, terrorist acts and other external factors over which they have no control. For example, as a result of the outbreak of COVID-19, the ability of our suppliers and vendors to provide products and services to us may be impaired or delayed. These suppliers also could become insolvent or experience other financial distress. For example, in 2017, a fire at the manufacturing facility of BASF Group (“BASF”), one of our suppliers, caused them to declare a force majeure and has resulted in industry disruption due to the lack of availability of certain ingredients used in many fragrance compounds.
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
We use many different raw materials for our business, particularly natural products, including essential oils, extracts and concentrates derived from fruits, vegetables, flowers, woods and other botanicals, animal products, raw fruits, organic chemicals and petroleum-based chemicals, as well as, in connection with the N&B Business, gelatin, glycols, cellulose processed grains (including dextrose and glucose), guar, locust bean gum, organic vegetable oils, peels, saccharides, seaweed, soybeans, and sugars and yeasts. We have experienced price volatility with respect to raw materials. For example, there has been industry-wide price volatility of certain ingredients used in fragrance compounds due to the BASF incident. In 2019 and 2020, we experienced increases in the prices of certain naturals. In addition, in connection with the outbreak of COVID-19, we may experience price volatility of certain raw materials as a result of restrictions on travel and movement and other measures enacted by countries around the world to contain the spread of COVID-19.
Natural products represent approximately sixty percent of our raw material spend, and we expect such volatility to continue in the near future. In addition, because we offer a substantial number of natural product offerings and often rely on a limited number of suppliers for certain products, this risk may be exacerbated. There is growing evidence that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather and precipitation patterns, growing and harvesting conditions, and the frequency and severity of extreme weather and natural disasters, such as floods, wildfires, droughts and water scarcity. To the extent such climate change effects have a negative impact on crop size and quality, it could impact the availability and pricing of these natural products. If we are unable to increase the prices to our customers of our products to offset raw material and other input cost increases, or if we are unable to achieve cost savings to offset such cost increases, we could fail to meet our cost expectations and our profits and operating results could be adversely affected. Increases in prices of our products to customers may lead to declines in sales volumes, and we may not be able to accurately predict the volume impact of price increases, which could adversely affect our financial condition and results of operations.
Similarly, synthetic commodities dependent on oil feedstock are affected by climate policies and energy production restrictions and pricing. Energy prices are subject to significant volatility caused by, among other things, market fluctuations, supply and demand prices are subject to significant volatility caused by, among other things, market fluctuations, supply and demand, currency fluctuations, production and transportation disruptions, climate change and weather conditions, and other world events. As we source many of our raw materials globally to help ensure quality control, if the cost of energy, shipping or transportation increases and we are unable to, timely and fully, pass along these costs to our customers, our profit margins would be adversely affected. In connection with our combination with the N&B Business, a majority of the revenue generated by N&B Business’s former Pharma Solutions segment, and to a lesser extent, the N&B’s former Food & Beverage and Health & Biosciences segments, is pursuant to contracts which are subject to renewal annually or allow price to be adjusted annually under certain circumstances, including changes in raw material costs. Furthermore, increasing our prices to our customers could result in long-term sales declines or loss of market share if our customers find alternative suppliers or choose to reformulate their consumer products to use fewer ingredients, which could have an adverse long-term impact on our results of operations. Our ability to price our products competitively to timely reflect volatility in prices of raw material and ingredients is critical to maintain and grow our sales. To mitigate our sourcing risk, we maintain strategic stock levels for critical items. However, if we do not accurately estimate the amount of raw materials that will be used for the geographic region in which we will need these materials or competitively price our products, our margins could be adversely affected.
A significant data breach or other disruption to our information technology systems could disrupt our operations, result in the loss of confidential information or personal data, and adversely impact our reputation, business or results of operations.
We rely on information technology systems, including some managed by third-party providers, to conduct business and support our business processes, including those relating to product formulas, product development, manufacturing, sales, order and invoice processing, production, distribution, internal communications and communications with third parties throughout the world, processing transactions, summarizing and reporting results of operations, complying with regulatory, tax or legal requirements, and collecting and storing customer, supplier, employee and other stakeholder information. Cyber security incidents, data breaches and operational disruptions are constantly evolving, becoming more sophisticated and are conducted by groups and individuals with a wide range of expertise and motives, including foreign governments, cyber terrorists, cyber criminals and malicious employees and other insiders and outsiders. We and our third-party providers are subject to risks posed by such incidents, which can take many forms, including code anomalies, “Acts of God,” data leakage, hardware or software failures, human error, cyber extortion, password theft or introduction of viruses, malware, and ransomware, including through phishing emails.
A disruption to our information technology systems could result in the loss of confidential business, customer, supplier or employee information, litigation or fines and may require substantial investigations, repairs or replacements, or impact our ability to summarize and report financial results in a timely manner, resulting in significant financial, legal, and relational costs and potentially harming our reputation and adversely impacting our operations, customer service and results of operations. As we work on upgrading and integrating N&B’s and Frutarom’s systems, these risks may be exacerbated. Additionally, a security or data breach could require us to devote significant management and financial resources to address the problems created, and, as a result of the private rights of action provided for under the EU’s General Data Protection Regulation (the “GDPR”), the California Consumer Privacy Act (the “CCPA”) and other laws relating to data protection and privacy in other jurisdictions, in the event of such breaches, additional private litigation against us may result. These types of adverse impacts could also occur in the event the confidentiality, integrity or availability of company, customer, supplier or employee information are compromised due to a data loss by us or a trusted third party. We or the third parties with which we share information may not discover any such incidents and loss of information for a significant period of time after the incident occurs. In addition, as a result of COVID-19, we are facing increased operational challenges as we take measures to support and protect employee health and safety, including implementing work-from-home policies for employees. In particular, our remote work arrangements, coupled with stay-at-home orders, may pose challenges for our employees and our IT systems and extended periods of remote work arrangements could introduce operational risk, including cybersecurity and IT systems management risks. Although we have developed systems and processes that are designed to protect our data and customer data and to prevent data loss and other security breaches and expect to continue to expend additional resources to bolster these protections, these security measures cannot provide absolute security and we may be unable to detect or prevent a breach or disruption in the future. Additionally, while we have insurance coverage designed to address certain aspects of cyber risks in place, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.
We have made investments in and continue to expand our business into emerging markets, which exposes us to certain risks.
As part of our growth strategy, we have increased our presence in emerging markets by expanding our manufacturing presence, sales organization and product offerings in these markets, and we expect to continue to expand our business in these markets. With our acquisition of Frutarom in 2018 and the closing of the N&B Transaction in February 2021, each of which also had a significant presence in emerging markets, our business in these markets has meaningfully grown. In addition to the currency and international risks described below, our operations in these markets may be subject to a variety of other risks. Emerging markets typically have a consumer base with limited or fluctuating disposable income and customer demand in these markets may fluctuate accordingly. As a result, decrease in customer demand in emerging markets may have an adverse effect on our ability to execute our growth strategy.
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
International economic, political, legal, compliance and business factors could negatively affect our financial statements, operations and growth.
We operate on a global basis, with manufacturing and sales facilities in or supply arrangements with companies based in the U.S., Europe, Africa, the Middle East, Latin America, and Greater Asia. During 2020, approximately 80% of our combined net sales were to customers outside the U.S. and we intend to continue expansion of our international operations. As a result, our business is increasingly exposed to risks inherent in international operations. These risks, which can vary substantially by location, include the following:
•governmental laws, regulations and policies adopted to manage national economic and macroeconomic conditions, such as increases in taxes, austerity measures that may impact consumer spending, monetary policies that may impact inflation rates, employment regulations, currency fluctuations or controls and sustainability of resources;
•changes in environmental, health and safety regulations, such as regulations related to biodiversity or the continued implementation and evolution of the European Union’s REACH regulations and similar regulations that are being evaluated and adopted in other markets, and the burdens and costs of our compliance with such regulations which may differ significantly across jurisdictions;
•increased environmental, health and safety regulations or the loss of necessary environmental permits in certain countries;
•increased product labeling and ingredient prohibitions in specific markets that may impact consumer preference products costs and/or customer acceptance;
•the imposition of or changes in customs, tariffs, quotas, trade barriers, other trade protection measures, import or export licensing requirements, and sanctions on trade with certain countries, imposed by the U.S. or other countries, which could adversely affect our cost or ability to import raw materials or export our products to surrounding markets;
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

•natural disasters, global or local health crisis, pandemics (such as the COVID-19 pandemic), epidemics or international conflicts, including terrorist acts, political crisis, national and regional labor strikes in the countries in which we operate, which could endanger our personnel, interrupt our operations or adversely affect the demand for our products, the results of certain regions or our global supply chain; or
•the risks of operating in developing or emerging markets in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations and the enforceability of contract rights and intellectual property rights.
The occurrence of any one or more of these factors could increase our costs and adversely affect our results of operations.
Economic uncertainty may adversely affect demand for our products which may have a negative impact on our operating results and future growth.
Our products are a subset of a wide assortment of global consumer products throughout the world. Historically, demand for consumer products using our products, such as flavors and fragrance compounds and ingredients, was stimulated and broadened by changing social habits and consumer needs, population growth, an expanding global middle-class and general economic growth, especially in emerging markets. However, impacts of the ongoing COVID-19 pandemic have resulted in increased volatility and economic uncertainty, and may lead to significant negative impacts on consumer spending, demand for our products, the ability for our customers to pay or our suppliers to supply, our financial condition and the financial condition of our suppliers or customers. It is currently anticipated that these challenging economic uncertainties will continue to affect certain of our markets during 2021 which could adversely affect our sales, profitability and overall operating results. Even prior to COVID-19, the global economy had experienced significant recessionary pressures and declines in consumer confidence and economic growth. The predictions surrounding the global recessionary economic environment has, and may in the near future, increase unemployment and underemployment, decrease salaries and wage rates, increase inflation or result in other market-wide cost pressures that will adversely affect demand for consumer products in both developed and emerging markets. In addition, growth rates in the emerging markets have moderated from previous levels. Reduced consumer spending may cause changes in our customer orders including reduced demand for our flavors and fragrances compounds or ingredients, or order cancellations. The timing of placing of orders and the amounts of these orders are generally at our customers’ discretion. Customers may cancel, reduce or postpone orders with us on relatively short notice. Significant cancellations, reductions or delays in orders by customers could affect our quarterly results.
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
We are subject to increasing customer, consumer, shareholder and regulatory focus on sustainability, which may result in additional costs in order to meet new requirements or integrate the N&B Business and Frutarom with our sustainability practices.
Federal, state, local and foreign governments, our customers and consumers are becoming increasingly sensitive to environmental and other sustainability issues. In response, we have committed to a sustainability strategy through which we continue to assess our combined environmental footprint following the N&B Transaction and the Frutarom acquisition, with the intent of identifying synergies, gaps and opportunities in our sustainability efforts.
As part of our assessment so far, we have been upgrading Frutarom’s sustainability practices to better align them to our legacy IFF practices and we have begun integrating the N&B Business’ practices, both of which may require significant costs and time to implement. Our assessment may reveal additional gaps between the N&B Business or Frutarom operations on the one hand and our sustainability practices and goals on the other hand, which may require significant costs to remedy.

Despite our efforts, the increased focus on sustainability may result in new regulations and customer requirements that could affect us. These could cause us to incur additional direct costs or to make changes to our operations in order to comply with any new regulations and customer requirements. We could also lose revenue if our customers divert business from us because we have not complied with their sustainability requirements or if we are not successful in integrating N&B Business’ and Frutarom’s sustainability metrics. These potential costs, changes and loss of revenue could have a material adverse effect on our business, results of operations and financial condition.
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
As a result of our recent acquisitions, including the 2018 acquisition of Frutarom, as of December 31, 2020, we had recorded approximately $8.3 billion of intangible assets and goodwill, including $4.3 billion of goodwill associated with the acquisition of Frutarom. The N&B Transaction will add approximately $20.5 billion of goodwill and other intangible assets to IFF’s consolidated balance sheet. Our results of operations and financial position in future periods could be negatively impacted should future impairments of our long-lived assets, including intangible assets or goodwill occur.
At least annually, we assess both goodwill and indefinite-lived intangible assets for impairment. We test for impairment by comparing the estimated fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, we record an impairment charge based on the difference of the two. Intangible assets with finite lives are also tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Such events and changes in circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections (for example due to regulatory or industry changes), our inability to recognize the anticipated benefits of acquisitions, unexpected business disruptions (for example due to a natural disaster, public health crises, such as pandemics or epidemics or loss of a customer, supplier, or other significant business relationship), acts by governments and courts, operating results falling short of projections, or significant adverse changes in the markets in which we operate.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of reporting units requires us to make assumptions and estimates regarding our business performance, future plans, future annual net cash flows, income tax considerations, discount rates, growth rates, and based on industry, economic, regulatory conditions and other market factors. Moreover, management will make significant accounting judgments and estimates for the application of acquisition accounting under GAAP, and the underlying valuation models. IFF’s business, operating results and financial condition could be materially and adversely impacted in future periods if IFF’s accounting judgments and estimates related to these models prove to be inaccurate.
To the extent any of our acquisitions, including the acquisitions of Frutarom and the N&B Business, do not perform as anticipated and our underlying assumptions and estimates related to their fair value determination are not met, whether due to internal or external factors, the value of such assets may be negatively affected and we may be required to record impairment charges.

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
The expected phase out of the London Interbank Office Rate (“LIBOR”) could impact the interest rates paid on our variable rate indebtedness and cause our interest expense to increase.
In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. Currently there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. Borrowings under our revolving credit and term loan facilities are at variable interest rates based on LIBOR. Although our revolving credit and term loan facilities include mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate in place of LIBOR, no assurance can be made that such alternative rate will perform in a manner similar to LIBOR and may result in interest rates that are higher or lower than those that would have resulted had LIBOR remained in effect.
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
Risks Related to Legal and Regulatory Considerations
If we are unable to comply with regulatory requirements and industry standards, including those regarding product safety, quality, efficacy and environmental impact, we could incur significant costs and suffer reputational harm which could adversely affect results of operations.
The development, manufacture and sale of our products are subject to various regulatory requirements in each of the countries in which our products are developed, manufactured and sold. In addition, we are subject to product safety and compliance requirements established by governments, non-governmental organizations, including industry or similar oversight bodies, or contractually by our customers, including requirements concerning product safety, quality and efficacy, environmental impacts (including packaging, energy and water use and waste management) and other sustainability or similar issues. Changes to regulations or the implementation of additional regulations, especially in certain highly regulated markets served by us following the N&B Transaction, such as regulatory modernization of food safety laws and evolving standards and regulations affecting pharmaceutical excipients, microbials, or in reaction to new or next-generation technologies, including advances in protein engineering, gene editing and gene mapping, or novel uses of existing technologies has required and may in the future require us to reduce or remove certain ingredients, substances or processing aids from the product portfolio and may result in significant costs or capital expenditures or require changes in business practice that could result in reduced margins or profitability. We use a variety of strategies, methodologies and tools to minimize the likelihood of product or process non-

compliance with these regulations and standards by (i) monitoring regulatory developments and current product standards, (ii) assessing relative risks in our supply chain, (iii) monitoring internal and external performance and (iv) testing raw materials and finished goods. As concerns regarding safety, quality and environmental impact become more pressing, we may see new, more restrictive regulations adopted that impact our products. For example, the European Chemicals Agency has proposed that the European Commission adopt a ban on microplastics, including those found in personal care items, detergents and cosmetics, to reduce plastics pollution. If this ban is adopted, we will be required to modify our products and/or innovate new solutions to replace microplastics in our products. If we are unable to adapt to these new regulations or standards in a cost effective and timely manner, we may lose business to competitors who are able to provide compliant products.
Gaps in our operational processes or those of our suppliers or distributors can result in products that do not meet our quality control or industry standards or fail to comply with the relevant regulatory requirements, which in turn can result in finished consumer goods that do not comply with applicable standards and requirements. Products that are mislabeled, contaminated or damaged could result in a regulatory non-compliance event or even a product recall by the FDA or a similar foreign agency. Our contracts often require us to indemnify our customers for the costs associated with a product non-compliance event, including penalties, costs and settlements arising from litigation, remediation costs or loss of sales. As our flavors and fragrance compounds and ingredients and our nutrition and health, food and beverage and pharma offerings are used in many products intended for human use or consumption, these consequences would be exacerbated if we or our customer did not identify the defect before the product reaches the consumer and there was a resulting impact at the consumer level. Such a result could lead to potentially large-scale adverse publicity, negative effects on consumer’s health, recalls and potential litigation, fines, penalties, sanctions or other regulatory actions. In addition, if we do not have adequate insurance or contractual indemnification from suppliers or other third parties, or if insurance or indemnification is not available, the liability relating to product or possible third-party claims arising from mislabeled, contaminated or damaged products could adversely affect our business, financial condition or results of operations. Furthermore, adverse publicity about our products, or our customers’ products that contain our ingredients, including concerns about product safety or similar issues, whether real or perceived, could harm our reputation and result in an immediate adverse effect on our sales and customer relationships, as well as require us to utilize significant resources to rebuild our reputation.
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

We operate or may pursue opportunities in some jurisdictions, such as China, India, Brazil, Russia and Africa, that pose potentially elevated risks of fraud or corruption or increased risk of internal control issues. In certain jurisdictions, compliance with anti-bribery laws may conflict with local customs and practices. From time to time, we have conducted and will conduct internal investigations of the relevant facts and circumstances, control testing and compliance reviews, and take remedial actions, when appropriate, to help ensure that we are in compliance with applicable corruption and similar laws and regulations. For example, in August 2019, during the integration of Frutarom, we were made aware of allegations that two Frutarom businesses operating principally in Russia and Ukraine made certain improper payments, including to representatives of a number of customers. Our investigation substantiated the allegations that improper payments to representatives of customers were made and that key members of Frutarom’s senior management at the time were aware of such payments. We did not uncover any evidence suggesting that such payments had any connection to the U.S. In addition, Frutarom grew through rapid acquisition and, as part of our integration efforts, we have implemented our anti- corruption and similar policies throughout a number of those acquired companies, many of which were not previously subject to these U.S. laws.
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
Defects, quality issues, inadequate disclosure or misuse with respect to the products and capabilities could adversely affect our business, reputation and results of operations.
Defects in, misuse of, quality issues with respect to or inadequate disclosure of risks relating to our products, could lead to lost profits and other economic damage, property damage, personal injury or other liability resulting in third-party claims, criminal liability, significant costs, damage to our reputation and loss of business. Any of these factors could adversely affect our business, financial condition and our results of operations.
Our ability to compete effectively depends on our ability to protect our intellectual property rights.
We rely on patents, trademarks, copyrights and trade secrets to protect our intellectual property rights. We often rely on trade secrets to protect our proprietary fragrance and flavor formulations, as well as our manufacturing processes, extract methodologies, and processes for our nutrition, natural colors for food and natural antioxidants for food protection, as this does not require us to publicly file information regarding our intellectual property. From time to time, a third party may claim that we have infringed upon or misappropriated their intellectual property rights, or a third party may infringe upon or misappropriate our intellectual property rights. We could incur significant costs in connection with legal actions to assert our intellectual property rights against third parties or to defend ourselves from third-party assertions of invalidity, infringement, misappropriation or other claims. Any settlement or adverse judgment resulting from such litigation could require us to obtain a license to continue to use the intellectual property rights that are the subject of the claim, or otherwise restrict or prohibit our use of such intellectual property rights. Any required licensing fees may not be available to us on acceptable terms, if at all. For those intellectual property rights that are protected as trade secrets, this litigation could result in even higher costs, and potentially the loss of certain rights, since we would not have a perfected intellectual property right that precludes others from making, using or selling our products or processes. The ongoing trend among our customers towards more transparent labeling could further diminish our ability to effectively protect our proprietary flavor formulations.
We vigilantly protect our intellectual property rights, including trade secrets. We have designed and implemented internal controls intended to restrict access to and distribution of our respective intellectual property. Despite these precautions, our intellectual property is vulnerable to unauthorized access through employee error or actions, theft and cybersecurity incidents, and other security breaches. Protecting intellectual property related to biotechnology is particularly challenging because theft is difficult to detect and biotechnology can be self-replicating. Accordingly, the impact of such theft can be significant.
For intellectual property rights that we seek to protect through patents, we cannot be certain that these rights, if obtained, will not later be opposed, invalidated, or circumvented. In addition, even if such rights are obtained in the U.S., the laws of some of the other countries in which our products are or may be sold do not protect intellectual property rights to the same extent as the laws of the US. If other parties were to infringe on our intellectual property rights, or if our intellectual property rights were the subject of unauthorized access leading to competitive pressure or if a third party successfully asserted that we had infringed on their intellectual property rights, it could materially and adversely affect our future results of operations by, among other things, (i) being required to cease production and marketing or reducing the price that we could obtain in the marketplace for products which are based on such rights, (ii) increasing the royalty or other fees that we may be required to pay in connection with such rights, (iii) limiting the volume, if any, of such products that we can sell or (iv) resulting in significant litigation costs and potential liability.
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
As a result of the N&B Transaction and the Frutarom acquisition, we assumed legal or environmental claims, regulatory investigations, and litigation, including product liability, patent infringement, commercial litigation and other actions, and we may become involved in additional actions in the future arising from the acquired operations. Specifically, as the N&B Business and Frutarom had a significant number of facilities located globally and a large number of customers, our exposure to legal claims, regulatory and environmental investigations and litigation may increase. This could result in an increase in our cost for defense or settlement of claims or indemnification obligations if we were to be found liable in excess of our historical experience.
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
We are subject to the continual examination of our income tax returns by the Internal Revenue Service, state tax authorities and foreign tax authorities in those countries in which we operate, and we may be subject to assessments or audits in the future in any of the countries in which we operate. The final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals, and while we do not believe the results that follow would have a material adverse effect on our financial condition, such results could have a material effect on our income tax provision, net income or cash flows in the period or periods in which that determination is made.
In addition, a number of international legislative and regulatory bodies have proposed legislation and begun investigations of the tax practices of multi-national companies and, in the European Union, the tax policies of certain European Union member states. One of these efforts has been led by the Organization for Economic Co-operation and Development, an international association of 34 countries including the U.S., which has finalized recommendations to revise corporate tax, transfer pricing, and tax treaty provisions in member countries. Since 2013, the European Commission (“EC”) has been investigating tax rulings granted by tax authorities in a number of European Union member states with respect to specific multi-national corporations to determine whether such rulings comply with European Union rules on state aid, as well as more recent investigations of the tax regimes of certain European Union member states. Under European Union law, selective tax advantages for particular taxpayers that are not sufficiently grounded in economic realities may constitute impermissible state aid. If the EC determines that a tax ruling or tax regime violates the state aid restrictions, the tax authorities of the affected European Union member state may be required to collect back taxes for the period of time covered by the ruling. In late 2015 and early 2016, the EC declared that tax rulings, related to other companies, by tax authorities in Luxembourg, the Netherlands and Belgium did not comply with the European Union state aid restrictions. If the EC or tax authorities in other jurisdictions were to successfully challenge tax rulings applicable to us in any of the member states in which we are subject to taxation or our internal intercompany arrangements, we could be exposed to increased tax liabilities.
In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revised the U.S. tax code effective January 1, 2018 by, among other things, lowering the corporate income tax rate from a top marginal rate of 35% to a flat 21%, limiting deductibility of interest expense and performance based incentive compensation, transitioning to a territorial system and creating new taxes associated with global operations. The Tax Act impacted our consolidated results of operations during 2020 and is expected to continue to impact our consolidated results of operations in future periods. In future periods, we expect that our effective tax rate will be impacted by the lower U.S. corporate tax rate that will initially be offset by the elimination of the deductibility of performance-based incentive compensation, and other provisions of the Tax Act that may impact us prospectively. However, the ultimate impact of the Tax Act will depend on additional regulatory or accounting guidance that may be issued with respect to the Tax Act and any operating and structural changes that we may undertake to permit us to benefit from the new, lower U.S. tax rate prospectively. This could adversely affect our results of operations.
The N&B Transaction could result in significant tax liability, and we may be obligated to indemnify DuPont for any such tax liability imposed on DuPont.
The completion of the N&B Transaction was conditioned upon the receipt by DuPont of an opinion that the transaction generally will qualify as a tax-free reorganization. The tax opinion was based upon various factual representations and assumptions, as well as certain undertakings made by DuPont, us and N&B. If any of those factual representations or assumptions were untrue or incomplete in any material respect, any undertaking was or is not complied with, or the facts upon which the opinion was based are materially different from the facts at the closing of the N&B Transaction, the transaction may not qualify (in whole or part) for tax-free treatment.
The N&B spin-off and certain aspects of the pre-spin-off internal reorganizations to form N&B could be taxable to DuPont if N&B or we were to engage in a “Spinco Tainting Act” (as defined in the Tax Matters Agreement, by and among DuPont, N&B and IFF, a form of which is attached to IFF’s registration statement on Form S-4 (Registration Number 333-238072)). A Spinco Tainting Act is generally any action (or inaction) within our control or under the control of N&B or their affiliates, any event involving our common stock or the common stock of N&B or any assets of N&B or its subsidiaries, or any breach by N&B or any of its subsidiaries of any factual representations, assumptions, or undertakings made by it, in each case, that would affect the non-recognition treatment of the spin-off and internal reorganizations for U.S. federal income tax purposes, as described above. Under the Tax Matters Agreement, we and N&B will be required to indemnify DuPont for any taxes resulting from a Spinco Tainting Act. If we or N&B were required to indemnify DuPont pursuant to the Tax Matters Agreement as described above, this indemnification obligation may be substantial and could have a material adverse effect on us, including with respect to its financial condition and results of operations.
If we fail to comply with data protection laws in the U.S. and abroad, we may be subject to fines, penalties and other costs.
Legal requirements relating to the collection, storage, handling, use, disclosure, transfer, and security of personal data continue to evolve, and regulatory scrutiny in this area is increasing around the world. This regulatory environment is increasingly challenging and may present material obligations and risks to our business, including significantly expanded compliance burdens, restrictions on transfer of personal data, costs and enforcement risks. For example, the European Union’s GDPR, which became effective in May 2018, greatly increases the jurisdictional reach of EU law and adds a broad array of requirements related to personal data, including individual notice and opt-out preferences, restrictions on and requirements for transfer of personal data and the public disclosure of significant data breaches. Additionally, violations of the GDPR can result in fines of as much as 4% of a company’s annual revenue. Other governments have enacted or are enacting similar data protection laws, including data localization laws that require data to stay within their borders. All of these evolving compliance and operational requirements, restrictions on use of personal data, as well as the uncertain interpretation and enforcement of laws, impose significant costs and regulatory risks that are likely to increase over time. Our failure to comply with these evolving regulations could expose us to fines, sanctions, penalties and other costs that could harm our reputation and adversely impact our financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
IFF principal properties as of December 31, 2020, are as follows:

Location	Operation
United States
Carrollton, TX(1)	Production of flavor compounds; flavor laboratories.
Hazlet, NJ	Production of fragrance compounds.
Jacksonville, FL	Production of fragrance ingredients.
New York, NY(1)	Fragrance laboratories; corporate headquarters.
South Brunswick, NJ(1)	Production of flavor compounds and ingredients; flavor laboratories.
Holmdel, NJ(1)	Research and development center.
Union Beach, NJ	Research and development center.
Philadelphia, PA	Production of flavor compounds; flavor laboratories.
France
Neuilly(1)	Fragrance laboratories.
Grasse	Production of fragrance compounds and cosmetic ingredients.
Great Britain
Haverhill	Production of flavor compounds and ingredients, and fragrance ingredients; flavor laboratories.
Netherlands
Hilversum	Flavor and fragrance laboratories.
Tilburg	Production of flavor compounds and ingredients, and fragrance compounds.
Spain
Benicarló	Production of fragrance ingredients.
Argentina
Garin	Production of flavor and fragrance compounds; flavor and fragrance laboratories.
Brazil
Rio de Janeiro	Production of fragrance compounds.
Taubate	Production of flavor compounds and ingredients.
Mexico
Tlalnepantla	Production of flavor and fragrance compounds; flavor and fragrance laboratories.
India
Mumbai(2)	Flavor and fragrance laboratories.
Sri City	Production of flavor and fragrance compounds and laboratories.
Australia
Dandenong	Production of flavor compounds and flavor ingredients.
China
Guangzhou(2)	Production of fragrance compounds and flavor compounds.
Shanghai(1)(2)	Flavor and fragrance laboratories.
Zhangjiagang(2)	Production of flavor compounds.
Yungpu(2)	Production of flavor compounds.
Jiande(2)	Production of fragrance ingredients.
Indonesia
Jakarta	Production of flavor compounds and ingredients; flavor and fragrance laboratories.
Thailand
Bangkok(1)	Production of savory solutions.
Japan

Location	Operation
Gotemba	Production of flavor compounds.
Singapore
Jurong(1)	Production of flavor and fragrance compounds.
Science Park(1)	Flavor and fragrance laboratories.
Turkey
Gebze(1)	Production of flavor compounds.
Slovenia
Skofja(1)	Production of flavor, food systems and savory powders.
Israel
Kibbutz Givat-Oz(1)(3)	Production of fragrance ingredients.
Midgal H'aemeq(1)	Production of health products.
Haifa(1)	Production of flavor compounds.
Russia
Moscow(1)	Production of savory solutions.
Germany
Stadthagen	Production of health products.
Emmerich	Production of food systems.
Sittensen	Production of savory solutions.
Freilassing	Production of savory solutions.
_______________________
(1)Leased.
(2)Land is leased and building, machinery and equipment are owned.
(3)We have a 93.4% interest in the subsidiary company that owns this facility.
The IFF principal executive offices and New York laboratory facilities are located at 521 West 57th Street, New York City.
The N&B Business’s corporate headquarters is currently located in Wilmington, Delaware. Its manufacturing, processing, marketing and research and development facilities, as well as regional purchasing offices and distribution centers, are located throughout the world.
The N&B Business’s manufacturing sites, innovation centers and principal offices are located worldwide with about 20 sites in Asia Pacific, 47 in Europe, Africa and Middle East, 13 in Latin America and 25 in the United States and Canada.
Our principal sites include facilities which, in the opinion of its management, are suitable and adequate for their use and have sufficient capacity for its current business needs and expected near-term growth.

ITEM 3.	LEGAL PROCEEDINGS.
We are subject to various claims and legal actions in the ordinary course of our business.
Litigation Matters
On August 12, 2019, Marc Jansen filed a putative securities class action against IFF, its Chairman and CEO, and its then-CFO, in the United States District Court for the Southern District of New York. The lawsuit was filed after IFF disclosed that preliminary results of investigations indicated that Frutarom businesses operating principally in Russia and Ukraine had made improper payments to representatives of customers. On December 26, 2019, the Court appointed a group of six investment funds as lead plaintiff and Pomerantz LLP as lead counsel. On March 16, 2020, lead plaintiff filed an amended complaint, which added Frutarom and certain former officers of Frutarom as defendants. The amended complaint alleges, among other things, that defendants made materially false and misleading statements or omissions concerning IFF’s acquisition of Frutarom, the integration of the two companies, and the companies’ financial reporting and results. The amended complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and under the Israeli Securities Act-1968, against all defendants, and under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants, on behalf of a putative class of persons and entities who purchased or otherwise acquired IFF securities on the New York Stock Exchange between May 7, 2018 and August 12, 2019 and persons and entities who purchased or otherwise acquired IFF securities on the Tel Aviv Stock Exchange between October 9, 2018 and August 12, 2019. The amended complaint seeks an award of unspecified compensatory damages, costs, and expenses. IFF, its officers, and Frutarom filed a motion to dismiss the case on June 26, 2020.
Two motions to approve securities class actions were filed in the Tel Aviv District Court, Israel, in August 2019, similarly alleging, among other things, false and misleading statements largely in connection with IFF’s acquisition of Frutarom and the above-mentioned improper payments. One motion ("Borg") asserts claims under the U.S. federal securities laws against IFF, its Chairman and CEO, and its former CFO. On November 8, 2020, IFF and its officers filed their response to the Borg motion. The other motion ("Oman") (following an initial amendment) asserted claims under the Israeli Securities Act-1968 against IFF, its Chairman and CEO, and its former CFO, and against Frutarom and certain former Frutarom officers and directors, as well as claims under the Israeli Companies Act-1999 against certain former Frutarom officers and directors. On October 4, 2020, the Oman plaintiff filed a motion to remove IFF and its officers from the motion and to add factual allegations from the U.S. amended complaint. Responses to the motion to amend the Oman motion were filed during November 2020. The court granted the motion to amend the Oman motion on February 17, 2021.
On October 29, 2019, IFF and Frutarom filed a claim in the Tel Aviv District Court, Israel, against Ori Yehudai, the former President and CEO of Frutarom, and against certain former directors of Frutarom, challenging the bonus of US $20 million granted to Yehudai in 2018. IFF and Frutarom allege, among other things, that Yehudai was not entitled to receive the bonus because he breached his fiduciary duty by, among other things, knowing of the above-mentioned improper payments and failing to prevent them from being made. The parties agreed, pursuant to the court’s recommendation, to attempt to resolve the dispute through mediation, which is still ongoing, during which the proceedings relating to this claim are stayed.
On March 11, 2020, an IFF shareholder filed a motion to approve a class action in Israel against, among others, Frutarom, Yehudai, and Frutarom’s former board of directors, alleging that former minority shareholders of Frutarom were harmed as a result of the US $20 million bonus paid to Yehudai. The parties to this motion agreed to attempt to resolve the dispute through mediation to take place regarding the aforesaid claim against Yehudai, which as noted is still ongoing, during which the proceedings relating to this motion are stayed.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information.
Our common stock is principally traded on the New York Stock Exchange under the ticker symbol "IFF".
Approximate Number of Equity Security Holders.

Title of Class	Number of shareholders of record as of February 15, 2021
Common stock, par value 12 1/2¢ per share	3,865

Issuer Purchases of Equity Securities.
None.

Performance Graph.
The following graph compares a shareholder’s cumulative total return for the last five fiscal years as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500 Index; and (iii) a customized Peer Group. The graph is based on historical stock prices and measures total shareholder return, which takes into account both changes in stock price and dividends. The total return assumes that dividends were reinvested daily and is based on a $100 investment on December 31, 2015.

$250
$200
$150
$100
$50
Total Shareholder Return
203.04
171.49
176.63
160.68
132.49
136.40
130.42
119.12
117.10
126.10
126.26
111.96
100.40
100.00
100.00
105.87
100.00
101.48
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Annual Index
International Flavors & Fragrances
S&P 500 Index
Peer Group

SOURCE: S&P Capital IQ
Due to the international scope and breadth of our business, we believe that a Peer Group comprising international public companies, which are representative of the customer group to which we sell our products, is the most appropriate group against which to compare shareholder returns. See the table below for the list of companies included in our Peer Group.

Peer Group Companies
Campbell Soup Company	Kellogg Company
Church & Dwight Co., Inc.	The Estée Lauder Companies Inc.
The Clorox Company	McCormick & Company, Incorporated
The Coca-Cola Company	McDonald’s Corporation
Colgate-Palmolive Company	Nestle SA
Conagra Brands, Inc.	PepsiCo, Inc.
Edgewell Personal Care Company(1)	The Procter & Gamble Company
General Mills, Inc.	Unilever N.V.
The Hershey Company	YUM! Brands, Inc.
Hormel Foods Corporation	Symrise AG
Givaudan SA

(1)Edgewell Personal Care has been included starting from July 1, 2015 when it spun off from Energizer Holdings.

ITEM 6.	SELECTED FINANCIAL DATA.
INTERNATIONAL FLAVORS & FRAGRANCES INC.
QUARTERLY FINANCIAL DATA
(UNAUDITED)
This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year Ended December 31, 2020
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net Sales	$1,347,317	$1,198,773	$1,268,076	$1,270,073	$5,084,239
Gross Profit*	565,867	481,842	524,427	513,730	2,085,866
Income before taxes	153,508	103,065	105,500	79,298	441,371
Net income	127,211	87,366	86,231	66,564	367,372
Net income attributable to IFF stockholders*	124,607	86,204	84,828	67,589	363,228
Net income per share — basic*	1.16	0.75	0.76	0.57	3.25
Net income per share — diluted*	1.15	0.74	0.75	0.57	3.21

	Fiscal Year Ended December 31, 2019
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net Sales	$1,297,402	$1,291,568	$1,267,345	$1,283,769	$5,140,084
Gross Profit*	531,259	546,239	533,088	502,162	2,112,748
Income before taxes	134,576	169,481	156,866	96,529	557,452
Net income	111,214	138,869	129,807	80,378	460,268
Net income attributable to IFF stockholders*	108,829	136,377	127,124	83,543	455,873
Net income per share — basic*	0.97	1.21	1.15	0.71	4.05
Net income per share — diluted*	0.96	1.20	1.13	0.70	4.00
 _______________________
*The key variances quarter-over-quarter relate to the volume of restructuring, acquisition and integration related charges which are included in the total of Non-GAAP adjustments. Refer to the Non-GAAP reconciliation in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(UNLESS INDICATED OTHERWISE, DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Overview
Company Background
We are a leading innovator of sensory, food & beverage, pharmaceutical, health & wellness, home & personal care integrated solutions and ingredients that move the world. Our creative capabilities, global footprint, regulatory and technological know-how provide us a competitive advantage in meeting the demands of our global, regional and local customers around the world.
Beginning in the first quarter of fiscal year 2020, we operated our business across two segments: Taste and Scent. Following the recent closing of the N&B Transaction, our business is organized in four business segments: Nourish, Scent, Health & Biosciences and Pharma Solutions.
As a leading creator of flavor offerings, we help our customers deliver on the promise of delicious and healthy foods and drinks that appeal to consumers. While we are a global leader, our Taste business operates regionally in nature, with different formulas that reflect local taste preferences. Consequently, we manage our Taste business geographically, creating products in our regional creative centers which allows us to satisfy local taste preferences, while also helping to ensure regulatory compliance and production standards.
Our global Scent business creates fragrance compounds and fragrance ingredients that are integral elements in the world’s finest perfumes and best-known household and personal care products. We believe our unique portfolio of natural and synthetic ingredients, global footprint, innovative technologies and know-how, deep consumer insight and customer intimacy make us a market leader in scent products.
Impact of COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Various policies and initiatives have been implemented around the world to reduce the global transmission of COVID-19, including the closure of non-essential businesses, reduced travel, the closure of retail establishments, the promotion of social distancing and remote working policies where appropriate. IFF has been designated an essential business in most locations given that both its Taste and Scent products are used in the manufacture of food products as well as the manufacture of a range of cleaning and hygiene products. Accordingly, although there continue to be minor disruptions, all of IFF’s manufacturing facilities remain open and continue to manufacture products.
The COVID-19 pandemic remains a serious threat to the health of the world's population and certain countries and regions continue to suffer from outbreaks or have seen a recurrence of infections. Accordingly, the Company continues to take the threat from COVID-19 seriously even as the adverse financial impact of COVID-19 on the Company has lessened.
For 2020, revenue was largely flat but this overall performance reflected strength in Consumer Fragrances, offset by declines in Fine Fragrances and most Taste categories, especially those in the food service area. The impact that COVID-19 will have on our consolidated results of operations in 2021 remains uncertain. Based on the length and severity of COVID-19, we experience continued volatility as a result of retail and travel, consumer shopping and consumption behavior. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.
Although IFF does not currently anticipate any impairment charges related to COVID-19, the continuing effects of a prolonged pandemic could result in increased risk of asset write-downs and impairments, including, but not limited to, equity investments, goodwill and intangibles. Any of these events could potentially result in a material adverse impact on IFF’s business and results of operations.
Transaction with Nutrition & Biosciences, Inc.
On February 1, 2021, pursuant to the Merger Agreement with DuPont, a wholly owned subsidiary of IFF merged with and into the N&B Business. The shares issued in the Merger represented approximately 55.4% of the common stock of IFF on a fully diluted basis, after giving effect to the Merger, as of February 1, 2021. The N&B Business is an innovation-driven and customer-focused business that provides solutions for the global food and beverage, dietary supplements, home and personal care, energy, animal nutrition and pharma markets. The transaction was made in order to strengthen IFF's customer base and market presence, with an enhanced position in the food & beverage, home & personal care and health & wellness markets. See Note 3 to the Consolidated Financial Statements for additional information relating to the N&B Transaction.

2020 Financial Performance Overview
For a reconciliation between reported and adjusted figures, please refer to the "Non-GAAP Financial Measures" section.
Sales
Sales in 2020 decreased 1% on a reported basis and were flat on a currency neutral basis (which excludes the effects of changes in currency by restating exchange ratios in effect for the current year based on the currency of the underlying transaction). Scent sales increased 2% on a reported basis and 3% on a currency neutral basis. Taste sales decreased 3% on a reported basis and 2% on a currency neutral basis. The change in consolidated reported and currency neutral sales was driven by strength in Consumer Fragrances and a slight increase in Fragrance Ingredients, offset by volume reductions in most Taste product categories and Fine Fragrances. The year-on-year declines in sales of many product categories was partially due to travel and shelter-in-place restrictions, in certain regions, as a result of COVID-19. The additional week of sales, or a 53rd week, in 2019 also contributed to the year-on-year decline in sales.
Exchange rate variations had an unfavorable impact on net sales for 2020 of approximately 1%. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies.
Our 25 largest customers accounted for approximately 39% of total sales in 2020. In 2020, no customer accounted for more than 10% of sales. A key factor for commercial success is our inclusion on strategic customers’ core supplier lists, which provides opportunities to expand and win new business. We are on the core supplier lists of a large majority of our global and strategic customers within Taste and Scent.
Gross Margin
Gross margin decreased to 41.0% in 2020 from 41.1% in 2019, principally driven by unfavorable price versus input costs and mix and sales volume reductions on existing business due, principally, to COVID-19, largely offset by the impact of productivity, integration and cross selling initiatives.
Operating profit
Operating profit decreased $98.8 million to $566.5 million (11.1% of sales) in 2020 compared to $665.3 million (12.9% of sales) in 2019. Foreign currency had a 2% unfavorable impact on operating profit in both the 2020 and 2019 periods. Adjusted operating profit was $729.7 million (14.4% of sales) for 2020, a decrease from $793.1 million (15.4% of sales) for 2019, principally driven by unfavorable price versus input costs and mix and sales volume reductions on existing business due, principally, to COVID-19, partially offset by the impact of productivity, integration and cross selling initiatives.

Results of Operations

	Year Ended December 31,			Change
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Net sales	$5,084,239	$5,140,084	$3,977,539	(1.1)%		29.2%
Cost of goods sold	2,998,373	3,027,336	2,294,832	(1.0)%		31.9%
Gross profit	2,085,866	2,112,748	1,682,707
Research and development (R&D) expenses	356,863	346,128	311,583	3.1%		11.1%
Selling and administrative (S&A) expenses	948,833	876,121	707,461	8.3%		23.8%
Restructuring and other charges, net	17,295	29,765	5,079	(41.9)%		NMF
Amortization of acquisition-related intangibles	192,607	193,097	75,879	(0.3)%		154.5%
Losses (gains) on sale of fixed assets	3,784	2,367	(1,177)	59.9%		NMF
Operating profit	566,484	665,270	583,882
Interest expense	131,802	138,221	132,558	(4.6)%		4.3%
Loss on extinguishment of debt	—	—	38,810	—%		(100.0)%
Other income, net	(6,689)	(30,403)	(35,243)	(78.0)%		(13.7)%
Income before taxes	441,371	557,452	447,757
Taxes on income	73,999	97,184	107,976	(23.9)%		(10.0)%
Net income	$367,372	$460,268	$339,781
Net income attributable to noncontrolling interest	4,144	4,395	2,479	(5.7)%		77.3%
Net income attributable to IFF stockholders	363,228	455,873	337,302
Net income per share — diluted	$3.21	$4.00	$3.79	(19.8)%		5.5%
Gross margin	41.0%	41.1%	42.3%	(10)	bps	(120)	bps
R&D as a percentage of sales	7.0%	6.7%	7.8%	30	bps	(110)	bps
S&A as a percentage of sales	18.7%	17.0%	17.8%	170	bps	(80)	bps
Operating margin	11.1%	12.9%	14.7%	(180)	bps	(180)	bps
Adjusted operating margin	14.4%	15.4%	17.0%	(100)	bps	(160)	bps
Effective tax rate	16.8%	17.4%	24.1%	(60)	bps	NMF
Segment net sales
Taste	$3,109,781	$3,200,520	$2,091,635	(2.8)%		53.0%
Scent	1,974,458	1,939,564	1,885,904	1.8%		2.8%
Consolidated	$5,084,239	$5,140,084	$3,977,539
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
2020 IN COMPARISON TO 2019
Sales
Sales for 2020 totaled $5.1 billion, which decreased 1% on a reported basis and flat on a currency neutral basis as compared to the prior year. Sales performance for the Scent segment reflected growth in Consumer Fragrances and a slight increase in Fragrance Ingredients, offset by declines in Fine Fragrances through the first nine months of 2020. In the fourth quarter of 2020, Fine Fragrances saw a slight increase in sales when compared to the comparable period of the prior year. Sales performance for the Taste segment reflected reduced sales in most Taste categories, especially those related to retail food services.

Sales performance by segment was as follows:

	% Change in Sales - 2020 vs. 2019
	Reported	Currency Neutral(1)
Taste	-3%	-2%
Scent	2%	3%
Total	-1%	—%
_______________________
(1)Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2020 period.
Taste Sales
Taste sales in 2020 decreased 3% on a reported basis and 2% on a currency neutral basis versus the prior year period. Performance was primarily driven by sales declines in all regions, except North America, primarily from volume reductions due to reduced consumer demand, principally related to the COVID-19 pandemic, partially offset by new win performances (net of losses).
Scent Sales
Scent sales in 2020 increased 2% on a reported basis and 3% on a currency neutral basis. Sales growth in the Scent business unit was led by Consumer Fragrances, primarily driven by new win performances (net of losses) and volume increases in most product offerings, such as fabric and home care items, to support consumer demand related to the COVID-19 pandemic. Fragrance Ingredients also contributed to a slight increase in the growth of the Scent business unit, primarily driven by volume increases, offset by price reductions. Performance in the Scent business unit was offset by Fine Fragrances through the first nine months of 2020, primarily driven by volume reductions caused by the disruption of consumer access to retail markets due to COVID-19. However, in the fourth quarter of 2020, Fine Fragrances sales grew slightly compared to the fourth quarter of 2019, primarily driven by new win performances (net of losses), offset by volume reductions.
Cost of Goods Sold
Cost of goods sold, as a percentage of sales, increased to 59.0% in 2020 compared to 58.9% in 2019.
Research and Development (R&D)
Overall R&D expenses, as a percentage of sales, increased to 7.0% in 2020 compared to 6.7% in 2019.
Selling and Administrative (S&A)
S&A expenses increased $72.7 million to $948.8 million, or 18.7% as a percentage of sales, in 2020 compared to $876.1 million, or 17.0% as a percentage of sales, in 2019. Adjusted S&A expense increased by $19.8 million to $808.7 million (15.9% as a percentage of sales) in 2020 compared to $788.9 million (15.3% as a percentage of sales) in 2019. The increase in S&A expenses was due to higher employee related expenses (including bonuses to essential workers in 2020) and incentive compensation.
Restructuring and Other Charges
Restructuring and other charges decreased to $17.3 million in 2020 compared to $29.8 million in 2019 primarily driven by the decrease in costs related to the 2019 Severance Plan (see Note 2 for additional information).
Amortization of Acquisition-Related Intangibles
Amortization expenses decreased to $192.6 million in 2020 compared to $193.1 million in 2019.
Operating Results by Business Unit
We evaluate the performance of business units based on segment profit which is defined as operating profit before Restructuring and other charges, net, Global expenses (as discussed in Note 15 to the Consolidated Financial Statements) and certain non-recurring items, net, Interest expense, Other (income) expense, net and Taxes on income. See Note 15 to the Consolidated Financial Statements for the reconciliation to Income before taxes.

	For the Year Ended December 31,
(DOLLARS IN THOUSANDS)	2020	2019
Segment profit:
Taste	$436,387	$482,394
Scent	357,281	349,445
Global Expenses	(63,982)	(38,759)
Operational Improvement Initiatives	—	(2,267)
Frutarom Integration Related Costs	(9,849)	(55,160)
Restructuring and Other Charges, net	(17,295)	(29,765)
Losses on Sales of Assets	(3,784)	(2,367)
Employee Separation Costs	(2,813)	—
FDA Mandated Product Recall	—	(250)
Frutarom Acquisition Related Costs	(1,465)	(5,940)
Compliance Review & Legal Defense Costs	(3,278)	(11,314)
N&B Transaction Related Costs	(28,100)	(20,747)
N&B Integration Related Costs	(96,618)	—
Operating Profit	$566,484	$665,270
Profit margin
Taste	14.0%	15.1%
Scent	18.1%	18.0%
Consolidated	11.1%	12.9%
Taste Segment Profit
Taste segment profit decreased $46.0 million to $436.4 million (14.0% of segment sales) in 2020 from $482.4 million (15.1% of segment sales) in the comparable 2019 period. The decrease principally reflected volume reductions on existing business and unfavorable price versus input costs and mix, partially offset by new win performances (net of losses), integration, cross selling and productivity initiatives.
Scent Segment Profit
Scent segment profit increased $7.8 million to $357.3 million (18.1% of segment sales) in 2020, compared to $349.4 million (18.0% of segment sales) reported in 2019. The increase in segment profit principally reflected the impact of new win performances (net of losses) and productivity initiatives, partially offset by unfavorable price versus input costs and mix.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In 2020, global expenses were $64.0 million compared to $38.8 million during 2019. The increase was principally driven by higher incentive compensation expense in 2020 and lower gains from our currency hedging program.
Interest Expense
In 2020, interest expense decreased $6.4 million to $131.8 million, compared to $138.2 million in 2019. This decrease was primarily driven by repayments on the 2018 Term Loan Facility and TEUs. Average cost of debt was 3.0% for the 2020 and 2019 periods.
Other Income, Net
Other income, net, decreased approximately $23.7 million to $6.7 million of income in 2020 versus $30.4 million of income in 2019. The decrease was primarily driven by foreign exchange losses.
Income Taxes
The effective tax rate was 16.8% in 2020 as compared to 17.4% in 2019. The year-over-year decrease was largely due to a more favorable mix of earnings and lower repatriation costs, partially offset by loss provisions and the cost of global intangible low-taxed income ("GILTI").

Excluding the $32.8 million tax benefit associated with the pre-tax Frutarom integration related costs, restructuring and other charges, net, losses on sale of assets, employee separation costs, a pension settlement, Frutarom acquisition related costs, compliance review & legal defense costs, N&B transaction related costs and N&B integration related costs, the adjusted effective tax rate for 2020 was 17.5%. For 2019, the adjusted effective tax rate was 18.1% excluding the $26.2 million tax benefit associated with the pre-tax operational improvement initiatives, Frutarom integration related costs, restructuring and other charges, net, losses on sale of assets, FDA mandated product recall, Frutarom acquisition related costs, compliance review & legal defense costs and N&B transaction related costs. The year-over-year decrease was largely due to a more favorable mix of earnings and lower repatriation costs, partially offset by loss provisions and the cost of GILTI.
2019 IN COMPARISON TO 2018
For a comparison of our results of operations for the fiscal years ended December 31, 2019 and December 31, 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Exhibit 99.1 to our Form 8-K for the fiscal year ended December 31, 2019, filed with the SEC on June 18, 2020.

Liquidity and Capital Resources
Cash and Cash Equivalents
We had cash and cash equivalents of $649.5 million at December 31, 2020 compared to $606.8 million at December 31, 2019 and of this balance, a portion was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate cash from our non-U.S. subsidiaries to fund financial obligations in the U.S. As we repatriate these funds to the U.S. we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of December 31, 2020, we have a deferred tax liability of $47.1 million for the effect of repatriating the funds to the U.S.
Restricted Cash
As discussed in Note 1 to the Consolidated Financial Statements, restricted cash relates to amounts escrowed for various items including for payments to be made to former Frutarom option holders and for acquisition related payments. At December 31, 2020 we had a balance of $10.3 million (of which $7.3 million is included in Current Assets and $3.0 million is included in Other Assets) compared to $17.1 million at December 31, 2019.
Cash Flows from Operating Activities
Operating cash flows in 2020 were $714.1 million compared to $699.0 million in 2019 and $437.6 million in 2018. The increase in operating cash flows from 2019 to 2020 was principally driven by changes primarily related to accounts receivable, inventories, incentive compensation and accrued expenses, largely offset by lower cash earnings in the current year. The increase in operating cash flows from 2018 to 2019 was principally driven by higher earnings from inclusion of our Frutarom acquisition and lower net working capital primarily related to accounts receivable.
Working capital (current assets less current liabilities) totaled $1.2 billion at year-end 2020 compared to $1.4 billion at year-end 2019.
We have various factoring agreements in the U.S. and The Netherlands under which we can factor up to approximately $100 million in receivables with a financial institution. Additionally, we maintain factoring programs that are sponsored by certain customers. Under all of the arrangements, we sell the receivables on a non-recourse basis to unrelated financial institutions and account for the transactions as a sale of receivables. The applicable receivables are removed from our Consolidated Balance Sheet when the cash proceeds are received.
As of December 31, 2020, 2019 and 2018, we had sold receivables pursuant to these factoring programs of approximately $248.8 million, $205.7 million and $168.3 million, respectively. Participation in the various programs increased cash provided by operations by approximately $43.1 million, $37.7 million and $13.6 million in 2020, 2019 and 2018, respectively. The cost of participating in these programs was approximately $4.4 million, $7.1 million, and $3.4 million in 2020, 2019, and 2018, respectively (see Note 1 for additional information).
Cash Flows Used in Investing Activities
Net investing activities in 2020 utilized $187.5 million compared to $225.9 million and $5.0 billion in 2019 and 2018, respectively. The decrease in cash paid for investing activities from 2019 to 2020 was primarily driven by lower payments for acquisitions and lower spending on property, plant and equipment, partially offset by lower proceeds from disposal of assets in 2020 and cash paid on settlement of derivative instruments in 2020 versus proceeds in 2019. The decrease in cash paid for investing activities from 2018 to 2019 was primarily driven by higher payments for acquisitions in 2018. In 2019, we acquired certain companies as described in Note 3 for approximately $49.1 million, net of cash acquired. In 2018, we acquired Frutarom for approximately $7.0 billion (net of cash acquired) of which $4.9 billion was paid in cash.
Additions to property, plant and equipment were $191.8 million, $236.0 million and $170.1 million in 2020, 2019 and 2018, respectively (net of grants and other reimbursements from government authorities). These investments largely arise from our ongoing focus to align our manufacturing facilities with customer demand, primarily in emerging markets, and new technology consistent with our strategy.
In light of the COVID-19 pandemic, we have evaluated and re-prioritized our capital projects. We expect that capital spending in 2021 will be approximately 4.5% of sales (net of potential grants and other reimbursements from government authorities).
Frutarom Integration Initiative
We expect to achieve $145 million of synergy targets, with total savings in line with our original expectations. See Note 2 for additional information related to the Frutarom Integration Initiative.
Cash Flows Used in Financing Activities
Net cash used in financing activities in 2020 was $511.6 million, compared to $505.1 million in 2019 and cash provided by financing activities of $4.9 billion in 2018, respectively. The slight increase in 2020 versus 2019 was principally driven by higher repayments of debt and higher dividend payments, largely offset by cash proceeds from issuance of new long-term debt in the current year. The decrease in 2019 versus 2018 was principally driven by Frutarom related financing activities in 2018, partially offset by higher dividend payments in 2019.
At December 31, 2020 and 2019, we had approximately $4.4 billion of debt outstanding.
We paid dividends totaling $322.6 million, $313.5 million and $230.2 million in 2020, 2019 and 2018, respectively. The cash dividend declared per share in 2020, 2019 and 2018 was $3.04, $2.96 and $2.84, respectively.
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
Transaction with Nutrition & Biosciences, Inc.
On February 1, 2021 (the "Closing Date"), we completed the transaction with DuPont de Nemours, Inc. ("DuPont") to acquire its nutrition and biosciences business (the "N&B Business") which had been transferred to Nutrition & Biosciences, Inc., a Delaware corporation and wholly owned subsidiary of DuPont ("N&B") in a Reverse Morris Trust transaction. The N&B Business is an innovation-driven and customer-focused business that provides solutions for the global food and beverage, dietary supplements, home and personal care, energy, animal nutrition and pharma markets. We acquired 100% interest of N&B pursuant to definitive agreements, including an Agreement and Plan of Merger (the "Merger Agreement") entered into on December 15, 2019. The transaction was made in order to strengthen our customer base and market presence, with an enhanced position in the food & beverage, home & personal care and health & wellness markets.
A wholly owned subsidiary of IFF merged with and into N&B in exchange for 141,740,461 shares of IFF common stock, par value $0.125 per share (“IFF Common Stock”) (collectively, the “N&B Transaction”), which had been approved in the special shareholder meeting that occurred on August 27, 2020 where IFF shareholders voted to approve the issuance of shares of IFF common stock in connection with the N&B Transaction pursuant to the Merger Agreement. In connection with the N&B Transaction, DuPont received a one-time $7.3 billion special cash payment (the “Special Cash Payment”). The shares issued in the Merger represented approximately 55.4% of the common stock of IFF on a fully diluted basis, after giving effect to the Merger, as of February 1, 2021 (see Note 3 for additional information).

Revolving Credit Facility and Term Loan Facilities
The Credit Agreements contain various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including the requirement for us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to Consolidated EBITDA in respect of the previous 12-month period. Effective in the fourth quarter of 2020, the maximum permitted ratio of net debt to Consolidated EBITDA under the Credit Agreements is 4.0 to 1.0 through the end of 2020, with step-downs over time. On and after the Closing Date of the N&B Transaction, the Company’s maximum permitted ratio of net debt to Consolidated EBITDA under the Credit Agreements is 4.75 to 1.0, stepping down to 3.50 to 1.0 over time (with a step-up if the Company consummates certain qualified acquisitions).
As of December 31, 2020, we had no outstanding borrowings under our Revolving Credit Facility, $240 million outstanding under the 2018 Term Loan Facility and $200 million outstanding in borrowings under the 2022 Term Loan Facility. The amount that we are able to draw down under the Revolving Credit Facility is limited by financial covenants as described below and in Note 9. As of December 31, 2020, our borrowing capacity was approximately $627 million under the Revolving Credit Facility.
See Note 9 to the Consolidated Financial Statements for further information on our Credit Agreements.
Debt Covenants
At December 31, 2020 and 2019 we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At December 31, 2020 our Net Debt/adjusted EBITDA(1) ratio was 3.43 to 1 as defined by our Credit Agreements, well below the maximum levels in the financial covenants in our existing outstanding credit facilities.
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

(DOLLARS IN MILLIONS)	Year Ended December 31, 2020
Net income	$363.2
Interest expense	131.8
Income taxes	74.0
Depreciation and amortization	325.4
Specified items(1)	163.7
Non-cash items(2)	39.6
Adjusted EBITDA	$1,097.7
_______________________
(1)Specified items for the 12 months ended December 31, 2020 of $163.7 million consist of Frutarom integration related costs, restructuring and other charges, net, losses (gains) on sale of assets, employee separation costs, pension settlement, Frutarom acquisition related costs, compliance review & legal defense costs, N&B transaction related costs and N&B integration related costs.
(2)Non-cash items represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including stock-based compensation and gain on sale of assets.

(DOLLARS IN MILLIONS)	December 31, 2020
Total debt	$4,413.5
Adjustments:
Cash and cash equivalents	(649.5)
Net debt	$3,764.0
Senior Notes
As of December 31, 2020, we had $3.97 billion aggregate principal amount outstanding in senior unsecured notes, with $1.97 billion principal amount denominated in EUR and $2.00 billion principal amount denominated in USD. The notes bear interest ranging from 0.50% per year to 5.00% per year, with maturities from September 2021 to September 2048. Of these notes, $300 million in aggregate principal amount of our 3.40% senior notes matured in September 2020, which the Company repaid during the third quarter of 2020. See Note 9 to the Consolidated Financial Statements for further information on our senior notes.

As described above, in connection with the closing of the N&B Transaction, we guaranteed N&B’s obligations resulting from N&B’s issuance of $6.25 billion of senior unsecured notes. In lieu of IFF continuing to provide this guarantee, IFF intends to assume all of N&B obligations under the N&B Notes.
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
Other Contingencies
See Note 20 to the Consolidated Financial Statements for information related to Other Contingencies.
Other Commitments
Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected our operations, earnings or competitive position. In 2020 and 2019, we spent approximately $7.4 million and $4.5 million on capital projects and approximately $29.2 million and $26.0 million, respectively, in operating expenses and governmental charges for the purpose of complying with such regulations. Expenditures for these purposes will continue for the foreseeable future. In addition, we are party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act or similar state statutes. It is expected that the impact of any judgments in or voluntary settlements of such proceedings will not be material to our financial condition, results of operations or liquidity.
Contractual Obligations
At December 31, 2020, we had contractual payment obligations due within the time periods as specified in the following table:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
(DOLLARS IN MILLIONS)		2021	2022 - 2023	2024 - 2025	2026 and thereafter
Borrowings(1)	$4,444	$645	$500	$615	$2,684
Interest on borrowings(1)	2,001	118	226	197	1,460
Leases(2)	379	52	87	64	176
Pension funding obligations(3)	721	68	138	143	372
Postretirement obligations(4)	38	4	7	8	19
Purchase commitments(5)	103	58	45	—	—
U.S. tax reform toll-charge(6)	44	5	13	26	—
Total	$7,730	$950	$1,016	$1,053	$4,711
_______________________
(1)The rate assumed for the variable interest component of the contractual interest obligation was the rate in effect at December 31, 2020. See Note 9 to the Consolidated Financial Statements for a further discussion of our various borrowing facilities.
(2)Leases include facility and other lease commitments executed in the normal course of the business included in Note 7 of the Notes to the Consolidated Financial Statements.
(3)See Note 16 of the Notes to the Consolidated Financial Statements for a further discussion of our retirement plans. Anticipated funding obligations are based on current actuarial assumptions. The projected contributions beyond fiscal year 2023 are not currently determinable.
(4)Amounts represent expected future benefit payments for our postretirement benefit plans.

(5)Purchase commitments include agreements for raw material procurement and contractual capital expenditures. Amounts for purchase commitments represent only those items which are based on agreements that are enforceable and legally binding.
(6)This amount represents the cash portion of the “toll charge” that is payable in installments over eight years beginning in 2018. This amount represents the five remaining installments.
The table above does not include $96.6 million of the total unrecognized tax benefits for uncertain tax positions and approximately $17.4 million of associated accrued interest, and $47.1 million associated with the deferred tax liability on deemed repatriation. Due to the high degree of uncertainty regarding the timing of potential cash flows, we are unable to make a reasonable estimate of the amount and period in which the remaining liabilities might be paid.

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
The periodic assessment of potential impairment of goodwill. We currently, as of December 31, 2020, have goodwill of $5.59 billion. We test goodwill for impairment at the reporting unit level as of November 30 every year or more frequently if events or changes in circumstances indicate the asset might be impaired. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded.
We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and management of each operating segment regularly reviews the operating results of those components. We have identified eight reporting units under the Taste and Scent Segments: (1) Flavor Compounds (which includes the Taste reporting unit that was previously included in the former Frutarom segment, as well as Legacy IFF Flavor Compounds), (2) Fragrance Compounds, (3) Fragrance Ingredients, (4) Cosmetic Active Ingredients, (5) Savory, (6) Natural Product Solutions, (7) Fine and Specialty Ingredients ("FSI") and (8) Inclusions.
For the annual impairment test as of November 30, 2020, we utilized Step 0 of the guidance in ASC Topic 350, Intangibles – Goodwill and Other, which allows for the assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Based on a review of qualitative factors, we determined that for four of the reporting units, a quantitative (Step 1) impairment analysis was not necessary to determine if the carrying values of the reporting unit exceeded their fair values. For the other four reporting units (Savory, Natural Product Solutions, FSI, and Inclusions), we determined that a Step 1 test was necessary.
We assessed the fair value of the reporting units primarily using an income approach. Under the income approach, we determined the fair value by using a discounted cash flow method at a rate of return that reflects the relative risk of the projected future cash flows of each reporting unit, as well as a terminal value. We use the most current actual and forecasted operating data available. Key estimates and assumptions used in these valuations include revenue growth rates and profit margins based on our internal forecasts and historical operating trends, and our specific weighted-average cost of capital used to discount future cash flows.
In performing the quantitative test, we determined that the fair value of the four reporting units exceeded their carrying values and, taken together with the results of the qualitative test, we determined that there was no impairment of goodwill at any of our eight reporting units in 2020. Based on the quantitative impairment test performed at November 30, 2020, we determined that the excess of fair values over their respective carrying values ranged from 35% to 105% for two reporting units (FSI and Inclusions). The remaining two reporting units (Savory and Natural Product Solutions) had less than 10% excess fair value over carrying value.
As of November 30, 2020, the Savory reporting unit had excess fair value over carrying value of approximately 5% and goodwill of $1.21 billion, and the Natural Product Solutions reporting unit had excess fair value over carrying value of approximately 1% and goodwill of $851.4 million. While management believes that the assumptions used in the impairment test were reasonable, changes in key assumptions, including, lower revenue growth, lower operating margin, lower terminal growth rates or increasing discount rates could result in a future impairment.
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

New Accounting Standards
 See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.
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
Adjusted gross margin excludes operational improvement initiatives, Frutarom integration related costs, FDA mandated product recall and Frutarom acquisition related costs.
Adjusted operating profit and adjusted operating margin excludes operational improvement initiatives, Frutarom integration related costs, restructuring and other charges, net, losses (gains) on sale of assets, employee separation costs, FDA mandated product recall, Frutarom acquisition related costs, compliance review & legal defense costs, N&B transaction related costs and N&B integration related costs.
Adjusted selling and administrative expenses excludes Frutarom integration related costs, employee separation costs, Frutarom acquisition related costs, compliance review & legal defense costs, N&B transaction related costs and N&B integration related costs.
Adjusted effective tax rate excludes operational improvement initiatives, acquisition related costs, Frutarom integration related costs, restructuring and other charges, net, losses (gains) on sale of assets, employee separation costs, FDA mandated product recall, pension settlement, Frutarom acquisition related costs, compliance review & legal defense costs, N&B transaction related costs, N&B integration related costs and redemption value adjustment to EPS.
Net Debt to Combined Adjusted EBITDA is the leverage ratio used in our credit agreements and defined as Net Debt (which is long-term debt less cash and cash equivalents) divided by Combined Adjusted EBITDA. However, as Adjusted EBITDA for these purposes was calculated in accordance with the provisions of the credit agreements, it may differ from the calculation used for other purposes.
A. Reconciliation of Non-GAAP Metrics

Reconciliation of Gross Profit
	Year Ended December 31,
(DOLLARS IN THOUSANDS)	2020	2019
Reported (GAAP)	$2,085,866	$2,112,748
Operational Improvement Initiatives (a)	—	2,267
Frutarom Integration Related Costs (c)	437	730
FDA Mandated Product Recall (f)	—	250
Frutarom Acquisition Related Costs (h)	759	4,247
Adjusted (Non-GAAP)	$2,087,062	$2,120,242

Reconciliation of Selling and Administrative Expenses
	Year Ended December 31,
(DOLLARS IN THOUSANDS)	2020	2019
Reported (GAAP)	$948,833	$876,121
Frutarom Integration Related Costs (c)	(8,640)	(53,481)
Employee Separation Costs (e)	(2,813)	—
Frutarom Acquisition Related Costs (h)	(706)	(1,693)
Compliance Review & Legal Defense Costs (i)	(3,278)	(11,314)
N&B Transaction Related Costs (j)	(28,100)	(20,747)
N&B Integration Related Costs (k)	(96,618)	—
Adjusted (Non-GAAP)	$808,678	$788,886

Reconciliation of Operating Profit
	Year Ended December 31,
(DOLLARS IN THOUSANDS)	2020	2019
Reported (GAAP)	$566,484	$665,270
Operational Improvement Initiatives (a)	—	2,267
Frutarom Integration Related Costs (c)	9,849	55,160
Restructuring and Other Charges, net (d)	17,295	29,765
Losses (Gains) on Sale of Assets	3,784	2,367
Employee Separation Costs (e)	2,813	—
FDA Mandated Product Recall (f)	—	250
Frutarom Acquisition Related Costs (h)	1,465	5,940
Compliance Review & Legal Defense Costs (i)	3,278	11,314
N&B Transaction Related Costs (j)	28,100	20,747
N&B Integration Related Costs (k)	96,618	—
Adjusted (Non-GAAP)	$729,686	$793,080

Reconciliation of Net Income and EPS
	Year Ended December 31,
	2020				2019
(DOLLARS IN THOUSANDS)	Income before taxes	Taxes on income (m)	Net Income Attributable to IFF (n)	Diluted EPS (o)	Income before taxes	Taxes on income (m)	Net Income Attributable to IFF (n)	Diluted EPS (o)
Reported (GAAP)	$441,371	$73,999	$363,228	$3.21	$557,452	$97,184	$455,873	$4.00
Operational Improvement Initiatives (a)	—	—	—	—	2,267	610	1,657	0.01
Acquisition Related Costs (b)	—	—	—	—	(3,371)	—	(3,371)	(0.03)
Frutarom Integration Related Costs (c)	9,849	1,459	8,390	0.07	55,160	12,461	42,699	0.38
Restructuring and Other Charges, net (d)	17,295	3,991	13,304	0.12	29,765	6,797	22,968	0.20
Losses (Gains) on Sale of Assets	3,784	770	3,014	0.03	2,367	572	1,795	0.02
Employee Separation Costs (e)	2,813	302	2,511	0.02	—	—	—	—
FDA Mandated Product Recall (f)	—	—	—	—	250	57	193	—
Pension Settlement (g)	4,441	844	3,597	0.03	—	—	—	—
Frutarom Acquisition Related Costs (h)	1,465	448	1,017	0.01	5,940	794	5,146	0.05
Compliance Review & Legal Defense Costs (i)	3,278	736	2,542	0.02	11,314	2,522	8,792	0.08
N&B Transaction Related Costs (j)	28,100	1,579	26,521	0.23	20,747	2,354	18,393	0.16
N&B Integration Related Costs (k)	96,618	22,695	73,923	0.65	—	—	—	—
Redemption value adjustment to EPS (l)	—	—	—	(0.02)	—	—	—	0.02
Adjusted (Non-GAAP)	$609,014	$106,823	$498,047	$4.38	$681,891	$123,351	$554,145	$4.88

(a)	Represents accelerated depreciation related to plant relocations in India and China.
(b)	Represents adjustments to the fair value for an equity method investment in Canada which we began consolidating in the second quarter of 2019.
(c)	Represents costs related to the integration of the Frutarom acquisition. For 2020, costs primarily related to advisory services, retention bonuses and performance stock awards. For 2019, costs principally related to advisory services.
(d)	For 2020, represents costs primarily related to the Frutarom Integration Initiative. For 2019, represents costs primarily related to the Frutarom Integration Initiative and the 2019 Severance Program.
(e)	Represents costs related to severance liabilities for two executives who have announced their retirement.

(f)	Represents additional claims that management paid to co-packers.
(g)	Represents pension settlement charges incurred in one of the Company's UK pension plans.
(h)	Represents transaction-related costs and expenses related to the acquisition of Frutarom. For 2020, amount primarily includes earn-out payments, net of adjustments, amortization for inventory "step-up" costs and transaction costs principally related to the 2019 Acquisition Activity. For 2019, amount primarily includes amortization for inventory "step-up" costs and transaction costs.
(i)	Costs related to reviewing the nature of inappropriate payments and review of compliance in certain other countries. In addition, includes legal costs for related shareholder lawsuits.
(j)	Represents transaction costs and expenses related to the transaction with N&B, principally related to legal and professional fees for capital raising activities.
(k)	Represents costs primarily related to advisory services for the integration of the transaction with N&B, principally consulting fees.
(l)	Represents the adjustment to EPS related to the excess of the redemption value of certain redeemable noncontrolling interests over their existing carrying value.
(m)	The income tax expense (benefit) on non-GAAP adjustments is computed in accordance with ASC 740 using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for each jurisdiction in which such charges were incurred, except for those items which are non-taxable for which the tax expense (benefit) was calculated at 0%. Where non-GAAP adjustments are subject to foreign tax credits or valuation allowances, such factors are taken into consideration in calculating the tax expense (benefit). For amortization, the tax benefit has been calculated based on the statutory rate on a country by country basis.
(n)	For 2020 and 2019, net income is reduced by income attributable to noncontrolling interest of $4.1M and $4.4M, respectively.
(o)	The sum of these items does not foot due to rounding.

B. Foreign Currency Reconciliation

Operating Profit
	Year Ended December 31,
	2020	2019
% Change - Reported (GAAP)	(15)%	14%
Items impacting comparability (1)	7%	3%
% Change - Adjusted (Non-GAAP)	(8)%	17%
Currency Impact	2%	2%
% Change Year-over-Year - Currency Neutral Adjusted (Non-GAAP) (2)(3)	(6)%	20%
_______________________
(1)Includes items impacting comparability of $163.2 million for the year ended December 31, 2020 and includes $127.8 million of items impacting comparability for the year ended December 31, 2019.
(2)2019 item does not foot due to rounding.
(3)Currency neutral amount is calculated by translating prior year amounts at the exchange rates used for the corresponding 2020 period. Currency neutral operating profit also eliminates the year-over-year impact of cash flow hedging.
Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
Statements in this Form 10-K, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations and include statements concerning (i) the impacts of COVID-19 and our plans to respond to its implications; (ii) our combination with N&B, including the expected benefits and synergies of the N&B Transaction and future opportunities for the combined company; (iii) our ability to achieve the anticipated benefits of the Frutarom acquisition, including $145 million of expected synergies; (iv) our ability to achieve our Vision 2021 strategy of accelerated revenue and profitability growth, (v) the growth potential of the markets in which we operate, including the emerging markets, (vi) expected capital expenditures in 2021, (vii) expectations regarding the Frutarom Integration Initiative, (viii) the expected costs and benefits of our ongoing optimization of our manufacturing operations, including the expected number of closings, (ix) expected cash flow and availability of capital resources to fund our operations and meet our debt service requirements; (x) our ability to innovate and execute on specific consumer trends and demands; and (xi) our ability to continue to generate value for, and return cash to, our shareholders. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “intend”, “outlook”, “may”, “estimate”, “should”, “predict” and similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:
•disruption in the development, manufacture, distribution or sale of our products from COVID-19 and other public health crises;
•risks related to the integration of N&B and the Frutarom business, including whether we will realize the benefits anticipated from the acquisitions in the expected time frame;
•unanticipated costs, liabilities, charges or expenses resulting from the Frutarom acquisition and the N&B Transaction;
•risks related to the restrictions that we are required to abide by in connection with the N&B Transaction;
•our ability to provide the same types and level of services to the N&B Business that historically have been provided by DuPont, and our ability to maintain relationships with third parties and pre-existing customers of N&B.
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
•disruption in the development, manufacture, distribution or sale of our products from natural disasters, public health crises, international conflicts, terrorist acts, labor strikes, political crisis, accidents and similar events;
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
•the impact of the United Kingdom’s departure from the European Union; and
•the impact of the phase out of the London Interbank Offered Rate (LIBOR) on interest expense.
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
We have established a centralized reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. Our risk management procedures include the monitoring of interest rate and foreign exchange exposures and hedge positions utilizing statistical analyses of cash flows, market value and sensitivity analysis. However, the use of these techniques to quantify the market risk of such instruments should not be construed as an endorsement of their accuracy or the accuracy of the related assumptions. For the year ended December 31, 2020, our exposure to market risk was estimated using sensitivity analyses, which illustrate the change in the fair value of a derivative financial instrument assuming hypothetical changes in foreign exchange rates and interest rates.
We enter into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with foreign currency receivables and payables, and with anticipated purchases of certain raw materials used in operations. These contracts, the counterparties to which are major international financial institutions, generally involve the exchange of one currency for a second currency at a future date, and have maturities not exceeding twelve months. The gain or loss on the hedging instrument and services is recorded in earnings at the same time as the transaction being hedged is recorded in earnings. At December 31, 2020, our foreign currency exposures pertaining to derivative contracts exist with the Euro, Japanese Yen, British Pound, Australian Dollar and Indonesian Rupiah. Based on a hypothetical decrease or increase of 10% in the applicable balance sheet exchange rates (primarily against the U.S. dollar), the estimated fair value of our foreign currency forward contracts would increase by approximately $7.0 million. However, any change in the value of the contracts, real or hypothetical, would be significantly offset by a corresponding change in the value of the underlying hedged items.

We use derivative instruments as part of our interest rate risk management strategy. We have entered into certain cross currency swap agreements in order to mitigate a portion of our net European investments from foreign currency risk. As of December 31, 2020, these swaps were in a net liability position with an aggregate fair value of $23.4 million. Based on a hypothetical decrease or increase of 10% in the value of the U.S. dollar against the Euro, the estimated fair value of our cross currency swaps would change by approximately $34.7 million.
At December 31, 2020, the fair value of our EUR fixed rate debt was €2.1 billion. Based on a hypothetical decrease or increase of 10% in foreign exchange rates, the estimated fair value of our EUR fixed rate debt would change by approximately $216.3 million.
At December 31, 2020, the fair value of our USD fixed rate debt was $2.5 billion. Based on a hypothetical decrease or increase of 10% in interest rates, the estimated fair value of our US fixed rate debt would change by approximately $245.5 million.
We purchase certain commodities, such as natural gas, electricity, petroleum based products and certain crop related items. We generally purchase these commodities based upon market prices that are established with the vendor as part of the purchase process. In general, we do not use commodity financial instruments to hedge commodity prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
See index to Consolidated Financial Statements on page 55. See Item 6 on page 35 for supplemental quarterly data.

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
Management assessed the effectiveness of our internal control over financial reporting as of January 1, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework.
Based on this assessment, management determined that, as of January 1, 2021, our internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 1, 2021 as stated in their report which is included herein.

ITEM 9B.	OTHER INFORMATION.
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information relating to directors and nominees of the Company is set forth in the IFF 2021 Proxy Statement and is incorporated by reference herein. The information relating to Section 16(a) beneficial ownership reporting compliance that appears in the IFF 2021 Proxy Statement is also incorporated by reference herein. See Part I, Item 1 of this Form 10-K for information relating to the Company’s Executive Officers.
We have adopted a Code of Conduct (the “Code of Conduct”) that applies to all of our employees, including our chief executive officer and our chief financial officer. We have also adopted a Code of Conduct for Directors and a Code of Conduct for Executive Officers (together with the Code of Conduct, the “Codes”). The Codes are available through the Investors — Governance link on our website at https://ir.iff.com/governance.
Only the Board of Directors or the Audit Committee of the Board may grant a waiver from any provision of our Codes in favor of a director or executive officer, and any such waiver will be publicly disclosed. We will disclose substantive amendments to and any waivers from the Codes provided to our chief executive officer, principal financial officer or principal accounting officer, as well as any other executive officer or director, on the Company’s website: www.iff.com.
The information regarding the Company’s Audit Committee and its designated audit committee financial experts is set forth in the IFF 2021 Proxy Statement and such information is incorporated by reference herein.
The information concerning procedures by which shareholders may recommend director nominees is set forth in the IFF 2021 Proxy Statement and such information is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION.
The items required by Part III, Item 11 are incorporated herein by reference from the IFF 2021 Proxy Statement to be filed on or before May 1, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The items required by Part III, Item 12 are incorporated herein by reference from the IFF 2021 Proxy Statement to be filed on or before May 1, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The items required by Part III, Item 13 are incorporated herein by reference from the IFF 2021 Proxy Statement to be filed on or before May 1, 2021.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The items required by Part III, Item 14 are incorporated herein by reference from the IFF 2021 Proxy Statement to be filed on or before May 1, 2021.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS: The following consolidated financial statements, related notes, and independent registered public accounting firm’s report are included in this Form 10-K:
Report of Independent Registered Public Accounting Firm	56
Consolidated Statement of Income and Comprehensive Income for the years ended December 31, 2020, 2019 and 2018	58
Consolidated Balance Sheet as of December 31, 2020 and 2019	59
Consolidated Statement of Cash Flows for the years ended December 31, 2020, 2019 and 2018	60
Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018	61
Notes to Consolidated Financial Statements	62

(a)(3) EXHIBITS	108

(a)(2) FINANCIAL STATEMENT SCHEDULES
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2020, 2019 and 2018	S-1
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of International Flavors & Fragrances Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of International Flavors & Fragrances Inc. and its subsidiaries (the “Company”) as of January 1, 2021 and January 3, 2020, and the related consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended January 1, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 1, 2021, based on criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2021 and January 3, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessment - Savory and Natural Product Solutions Reporting Units
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $5.6 billion as of January 1, 2021, and the goodwill associated with the Savory and Natural Products Solutions Reporting Units (“the Reporting Units”) was $1.21 billion and $851.4 million, respectively. Management tests goodwill for impairment at the reporting unit level as of November 30 every year or more frequently if events or changes in circumstances indicate the asset might be impaired. Fair value is estimated by management using a discounted cash flow model. Management determines the fair value of reporting units, including the Reporting Units, using key assumptions including revenue growth rates, profit margins and the specific weighted-average cost of capital used to discount future cash flows.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Reporting Units is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the Reporting Units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence relating to management’s significant assumptions related to the revenue growth rates, profit margins and the specific weighted-average cost of capital used to discount future cash flows; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Reporting Units. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the significant assumptions used by management related to the revenue growth rates, profit margins and the specific weighted-average cost of capital used to discount future cash flows. Evaluating management’s assumptions related to the revenue growth rates and profit margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Reporting Units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and the specific weighted-average cost of capital assumption used to discount future cash flows.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 22, 2021

We have served as the Company’s auditor since 1957.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2020	2019	2018
Net sales	$5,084,239	$5,140,084	$3,977,539
Cost of goods sold	2,998,373	3,027,336	2,294,832
Gross profit	2,085,866	2,112,748	1,682,707
Research and development expenses	356,863	346,128	311,583
Selling and administrative expenses	948,833	876,121	707,461
Restructuring and other charges, net	17,295	29,765	5,079
Amortization of acquisition-related intangibles	192,607	193,097	75,879
Losses (gains) on sale of fixed assets	3,784	2,367	(1,177)
Operating profit	566,484	665,270	583,882
Interest expense	131,802	138,221	132,558
Loss on extinguishment of debt	—	—	38,810
Other income, net	(6,689)	(30,403)	(35,243)
Income before taxes	441,371	557,452	447,757
Taxes on income	73,999	97,184	107,976
Net income	367,372	460,268	339,781
Net income attributable to noncontrolling interests	4,144	4,395	2,479
Net income attributable to IFF stockholders	363,228	455,873	337,302
Other comprehensive income:
Foreign currency translation adjustments	88,132	23,953	(99,580)
(Losses) gains on derivatives qualifying as hedges	(8,938)	(2,678)	15,078
Pension and postretirement liability adjustment	(59,841)	(35,942)	19,757
Comprehensive income attributable to IFF stockholders	$382,581	$441,206	$272,557

Net income per share — basic	$3.25	$4.05	$3.81
Net income per share — diluted	$3.21	$4.00	$3.79
Average number of shares outstanding - basic	112,162	111,966	87,551
Average number of shares outstanding - diluted	113,630	113,307	88,121
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET

	December 31,
(DOLLARS IN THOUSANDS)	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$649,541	$606,823
Restricted cash	7,295	17,122
Receivables:
Trade	950,350	892,625
Allowance for doubtful accounts	(21,008)	(16,428)
Inventories	1,131,856	1,123,068
Prepaid expenses and other current assets	341,765	319,334
Total Current Assets	3,059,799	2,942,544
Property, plant and equipment, net	1,458,185	1,386,920
Goodwill	5,593,252	5,497,596
Other intangible assets, net	2,727,175	2,851,935
Other assets	717,260	608,416
Total Assets	$13,555,671	$13,287,411
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings, overdrafts and current portion of long-term debt	$634,159	$384,958
Accounts payable	555,687	510,372
Dividends payable	82,315	80,038
Other current liabilities	631,565	576,822
Total Current Liabilities	1,903,726	1,552,190
Other Liabilities:
Long-term debt	3,779,359	3,997,438
Retirement liabilities	326,495	265,370
Deferred income taxes	593,369	641,456
Other liabilities	532,135	502,366
Total Other Liabilities	5,231,358	5,406,630
Commitments and Contingencies (Note 20)
Redeemable noncontrolling interests	97,552	99,043
Shareholders’ Equity:
Common stock 12 1/2¢ par value; 500,000,000 shares authorized; 128,526,137 and 128,526,137 shares issued as of December 31, 2020 and December 31, 2019, respectively; and 106,937,990 and 106,787,299 shares outstanding as of December 31, 2020 and December 31, 2019, respectively	16,066	16,066
Capital in excess of par value	3,853,401	3,823,152
Retained earnings	4,156,168	4,117,804
Accumulated other comprehensive loss:
Cumulative translation adjustments	(284,911)	(373,043)
Accumulated (losses) gains on derivatives qualifying as hedges	(6,870)	2,068
Pension and postretirement liability adjustment	(405,760)	(345,919)
Treasury stock, at cost (21,588,147 and 21,738,838 shares as of December 31, 2020 and December 31, 2019, respectively)	(1,016,941)	(1,022,824)
Total Shareholders’ Equity	6,311,153	6,217,304
Noncontrolling interest	11,882	12,244
Total Shareholders’ Equity including Noncontrolling interest	6,323,035	6,229,548
Total Liabilities and Shareholders’ Equity	$13,555,671	$13,287,411
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(DOLLARS IN THOUSANDS)	2020	2019	2018
Cash flows from operating activities:
Net income	$367,372	$460,268	$339,781
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	325,360	323,330	173,792
Deferred income taxes	(67,718)	(59,279)	19,402
(Gains) losses on sale of assets	3,784	2,367	(1,177)
Stock-based compensation	35,798	34,482	29,401
Loss on extinguishment of debt	—	—	38,810
Gain on deal contingent derivatives	—	—	(12,505)
Pension contributions	(24,227)	(23,714)	(22,433)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(60,979)	59,555	(49,958)
Inventories	17,924	(62,129)	(117,641)
Accounts payable	27,923	55,464	55,136
Accruals for incentive compensation	44,151	(22,357)	(2,289)
Other current payables and accrued expenses	57,341	5,488	(5,279)
Other assets	14,709	(66,650)	(19,219)
Other liabilities	(27,340)	(7,860)	11,754
Net cash provided by operating activities	714,098	698,965	437,575
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	—	(49,065)	(4,857,343)
Additions to property, plant and equipment	(191,794)	(235,978)	(170,094)
Additions to intangible assets	—	(6,070)	(3,326)
Proceeds from disposal of assets	17,189	42,112	8,176
Proceeds from disposal of subsidiaries, net of cash held	—	—	10,157
Proceeds from unwinding of cross currency swap derivative instruments	—	25,900	—
Contingent consideration paid	—	(4,655)	—
Maturity of net investment hedges	(14,597)	—	(2,642)
Proceeds from life insurance contracts	1,739	1,890	1,837
Net cash used in investing activities	(187,463)	(225,866)	(5,013,235)
Cash flows from financing activities:
Cash dividends paid to shareholders	(322,584)	(313,510)	(230,218)
Decrease in revolving credit facility and short term borrowing	(429)	(1,021)	(927)
Deferred financing costs	(3,205)	—	(33,668)
Repayments of debt	(347,001)	(155,261)	(376,625)
Purchases of redeemable noncontrolling interest	(21,566)	—	—
Proceeds from issuance of long-term debt	200,000	—	3,256,742
Proceeds from sales of equity securities, net of issuance costs	—	—	2,268,094
Contingent consideration paid	(8,684)	(24,478)	—
Gain on pre-issuance hedges	—	—	12,505
Employee withholding taxes paid	(8,101)	(10,787)	(9,725)
Purchase of treasury stock	—	—	(15,475)
Net cash (used in) provided by financing activities	(511,570)	(505,057)	4,870,703
Effect of exchange rate changes on cash, cash equivalents and restricted cash	20,862	7,381	(14,567)
Net change in cash, cash equivalents and restricted cash	35,927	(24,577)	280,476
Cash, cash equivalents and restricted cash at beginning of year	623,945	648,522	368,046
Cash, cash equivalents and restricted cash at end of year	$659,872	$623,945	$648,522
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$127,553	$133,739	$117,581
Income taxes paid	132,789	126,172	116,138
Accrued capital expenditures	$40,608	$39,466	$33,844
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
					Shares	Cost
Balance at December 31, 2017	$14,470	$162,827	$3,870,621	$(637,482)	(36,910,809)	$(1,726,234)	$5,092	$1,689,294
Net income			337,302				2,404	339,706
Adoption of ASU 2014-09			2,068					2,068
Cumulative translation adjustment				(99,580)				(99,580)
Gains on derivatives qualifying as hedges; net of tax $2,011				15,078				15,078
Pension liability and postretirement adjustment; net of tax ($5,052)				19,757				19,757
Cash dividends declared ($2.84 per share)			(253,577)					(253,577)
Stock options/SSARs		2,152			46,474	2,188		4,340
Impact of Frutarom acquisition		1,346,229			14,901,445	701,111	3,700	2,051,040
Vested restricted stock units and awards		(10,650)			164,064	7,692		(2,958)
Stock-based compensation		29,401						29,401
Treasury share repurchases					(108,109)	(15,475)		(15,475)
Tangible equity units	1,596	2,266,498						2,268,094
Redeemable NCI		(2,848)						(2,848)
Dividends on noncontrolling interest and other			(193)				(773)	(966)
Balance at December 31, 2018	$16,066	$3,793,609	$3,956,221	$(702,227)	(21,906,935)	$(1,030,718)	$10,423	$6,043,374
Net income			455,873				3,729	459,602
Adoption of ASU 2016-02			23,094					23,094
Adoption of ASU 2017-12			(981)	981				—
Cumulative translation adjustment				22,972				22,972
Losses on derivatives qualifying as hedges; net of tax ($505)				(2,678)				(2,678)
Pension liability and postretirement adjustment; net of tax ($7,559)				(35,942)				(35,942)
Cash dividends declared ($2.96 per share)			(315,770)					(315,770)
Stock options/SSARs		6,966			14,346	677		7,643
Vested restricted stock units and awards		(9,808)			153,751	7,217		(2,591)
Stock-based compensation		34,482						34,482
Redeemable NCI		(2,097)						(2,097)
Dividends on noncontrolling interest and other			(633)				(1,908)	(2,541)
Balance at December 31, 2019	$16,066	$3,823,152	$4,117,804	$(716,894)	(21,738,838)	$(1,022,824)	$12,244	$6,229,548
Net income			363,228				1,330	364,558
Cumulative translation adjustment				88,132				88,132
Losses on derivatives qualifying as hedges; net of tax $1,400				(8,938)				(8,938)
Pension liability and postretirement adjustment; net of tax ($9,185)				(59,841)				(59,841)
Cash dividends declared ($3.04 per share)			(324,861)					(324,861)
Stock options/SSARs		759			57,652	2,743		3,502
Vested restricted stock units and awards		(8,111)			93,039	3,140		(4,971)
Stock-based compensation		35,798						35,798
Redeemable NCI		1,803						1,803
Dividends on noncontrolling interest and other			(3)				(1,692)	(1,695)
Balance at December 31, 2020	$16,066	$3,853,401	$4,156,168	$(697,541)	(21,588,147)	$(1,016,941)	$11,882	$6,323,035
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
Fiscal Year End    The Company has historically operated on a 52/53 week fiscal year generally ending on the Friday closest to the last day of the year. For ease of presentation, December 31 is used consistently throughout the financial statements and notes to represent the period-end date. The 2020 fiscal year was a 52 week period, the 2019 fiscal year was a 53 week period and the 2018 fiscal year was a 52 week period. For the 2020, 2019 and 2018 fiscal years, the actual closing dates were January 1, January 3, and December 28, respectively.
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
For the Company's Flavors and Fragrances Compounds products, revenue is recognized for the majority of contracts when the Company satisfies its performance obligation by transferring control of the goods to the customer. Revenue is recognized over time for a small number of contracts, and the amount of revenue recognized is based on the extent of progress towards completion of the promised goods, using the output method. With respect to a small number of contracts for the sale of compounds, the Company has an “enforceable right to payment for performance to date” and as the products do not have an alternative use, the Company recognizes revenue for these contracts over time and records a contract asset using the output method.
For the Company's Flavors and Fragrances Ingredients products, revenue is recognized for the majority of contracts when the Company satisfies its performance obligation by transferring control of the goods to the customer.
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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Company's statement of cash flows periods ended December 31, 2020 and December 31, 2019 to the amounts reported in the Company's balance sheet as at December 31, 2020, December 31, 2019 and December 31, 2018.

(DOLLARS IN THOUSANDS)	December 31, 2020	December 31, 2019	December 31, 2018
Current assets
Cash and cash equivalents	$649,541	$606,823	$634,897
Restricted cash	7,295	17,122	13,625
Noncurrent assets
Restricted cash included in Other assets	3,036	—	—
Cash, cash equivalents and restricted cash	$659,872	$623,945	$648,522
Accounts Receivable During 2019, the Company entered into certain factoring agreements in the U.S. and The Netherlands under which it can factor up to approximately $100 million of its trade receivables. The factoring agreements supplement the Company's existing factoring programs that are sponsored by certain customers. Under all of the arrangements, the Company sells the trade receivables on a non-recourse basis to unrelated financial institutions and accounts for the transactions as sales of receivables. The applicable receivables are removed from the Company's Consolidated Balance Sheet when the cash proceeds are received by the Company. As of December 31, 2020, 2019 and 2018, the Company had sold receivables pursuant to these factoring programs of approximately $248.8 million, $205.7 million and $168.3 million, respectively. Participation in the various programs increased cash provided by operations by approximately $43.1 million, $37.7 million and $13.6 million in 2020, 2019 and 2018, respectively. The cost of participating in these programs was approximately $4.4 million, $7.1 million, and $3.4 million in 2020, 2019, and 2018, respectively and is included as a component of interest expense.
Inventories    Inventories are stated at the lower of cost (on a weighted-average basis) or net realizable value. The Company's inventories consisted of the following:

	December 31,
(DOLLARS IN THOUSANDS)	2020	2019
Raw materials	$565,521	$565,071
Work in process	38,496	44,532
Finished goods	527,839	513,465
Total	$1,131,856	$1,123,068
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

When available, the Company uses the rate implicit in the lease to discount lease payments to present value, however, most of the Company's leases do not provide a readily determinable implicit rate and the Company calculates the applicable incremental borrowing rate to discount the lease payments based on the term of the lease at lease commencement. The incremental borrowing rate is determined based on the Company's credit rating, currency and lease terms.
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
The Company identifies their reporting units by assessing whether the components of their reporting segments constitute businesses for which discrete financial information is available and management of each reporting unit regularly reviews the operating results of those components. The Company has identified eight reporting units under the Taste and Scent Segments: (1) Flavor Compounds (which includes the Taste reporting unit that was previously included in the former Frutarom segment, as well as Legacy IFF Flavor Compounds), (2) Fragrance Compounds, (3) Fragrance Ingredients, (4) Cosmetic Active Ingredients, (5) Savory, (6) Natural Product Solutions, (7) Fine and Specialty Ingredients ("FSI") and (8) Inclusions. These reporting units were determined based on the level at which the performance is measured and reviewed by segment management.
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

Recent Accounting Pronouncements
In October 2020, the FASB issued Accounting Standards Updates ("ASU") 2020-09, "Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762" and 2020-10, "Codification Improvements." ASU 2020-09 is intended to amend and supersede various SEC paragraphs pursuant to the issuance of SEC Release No. 33-10762 and is effective on January 4, 2021. ASU 2020-10 is intended to improve the consistency of the FASB Accounting Standards Codification ("Codification") and clarify guidance by including all disclosure guidance in the appropriate Disclosure Section of the Codification to help reduce the likelihood that disclosure requirements would be missed. ASU 2020-10 is effective for fiscal years beginning after December 15, 2020, and early adoption is permitted for any annual or interim period within those fiscal years. The Company has determined that both guidance will not have an impact on its Consolidated Financial Statements and will have a minimal impact on its disclosures.
In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU is intended to simplify various aspects related to the cessation of reference rates in certain financial markets that would otherwise create modification accounting or changes in estimate. This guidance is effective for the period from March 12, 2020 to December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through December 31, 2020 but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.
In December 2019, the FASB issued Accounting Standards Update ("ASU") 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The ASU is intended to simplify various aspects related to accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this guidance, but does not expect this guidance to have a material impact on its Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal - Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force).” The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance was effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance effective the first day of its 2020 fiscal year. The adoption did not have an impact on its consolidated financial statements but may impact the Company in the future as and when it enters into cloud computing arrangements.
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
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820)", which modifies, removes and adds certain disclosure requirements on fair value measurements. The ASU was effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. The Company has determined that this guidance did not have an impact on its Consolidated Financial Statements, as the Company has no applicable fair value measurements that are affected by the guidance.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", with subsequent amendments, which requires issuers to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. The Company adopted the guidance effective the first day of its 2020 fiscal year and performed an evaluation of the applicable criteria, including the aging of its trade receivables, recent write-off history and other factors related to future macroeconomic conditions. As a result of the evaluation, the Company determined that no adjustment was required to the level of its allowances for bad debts or to the carrying value of any other financial asset. The Company is exposed to credit losses primarily through its sales of products. To determine the appropriate allowance for expected credit losses, the Company considers certain credit quality indicators, such as aging, collection history, and creditworthiness of debtors. Regional and Global Credit committees review and approve specific customer allowance reserves. The allowance for expected credit losses is primarily based on two factors: i) the aging of the different categories of trade receivables, and ii) a specific reserve for accounts identified as uncollectable. The Company also considers current and future economic conditions in the determination of the allowance. At December 31, 2020, the Company reported $929.3 million of trade receivables, net of allowances of $21.0 million. Based on the aging analysis as of December 31, 2020, approximately 85% of our accounts receivable were current based on the payment terms of the invoice. Receivables that are past due by over 365 days account for approximately 1% of our accounts receivable.
The following is a rollforward of the Company's allowances for bad debts for the year of 2020:

(DOLLARS IN THOUSANDS)	Allowance for Bad Debts
Balance at December 31, 2019	16,428
Bad debt expense	5,918
Write-offs	(825)
Foreign exchange	(513)
Balance at December 31, 2020	21,008
The Company adjusted the amount of the allowances for bad debts as of December 31, 2019 to reflect the correct classification of amounts between the allowances for bad debts and Trade Receivables. The adjustment was for $8.2 million and had the effect of increasing both the allowances for bad debts and Trade Receivables.
Reclassifications and Updates
Certain prior year disclosure amounts have been reclassified or updated to conform to current year presentation.

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
Frutarom Integration Initiative
In connection with the acquisition of Frutarom, the Company began to execute an integration plan that, among other initiatives, seeks to optimize its manufacturing network. As part of the Frutarom Integration Initiative, the Company expects to close approximately 35 manufacturing sites with most of the closures targeted to occur by the end of 2022 due to delays as a result of COVID-19. During 2019, the Company announced the closure of ten sites, of which six sites were in Europe, Africa and Middle East, two sites were in Latin America, and one site was in each of North America and Greater Asia regions. During 2020, the Company announced the closure of eleven sites, of which five sites were in Europe, Africa and Middle East, four sites were in North America and two sites were in Greater Asia region. Since the inception of the initiative through 2020, the Company has expensed $26.7 million. Total costs for the program are expected to be approximately $63 million including cash and non-cash charges through 2022.
2019 Severance Program
During 2019, the Company incurred severance charges related to approximately 190 headcount reductions, excluding those previously mentioned under the Frutarom Integration Initiative. The headcount reductions primarily related to the Scent business unit with additional amounts related to headcount reductions in all business units associated with the establishment of a new shared service center in Europe. Since the inception of the program, the Company has expensed $20.5 million. As of December 31, 2020, the program is largely completed.
2017 Productivity Program
In connection with 2017 Productivity Program, the Company recorded $24.2 million of charges related to personnel costs and lease termination costs since the program's inception. As of December 31, 2020, the program is largely completed.
Other Restructuring Charges
During 2020, the Company incurred charges of approximately $2.7 million principally related to the severance costs in connection with the closure of a facility in Germany.

Changes in Restructuring Liability
Movements in severance-related accruals during 2018, 2019 and 2020 are as follows:

(DOLLARS IN THOUSANDS)	Balance at January 1, 2018	Additional Charges (Reversals), Net	Non-Cash Charges	Cash Payments	Balance at December 31, 2018
2017 Productivity Program
Severance	7,539	3,884	—	(7,298)	4,125
Other	418	1,195	(418)	(120)	1,075
Total restructuring	$7,957	$5,079	$(418)	$(7,418)	$5,200

(DOLLARS IN THOUSANDS)	Balance at January 1, 2019	Additional Charges, Net	Non-Cash Charges	Cash Payments	Balance at December 31, 2019
2017 Productivity Program
Severance	$4,125	$(1,947)	$—	$(1,072)	$1,106
Other	1,075	—	—	(987)	88
Frutarom Integration Initiative
Severance	—	6,110	—	(2,072)	4,038
Fixed asset write down	—	534	(534)	—	—
Other	—	3,726	(145)	(1,096)	2,485
2019 Severance Program
Severance	—	20,871	—	(7,974)	12,897
Other	—	471	—	—	471
Total restructuring	$5,200	$29,765	$(679)	$(13,201)	$21,085

(DOLLARS IN THOUSANDS)	Balance at January 1, 2020	Additional Charges (Reversals), Net	Non-Cash Charges	Cash Payments	Balance at December 31, 2020
2017 Productivity Program
Severance	$1,106	$(917)	$—	$(189)	$—
Other	88	—	—	(88)	—
Frutarom Integration Initiative
Severance	4,038	2,476	—	(3,477)	3,037
Fixed asset write down	—	11,356	(11,356)	—	—
Other	2,485	2,488	(100)	(1,956)	2,917
2019 Severance Program
Severance	12,897	(793)	—	(6,057)	6,047
Other	471	—	—	—	471
Other Restructuring Charges
Severance	—	2,685	—	(270)	2,415
Total restructuring	$21,085	$17,295	$(11,456)	$(12,037)	$14,887
Other includes supplier contract termination costs, consulting and advisory fees.

Charges by Segment
The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	December 31,
(DOLLARS IN THOUSANDS)	2020	2019	2018
Taste	$16,878	$10,045	$1,646
Scent	2,791	12,093	3,433
Shared IT & Corporate Costs(1)	(2,374)	7,627	—
Total Restructuring and other charges, net	$17,295	$29,765	$5,079
_______________________
(1) The 2020 amount represents a reversal to the Shared IT & Corporate Costs.

NOTE 3.    ACQUISITIONS
Transaction with Nutrition & Biosciences, Inc.
On February 1, 2021 (the "Closing Date"), the Company completed the combination of IFF and DuPont de Nemours, Inc's. ("DuPont") nutrition and biosciences business (the "N&B Business") which had been transferred to Nutrition & Biosciences, Inc., a Delaware corporation and wholly owned subsidiary of DuPont ("N&B") in a Reverse Morris Trust transaction. The N&B Business is an innovation-driven and customer-focused business that provides solutions for the global food and beverage, dietary supplements, home and personal care, energy, animal nutrition and pharma markets. IFF acquired 100% interest of N&B pursuant to definitive agreements, including an Agreement and Plan of Merger (the "Merger Agreement") entered into on December 15, 2019. The transaction was made in order to strengthen IFF's customer base and market presence, with an enhanced position in the food & beverage, home & personal care and health & wellness markets.
On the Closing Date, a wholly owned subsidiary of IFF merged with and into N&B, with N&B surviving as a wholly owned subsidiary of IFF (the "Merger"). As of the effective time of the Merger, each issued and outstanding share of common stock of N&B (except for shares of common stock of N&B held by N&B as treasury stock or by DuPont, which were canceled and ceased to exist and no consideration was delivered in exchange therefor) was converted into the right to receive one share of common stock of IFF. The Merger was completed in exchange for 141,740,461 shares of IFF common stock, par value $0.125 per share (or cash payment in lieu of fractional shares), which had been approved in the special shareholder meeting that occurred on August 27, 2020 where IFF shareholders voted to approve the issuance of shares of IFF common stock in connection with the N&B Transaction pursuant to the Merger Agreement. In connection with the N&B Transaction, DuPont received a one-time $7.3 billion special cash payment (the “Special Cash Payment”). The shares issued in the Merger represented approximately 55.4% of the common stock of IFF on a fully diluted basis, after giving effect to the Merger, as of February 1, 2021.
The acquisition will be accounted for using the purchase method of accounting, and N&B's assets, liabilities and results of operations will be included in the Company's financial statements from the Closing Date.
On December 15, 2019, IFF and N&B entered into a commitment letter which provided $7.5 billion in an aggregate principal amount of senior unsecured bridge term loans (the "Bridge Loans"). On January 17, 2020, N&B entered into a term loan credit agreement, as amended on August 25, 2020, providing for unsecured term loan facilities in an aggregate principal amount of $1.25 billion (the “N&B Term Loan Facilities”), which reduced the commitments under the Bridge Loans commitment letter by a corresponding amount. On September 16, 2020, N&B issued $6.25 billion of senior unsecured notes (the “N&B Notes”), which reduced the remaining commitments under the Bridge Loans commitment letter in their entirety. The Bridge Loans commitment letter was also terminated as of such date. On the Closing Date, N&B borrowed $1.25 billion under the N&B Term Loan Facilities. The N&B Notes, together with the N&B Term Loan Facilities, were used to finance the Special Cash Payment and to pay related fees and expenses. Following the consummation of the N&B Transaction, all obligations of N&B with respect to the N&B Term Loan Facilities and the N&B Notes have been guaranteed by IFF. In lieu of IFF continuing to provide these guarantees, IFF intends to assume all of N&B obligations under the Term Loan Facilities and the N&B Notes and accordingly, these amounts will be reflected as long term debt in the accompanying Consolidated Balance Sheet.
Due to the limited time between the Closing Date and IFF's filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2020, the valuation report and initial accounting for the business combination is not yet available and the Company is unable to disclose certain information required by ASC Topic 805, Business Combinations. The Company plans to provide preliminary purchase price allocation information in IFF's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

2019 Acquisition Activity
During the second quarter of 2019, the Company acquired the remaining 50% interest in an equity method investee located in Canada. The purchase of the additional interest increased the Company's ownership of the investee to 100%, and the acquired entity is managed under the Taste segment. The purchase price for the remaining 50% was approximately $37 million, including cash and an accrual for the amount expected to be paid in contingent consideration. The Company began to consolidate the results of the acquired entity from the date on which it acquired the remaining 50% interest during the second quarter of 2019. Goodwill of approximately $30 million and intangible assets of $20 million were recorded in connection with the acquisition.
During the first quarter of 2019, the Company acquired 70% of a company in Europe and increased its ownership of an Asian company from 49% to 60%. The two acquired entities, which manufacture flavor products, are managed under the Taste segment. The total purchase price for the two acquisitions made in the first quarter of 2019 was $52 million, excluding cash acquired and including $19 million of contingent consideration and deferred payments. The purchase price allocations have been performed and resulted in goodwill of approximately $47 million and intangible assets of $28 million.
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
Frutarom
On October 4, 2018 (the "Frutarom Closing"), the Company completed its acquisition of 100% of Frutarom Industries Ltd. (“Frutarom”), which was accounted for using the purchase method of accounting in accordance with ASC Topic 805, Business Combinations, with IFF identified as the acquirer.
The Company paid approximately $7.0 billion for the acquisition, including $4.3 billion in cash and $2.0 billion in equity. At the Frutarom Closing, each issued and outstanding Frutarom ordinary share was exchanged for $71.19 in cash and 0.2490 of a share of the Company's common stock. A portion of Frutarom’s existing debt was repaid concurrent with the Frutarom Closing. Frutarom's debt, which was not legally assumed by IFF but was paid at the Frutarom Closing, was approximately $695.0 million. This made up the remainder of the purchase consideration. To finance the acquisition, the Company used cash on hand and borrowed approximately $3.3 billion of additional debt, consisting of $2.8 billion of senior unsecured notes, $350.0 million in term loans and $139.5 million of tangible equity units ("TEUs"). See Notes 8 and 9 for further details. The Company issued 14.9 million shares as a portion of the purchase consideration resulting in former Frutarom shareholders holding approximately 14% of the Company's outstanding common stock as of the Frutarom Closing. Additionally, the Company issued 16,500,000 TEUs in an underwritten public offering for net proceeds of approximately $665.1 million.

NOTE 4.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of the following amounts:

(DOLLARS IN THOUSANDS)	December 31,
	2020	2019
Asset Type
Land	$84,205	$73,170
Buildings and improvements	932,256	831,579
Machinery and equipment	1,524,574	1,366,041
Information technology	251,157	231,858
Construction in process	136,139	188,120
Total Property, Plant and Equipment	2,928,331	2,690,768
Accumulated depreciation	(1,470,146)	(1,303,848)
Total Property, Plant and Equipment, Net	$1,458,185	$1,386,920
Depreciation expense was $130.7 million for the year ended December 31, 2020, and $130.2 million and $89.1 million for the years ended December 31, 2019 and 2018, respectively.

NOTE 5.     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill during the years ended December 31, 2018, 2019 and 2020 were as follows:

(DOLLARS IN THOUSANDS)	Goodwill
Balance at January 1, 2018	$1,156,288
Acquisitions(a)	4,253,541
Disposals	(19,069)
Foreign exchange	(12,372)
Balance at December 31, 2018	5,378,388
Acquisitions(b)	98,411
Frutarom measurement period adjustment	30,876
Foreign exchange	(10,079)
Balance at December 31, 2019	5,497,596
Measurement period adjustments(c)	(15,283)
Foreign exchange	110,939
Balance at December 31, 2020	$5,593,252
_______________________
(a)Primarily relates to the Company's acquisition of Frutarom.
(b)Additions primarily relate to the 2019 Acquisition Activity. See Note 3 for details.
(c)Measurement period adjustments relate to adjustments recorded in connection with completing the purchase price allocation related to the 2019 Acquisition Activity. See Note 3 for details.
Reallocation of goodwill
In the first quarter of 2020, in connection with the reorganization of the Company's reporting structure, certain entities were moved between reporting units. As a result of the movements, Goodwill was reallocated between reporting units as follows:

(DOLLARS IN THOUSANDS)	Increase (decrease) to Goodwill
Cosmetic Active Ingredients	85,235
Natural Product Solutions	(57,102)
Fine Ingredients	(25,256)
Taste	(2,877)
Total	—
See Note 15 for further information on the reorganization.
Goodwill by segment was as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2020	2019
Taste	$4,859,531	$4,788,988
Scent	733,721	708,608
Total	$5,593,252	$5,497,596
Annual Goodwill Impairment Test
For the annual impairment test as of November 30, 2020, the Company utilized Step 0 of the guidance in ASC Topic 350, Intangibles – Goodwill and Other, which allows for the assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Based on a review of qualitative factors, the Company determined that for four of the reporting units, a quantitative (Step 1) impairment analysis was not necessary to determine if the carrying values of the reporting unit exceeded their fair values. For the other four reporting units (Savory, Natural Product Solutions, FSI, and Inclusions), the Company determined that a Step 1 test was necessary.

The Company assessed the fair value of the reporting units primarily using an income approach. Under the income approach, the Company determines the fair value by using a discounted cash flow method at a rate of return that reflects the relative risk of the projected future cash flows of each reporting unit, as well as a terminal value. The Company uses the most current actual and forecasted operating data available. Key estimates and assumptions used in these valuations include revenue growth rates and profit margins based on internal forecasts and historical operating trends of the Company, and a specific weighted-average cost of capital used to discount future cash flows.
In performing the quantitative impairment test, the Company determined that the fair value of the four reporting units exceeded their carrying values and, taken together with the results of the qualitative test, we determined that there was no impairment of goodwill at any of the Company's eight reporting units in 2020. Based on the quantitative impairment test performed at November 30, 2020, the Company determined that the excess of fair values over their respective carrying values ranged from 35% to 105% for two reporting units (FSI and Inclusions). The remaining two reporting units (Savory and Natural Product Solutions) had less than 10% excess fair value over carrying value.
As of November 30, 2020, the Savory reporting unit had excess fair value over carrying value of approximately 5% and goodwill of $1.21 billion, and the Natural Product Solutions reporting unit had excess fair value over carrying value of approximately 1% and goodwill of $851.4 million. While management believes that the assumptions used in the impairment test were reasonable, changes in key assumptions, including, lower revenue growth, lower operating margin, lower terminal growth rates or increasing discount rates could result in a future impairment.
If current long-term projections for these reporting units are not realized or materially decrease, the Company may be required to write-off all or a portion of the goodwill. Such charge could have a material effect on the Consolidated Statements of Operations and Balance Sheets.
Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2020	2019
Asset Type
Customer relationships	$2,728,100	$2,653,446
Technological know-how	479,254	468,256
Trade names & patents	186,716	178,968
Other	38,431	40,362
Total carrying value	3,432,501	3,341,032
Accumulated Amortization
Customer relationships	(470,514)	(302,047)
Technological know-how	(168,069)	(135,269)
Trade names & patents	(37,935)	(27,213)
Other	(28,808)	(24,568)
Total accumulated amortization	(705,326)	(489,097)
Other intangible assets, net	$2,727,175	$2,851,935
Amortization expense was $192.6 million for the year ended December 31, 2020, and $193.1 million and $75.9 million for the years ended December 31, 2019 and 2018, respectively. Amortization expense for the next five years and thereafter, based on valuations and determinations of useful lives, is expected to be as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2021	2022	2023	2024	2025
Estimated future intangible amortization expense	$196,358	$192,303	$192,180	$192,180	$191,679

NOTE 6.    OTHER ASSETS AND LIABILITIES, CURRENT AND NONCURRENT
Other current assets consisted of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2020	2019
Value-added tax receivable	$92,550	$78,526
Income tax receivable	99,924	69,284
Prepaid expenses	100,336	110,768
Other	48,955	60,756
Total	$341,765	$319,334

Other assets consisted of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2020	2019
Operating lease right-of-use assets	$299,266	$287,870
Finance lease right-of-use assets	7,773	4,792
Deferred income taxes	196,950	125,552
Overfunded pension plans	101,243	85,657
Cash surrender value of life insurance contracts	49,386	47,578
Other(a)	62,642	56,967
Total	$717,260	$608,416
_______________________
(a)Includes land usage rights in China and long term deposits.
Other current liabilities consisted of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2020	2019
Accrued payrolls and bonuses	$132,608	$102,704
Rebates and incentives payable	64,383	49,938
Value-added tax payable	19,940	20,729
Interest payable	29,398	32,417
Current pension and other postretirement benefit obligation	12,804	11,972
Accrued insurance (including workers’ compensation)	10,603	9,960
Earn outs payable	13,855	12,961
Restructuring and other charges	14,887	21,085
Short term operating lease obligation	40,515	37,744
Short term financing lease obligation	3,107	1,931
Accrued income taxes	42,414	42,141
Other	247,051	233,240
Total	$631,565	$576,822

NOTE 7.    LEASES
The Company has leases for corporate offices, manufacturing facilities, research and development facilities, and certain transportation and office equipment, the majority of which are operating leases. The Company's leases have remaining lease terms of up to 40 years, some of which include options to extend the leases for up to 5 years.

The components of lease expense were as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2020	2019
Operating lease cost	$61,624	$52,213
Financing lease cost	3,984	2,235
The total rental expense, as calculated prior to the adoption of ASU 2016-02, for 2018 was approximately $42.4 million.
Supplemental cash flow information related to leases was as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow for operating leases	$52,013	$51,444
Operating cash flow for finance leases	167	64
Financing cash flow for finance leases	3,667	2,204
Right-of-use assets obtained in exchange for lease obligations
Operating leases	62,609	29,823
Finance leases	6,073	2,833

Supplemental balance sheet information related to leases was as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2020	2019
Operating Leases
Operating lease right-of-use assets(1)	$299,266	$287,870

Other current liabilities(2)	40,515	37,744
Operating lease liabilities(3)	264,717	253,367
Total operating lease liabilities	305,232	291,111
Financing Leases
Financing lease right-of-use assets(1)	7,773	4,792

Other current liabilities(2)	3,107	1,931
Financing lease liabilities(3)	3,923	2,525
Total financing lease liabilities	7,030	4,456
_______________________
(1)Presented in Other assets in the Consolidated Balance Sheet.
(2)Presented in Other current liabilities in the Consolidated Balance Sheet.
(3)Presented in Other liabilities in the Consolidated Balance Sheet.
Weighted average remaining lease term and discount rate were as follows:

	December 31,
	2020	2019
Weighted average remaining lease term in years
Operating leases	10.5	11.3
Finance leases	2.9	3.3
Weighted average discount rate
Operating leases	3.82%	3.89%
Finance leases	1.81%	1.69%

Maturities of lease liabilities were as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2020	2019
Operating Leases
Less than 1 Year	$48,873	$49,199
1-3 Years	83,679	81,829
3-5 Years	63,788	60,489
After 5 years	176,041	178,231
Less: Imputed Interest	(67,149)	(78,637)
Total	$305,232	$291,111
Financing Leases
Less than 1 Year	$3,127	$2,036
1-3 Years	3,691	2,073
3-5 Years	642	486
After 5 years	5	26
Less: Imputed Interest	(435)	(165)
Total	$7,030	$4,456
Right-of-use assets by region were as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2020	2019
Operating Leases
North America	$132,330	$143,556
Europe, Africa and Middle East	130,812	110,552
Greater Asia	16,307	20,492
Latin America	19,817	13,270
Consolidated	$299,266	$287,870
Financing Leases
North America	$130	$246
Europe, Africa and Middle East	4,994	3,221
Greater Asia	1,472	516
Latin America	1,177	809
Consolidated	$7,773	$4,792

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

NOTE 9.    DEBT
Debt consisted of the following at December 31:

(DOLLARS IN THOUSANDS)	Effective Interest Rate	2020	2019
2020 Notes(1)	3.69%	$—	$299,381
2021 Euro Notes(1)	0.82%	368,234	334,561
2023 Notes(1)	3.30%	299,311	299,004
2024 Euro Notes(1)	1.88%	613,564	558,124
2026 Euro Notes(1)	1.93%	978,134	890,183
2028 Notes(1)	4.57%	397,006	396,688
2047 Notes(1)	4.44%	493,992	493,571
2048 Notes(1)	5.12%	786,216	785,996
2018 Term Loan Facility(1)	3.65%	239,817	239,621
2022 Term Loan Facility (1)	1.73%	199,377	—
Amortizing Notes(1)	6.09%	36,250	82,079
Bank overdrafts and other		1,560	3,131
Deferred realized gains on interest rate swaps		57	57
Total debt		$4,413,518	$4,382,396
Less: Short term borrowings(2)		(634,159)	(384,958)
Total Long-term debt		$3,779,359	$3,997,438
_______________________
(1)Amount is net of unamortized discount and debt issuance costs.
(2)Includes bank borrowings, overdrafts and current portion of long-term debt.

2018 Term Loan Facility
On June 6, 2018, the Company entered into a Term Loan Credit Agreement (as amended on July 13, 2018, January 17, 2020 and August 25, 2020, the "2018 Term Loan Credit Agreement") with Morgan Stanley Senior Funding, Inc., as the administrative agent, and the lenders party thereto, pursuant to which the lenders thereunder committed to provide, a senior unsecured term loan facility in an original aggregate principal amount of up to $350 million (the "2018 Term Loan Facility"), maturing on October 1, 2021.
Loans under the 2018 Term Loan Credit Agreement bear interest, at the Company’s option, at a per annum rate equal to either (x) an adjusted LIBOR rate plus an applicable margin varying from 0.75% to 2.00% or (y) a base rate plus an applicable margin varying from 0.00% to 1.00%, in each case depending on the public debt ratings for non-credit enhanced long-term senior unsecured debt issued by the Company. Loans under the 2018 Term Loan Credit Agreement will amortize quarterly at a per annum rate of 10.0% of the aggregate principal amount of the loans made under the 2018 Term Loan Credit Agreement on the funding date, commencing December 31, 2018, with the balance payable on October 1, 2021. The Company may voluntarily prepay the term loans without premium or penalty. The 2018 Term Loan Credit Agreement contains various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum ratio of net debt to Consolidated EBITDA of 4.0x as of December 31, 2020, increasing to 4.75x on and after the closing of the N&B Transaction, with step-downs to 3.50x over time. As of December 31, 2020, the Company was in compliance with all covenants under this 2018 Term Loan Facility. In 2019, the Company made payments of $110 million on the 2018 Term Loan Facility.
2022 Term Loan Facility
On May 15, 2020, the Company entered into a Term Loan Agreement (as amended on August 25, 2020, the "2022 Term Loan Agreement") with China Construction Bank Corporation, New York Branch, as administrative agent, and the lenders party thereto, pursuant to which the lenders thereunder have committed to provide a senior unsecured two year term loan facility in an aggregate principal amount of up to $200 million (the "2022 Term Loan Facility"). The loans under the 2022 Term Loan Agreement bear interest, at the Company's option, at a per annum rate equal to either (x) an adjusted LIBOR rate plus an applicable margin varying from 1.225% to 2.475% or (y) a base rate plus an applicable margin varying from 0.225% to 1.475%, in each case depending on the public debt ratings for non-credit enhanced long-term senior unsecured debt issued by the Company. The Company may voluntarily prepay the term loans without premium or penalty, with the balance payable on the second anniversary of the funding date. There is no required amortization under the 2022 Term Loan Agreement.
As of December 31, 2020, the Company had $200 million outstanding in borrowings under the 2022 Term Loan Facility. The 2022 Term Loan Agreement contains various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum ratio of net debt to Consolidated EBITDA of 4.0x as of December 31, 2020, increasing to 4.75x on and after the closing of the N&B Transaction, with step-downs to 3.50x over time. As of December 31, 2020, the Company was in compliance with all covenants under this 2022 Term Loan Facility.
Revolving Credit Facility
On August 25, 2020, the Company entered into (i) the Second Amended and Restated Revolving Credit Agreement (the "Revolving Credit Agreement" and together with the 2018 Term Loan Credit Agreement and 2022 Term Loan Agreement, the “Credit Agreements”), which amended and restated the Credit Agreement dated as of November 9, 2011, as previously amended and restated as of December 2, 2016, and further amended as of May 21, 2018, June 6, 2018, July 13, 2018 and January 17, 2020 among the Company, certain of its subsidiaries, the lenders party thereto and Citibank, N.A. as administrative agent, providing for a senior unsecured revolving loan credit facility maturing June 6, 2023 (the “Revolving Credit Facility”).
The interest rate on the Revolving Credit Facility is, at the applicable borrower’s option, a per annum rate equal to either (x) an adjusted LIBOR rate plus an applicable margin varying from 1.25% to 2.50% or (y) a base rate plus an applicable margin varying from 0.25% to 1.50%, in each case depending on the public debt ratings for non-credit enhanced long-term senior unsecured debt issued by the Company.
The Revolving Credit Facility is available for general corporate purposes of each borrower and its subsidiaries. The obligations under the Revolving Credit Facility are unsecured and the Company has guaranteed the obligations of each other borrower under the Revolving Credit Facility. The Company pays a commitment fee on the aggregate unused commitments; such fee is not material. The Revolving Credit Agreement contains various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum ratio of net debt to Consolidated EBITDA of 4.0x as of December 31, 2020, increasing to 4.75x on and after the closing of the N&B Transaction, with step-downs to 3.50x over time.

In connection with the Revolving Credit Facility, the Company incurred $0.7 million of debt issuance costs. As of December 31, 2020, the Company was in compliance with all covenants under this Revolving Credit Facility. As of December 31, 2020, total availability under the Revolving Credit Facility was $1.0 billion, with no outstanding borrowings. Under the amended terms of the Revolver Credit Agreement, the Revolving Credit Facility increased from $1 billion to $2 billion upon completion of the N&B Transaction. As the Revolving Credit Facility is a multi-year revolving credit agreement, the Company classifies as long-term debt the portion that it has the intent and ability to maintain outstanding longer than 12 months.
2018 Senior Unsecured Notes
On September 26, 2018, the Company issued $300 million aggregate principal amount of senior unsecured notes that matured on September 25, 2020 (the “2020 Notes”). The 2020 Notes bear interest at a rate of 3.40% per year, payable semi-annually on March 25 and September 25 of each year, beginning March 25, 2019. Total proceeds from the issuance of the 2020 Notes, net of underwriting discounts and offering costs, were $298.9 million. During the third quarter of 2020, the Company repaid the 2020 Notes resulting in a payment of $300 million of which approximately $200 million was from the net proceeds received under the 2022 Term Loan Agreement.
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
The indenture of each note provides for customary events of default and contains certain negative covenants that limit the ability of the Company and its subsidiaries to grant liens on assets, or to enter into sale-leaseback transactions. In addition, subject to certain limitations, in the event of the occurrence of both (1) a change of control of the Company and (2) a downgrade of the Notes below investment grade rating by both Moody’s Investors Services, Inc., Standard & Poor’s Ratings Services and Fitch Ratings Inc. within a specified time period, the Company will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest to the date of repurchase.

Outstanding Borrowings
The following table shows the contractual maturities of the Company's long-term debt as of December 31, 2020.

	Payments Due by Period
(DOLLARS IN THOUSANDS)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Total Outstanding Borrowings	$4,444,112	$645,372	$500,000	$614,900	$2,683,840

NOTE 10.    INCOME TAXES
Earnings before income taxes consisted of the following:

	December 31,
(DOLLARS IN THOUSANDS)	2020	2019	2018
U.S. loss before taxes	$(141,428)	$(110,363)	$(99,125)
Foreign income before taxes	582,799	667,815	546,882
Total income before taxes	$441,371	$557,452	$447,757
The income tax provision consisted of the following:

	December 31,
(DOLLARS IN THOUSANDS)	2020	2019	2018
Current tax provision
Federal	$(8,813)	$9,979	$(11,568)
State and local	1,149	429	1,709
Foreign	149,381	146,055	98,433
Total current tax provision	141,717	156,463	88,574
Deferred tax provision
Federal	(7,943)	(41,126)	(8,287)
State and local	(2,057)	7,598	(7,092)
Foreign	(57,718)	(25,751)	34,781
Total deferred tax (benefit) provision	(67,718)	(59,279)	19,402
Total taxes on income	$73,999	$97,184	$107,976
Effective Tax Rate Reconciliation
Reconciliation between the U.S. federal statutory income tax rate to the actual effective tax rate was as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2020	2019	2018
Statutory tax rate	21.0%	21.0%	21.0%
Difference in effective tax rate on foreign earnings and remittances	(6.9)	(6.8)	(6.1)
Tax benefit from supply chain optimization	(5.0)	(1.0)	(3.0)
Unrecognized tax benefit, net of reversals	5.7	3.4	2.9
U.S. tax reform	—	—	(1.8)
Deferred taxes on deemed repatriation	(0.2)	0.8	10.1
Global intangible low-taxed income	5.3	—	1.8
U.S. foreign tax credit - general limitation	(1.9)	(1.2)	(1.1)
Acquisition costs	1.0	0.5	1.3
Establishment (release) of valuation allowance on state deferred	(0.4)	1.7	(1.5)
State and local taxes	(0.6)	(0.8)	0.6
Other, net	(1.2)	(0.2)	(0.1)
Effective tax rate	16.8%	17.4%	24.1%

The effective tax rate reflects the impact of a favorable mix of earnings and lower repatriation costs, partially offset by loss provisions and the cost of global intangible low-taxed income ("GILTI").
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revised the U.S. tax code effective January 1, 2018. The Tax Act created significant international tax provisions, including GILTI. The Company has elected to treat GILTI as a current period cost if and when incurred. This tax position resulted in a net $23.3 million income tax expense for the year ended December 31, 2020, which includes a provision to return adjustment.
The U.S. consolidated group has historically generated taxable income after the inclusion of foreign dividends which has allowed the Company to realize its federal deferred tax assets. Foreign dividends are subject to a 100% dividends received deduction under the Tax Act and do not serve as a source of federal taxable income. However, as of December 31, 2020 the U.S. consolidated group is in a cumulative income position, and is expected to continue to be in a cumulative income position principally due to the inclusion of global intangible low-taxed income and expects to realize tax benefits for the reversal of temporary differences. The corresponding U.S. federal taxable income is sufficient to realize $127.3 million in deferred tax assets as of December 31, 2020.
Further, as of December 31, 2020 the Company has maintained a valuation allowance of $12.6 million on certain state tax attributes based on a state taxable income forecast. The main inputs into the forecast are the 2020 taxable income projections. Changes in the performance of the North American business, the Company’s transfer pricing policies and adjustments to the Company’s U.S. tax profile could impact the estimate.
Deferred Taxes
The deferred tax assets and liabilities consisted of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2020	2019
Employee and retiree benefits	$108,119	$87,924
Credit and net operating loss carryforwards	270,699	220,156
Intangible assets	9,759	8,477
Amortizable R&D expenses	30,027	15,477
Gain on foreign currency translation	46,071	3,285
Interest limitation	50,978	39,867
Inventory	14,384	14,396
Lease obligations	53,339	53,751
Other, net	21,806	14,351
Gross deferred tax assets	605,182	457,684

Property, plant and equipment, net	(59,727)	(49,158)
Intangible assets	(585,635)	(621,044)
Right-of-use assets	(52,605)	(53,555)
Loss on foreign currency translation	(99)	—
Deferred taxes on deemed repatriation	(47,144)	(46,066)
Gross deferred tax liabilities	(745,210)	(769,823)
Valuation allowance	(257,171)	(203,765)
Total net deferred tax liabilities	$(397,199)	$(515,904)
Net operating loss carryforwards were $246.1 million and $207.9 million at December 31, 2020 and 2019, respectively. If unused, $42.1 million will expire between 2021 and 2040. The remainder, totaling $204.0 million, may be carried forward indefinitely. Tax credit carryforwards were $27.9 million and $18.5 million at December 31, 2020 and 2019, respectively. If unused, the $27.9 million will expire between 2021 and 2040.
Of the $274.0 million deferred tax asset for net operating loss carryforwards and credits at December 31, 2020, the Company considers it unlikely that a portion of the tax benefit will be realized. Accordingly, a valuation allowance of $225.8 million of net operating loss carryforwards and $10.0 million of tax credits has been established against these deferred tax assets.

Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2020	2019	2018
Balance of unrecognized tax benefits at beginning of year	$74,799	$50,953	$38,162
Gross amount of increases in unrecognized tax benefits as a result of positions taken during a prior year	10,445	20,361	9,751
Gross amount of decreases in unrecognized tax benefits as a result of positions taken during a prior year	(274)	(2,241)	(5,362)
Gross amount of increases in unrecognized tax benefits as a result of positions taken during the current year	24,400	13,274	14,677
The amounts of decreases in unrecognized benefits relating to settlements with taxing authorities	(1,736)	(3,575)	(4,550)
Reduction in unrecognized tax benefits due to the lapse of applicable statute of limitation	(8,739)	(3,973)	(1,725)
Balance of unrecognized tax benefits at end of year	$98,895	$74,799	$50,953
At December 31, 2020, 2019 and 2018, there were $98.2 million, $73.6 million, and $47.3 million, respectively, of unrecognized tax benefits recorded to Other liabilities and $0.7 million, $1.2 million and $3.6 million recorded to Other current liabilities for 2020, 2019 and 2018, respectively. If these unrecognized tax benefits were recognized, all the benefits and related interest and penalties would be recorded as a benefit to income tax expense.
For the year ended December 31, 2020, the Company increased its liabilities for interest and penalties by $3.4 million, net, increased its liabilities for interest and penalties by $11.0 million, net for the year ended 2019, and reduced its liabilities for interest and penalties by $1.1 million, net for the year ended 2018. At December 31, 2020, 2019 and 2018, the Company had accrued $17.3 million, $14.0 million and $3.0 million, respectively, of interest and penalties classified as Other liabilities, and $0.1 million to Other current liabilities for 2020. No such liabilities were accrued for the year ended December 31, 2019 and 2018.
As of December 31, 2020, the Company’s aggregate provision for unrecognized tax benefits, including interest and penalties, was $116.3 million, associated with various tax positions principally asserted in foreign jurisdictions, none of which is individually material.
Other
Tax benefits credited to Shareholders’ equity were $0.1 million for the years ended December 31, 2020 and 2019, and de minimis for the year ended December 31, 2018 associated with stock option exercises and PRSU dividends.
The Company regularly repatriates earnings from non-U.S. subsidiaries. As the Company repatriates these funds to the U.S. they will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of December 31, 2020, the Company had a deferred tax liability of $47.1 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
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

NOTE 11.    REVENUE RECOGNITION
On December 30, 2017, the first day of our 2018 fiscal year, the Company adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". Under Topic 606 (the "Revenue Standard"), revenue is recognized to reflect the transfer of goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The Company adopted the Revenue Standard using the modified retrospective method effective the first day of its 2018 fiscal year.
The Company recognizes revenue when control of the promised goods is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods. Sales, value added, and other taxes the Company collects are excluded from revenues. The Company receives payment in accordance with standard customer terms.
The following table presents the Company's revenues disaggregated by product categories:

	December 31,
(DOLLARS IN THOUSANDS)	2020	2019	2018
Taste
Flavor Compounds	$2,737,079	$2,827,681	$1,990,985
Flavor Ingredients	372,702	372,839	100,650
Total Taste	3,109,781	3,200,520	2,091,635
Scent
Fragrance Compounds	1,577,528	1,544,654	1,496,493
Fragrance Ingredients	396,930	394,910	389,411
Total Scent	1,974,458	1,939,564	1,885,904
Total revenues	$5,084,239	$5,140,084	$3,977,539
The following table presents the Company's revenues disaggregated by region, based on the region of its customers:

	December 31,
(DOLLARS IN THOUSANDS)	2020	2019	2018
Europe, Africa and Middle East	$1,987,398	$2,081,758	$1,396,316
Greater Asia	1,161,660	1,162,992	991,015
North America	1,228,243	1,170,497	1,010,126
Latin America	706,938	724,837	580,082
Total revenues	$5,084,239	$5,140,084	$3,977,539
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
Flavor and Fragrance Ingredients Revenues
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
Generally, the Company recognizes a sale at the time when it ships the product from its manufacturing facility to its customer, as this is the point when control of the goods or services has transferred to the customer. The amount of consideration received and revenue recognized is impacted by discounts offered to its customers. The Company estimates discounts based on an analysis of historical experience and current activity. The Company assesses its estimates of discounts at each reporting date throughout the contract period and updates its estimates until the uncertainty has been resolved. During the current period, changes to estimates of discounts have been immaterial.
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
The following table reflects the balances in the Company's contract assets, accounts receivable and contract liabilities for the periods ended December 31, 2020 and December 31, 2019:

	December 31,
(DOLLARS IN THOUSANDS)	2020	2019
Receivables (included in Trade receivables)	$950,350	$892,625
Contract asset - Short term	1,086	2,736
Contract liabilities - Short term	4,944	11,107

NOTE 12.    NET INCOME PER SHARE
Basic and diluted net income per share is based on the weighted average number of shares outstanding. A reconciliation of shares used in the computation of basic and diluted net income per share is as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2020	2019	2018
Net Income
Net income attributable to IFF stockholders	$363,228	$455,873	$337,302
Adjustment related to (increase) decrease in redemption value of redeemable noncontrolling interests in excess of earnings allocated	1,803	(2,097)	(2,848)
Net income available to IFF stockholders	$365,031	$453,776	$334,454
Shares
Weighted average common shares outstanding (basic)(1)	112,162	111,966	87,551
Adjustment for assumed dilution(2):
Stock options and restricted stock awards	305	356	303
SPC portion of the TEUs	1,163	985	267
Weighted average shares assuming dilution (diluted)	113,630	113,307	88,121
Net Income per Share
Net income per share - basic	$3.25	$4.05	$3.81
Net income per share - dilutive	3.21	4.00	3.79
_______________________
(1)For the year ended December 31, 2020 and 2019, the TEUs were assumed to be outstanding at the minimum settlement amount for weighted-average shares for basic earnings per share. See below for details.
(2)Effect of dilutive securities includes dilution under stock plans and incremental impact of TEUs. See below for details.
As discussed in Note 8, the Company issued 16,500,000 TEUs, consisting of a prepaid SPC and a senior amortizing note, for net proceeds of approximately $800.2 million on September 17, 2018. For the periods outstanding, the SPC portion of the TEUs were assumed to be settled at the minimum settlement amount of 0.3134 shares per SPC for weighted-average shares for basic earnings per share. For diluted earnings per share, the shares were assumed to be settled at a conversion factor based on the VWAP per share of the Company’s common stock not to exceed 0.3839 shares per SPC as of December 31, 2020 and 2019.
The Company has issued shares of Purchased Restricted Stock ("PRS") and Purchased Restricted Stock Units (“PRSUs”) which contain nonforfeitable rights to dividends and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The two-class method was not presented since the difference between basic and diluted net income per share for both common shareholders, PRS and PRSU holders was less than $0.04 per share as of December 31, 2020 and less than $0.01 per share as of December 31, 2019 and 2018, and for each year the number of PRS and PRSUs outstanding as of December 31, 2020, 2019 and 2018 was immaterial. Net income allocated to such PRS and PRSUs during 2020, 2019 and 2018 was approximately $1.0 million each year.
An immaterial amount of Stock-Settled Appreciation Rights (“SSARs”) were excluded from the computation of diluted net income per share at December 31, 2020, 2019 and 2018.

NOTE 13.    SHAREHOLDERS’ EQUITY
Dividends
Cash dividends declared per share were $3.04, $2.96 and $2.84 for the years ended December 31, 2020, 2019 and 2018, respectively. The Consolidated Balance Sheet reflects $82.3 million of dividends payable at December 31, 2020. This amount relates to a cash dividend of $0.77 per share declared in December 2020 and paid in January 2021. Dividends declared, but not paid as of December 31, 2019 and December 31, 2018 were $80.0 million ($0.75 per share) and $77.8 million ($0.73 per share), respectively.
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
Based on the total remaining amount of $279.7 million available under the repurchase program, 2,569,517 shares, or 2.3% of shares outstanding (based on the market price and weighted average shares outstanding as of December 31, 2020) could be repurchased under the program as of December 31, 2020.
As of May 7, 2018, the Company has suspended its share repurchases.

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
The cost of all employee stock-based awards are principally recognized on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. Total stock-based compensation expense included in the Consolidated Statement of Income and Comprehensive Income was as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2020	2019	2018
Equity-based awards	$35,798	$34,482	$29,401
Liability-based awards	3,865	4,128	2,517
Total stock-based compensation	39,663	38,610	31,918
Less tax benefit	(7,381)	(7,305)	(6,556)
Total stock-based compensation, net of tax	$32,282	$31,305	$25,362
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
Under the 2015 Plan, a total of 1,500,000 shares are authorized for issuance in addition to 1,552,694 shares remaining available under the 2010 plan that were rolled into the 2015 Plan. At December 31, 2020, 986,105 shares were subject to outstanding awards and 967,650 shares remained available for future awards under all of the Company’s equity award plans, including the 2015 Plan (excluding shares not yet issued under open cycles of the Company’s Long-Term Incentive Plan).
The Company offers a Long-Term Incentive Plan (“LTIP”) for senior management. The targeted payout is 50% cash and 50% IFF common stock at the end of the three-year cycle.
Up to and including the 2018-2020 cycle, the LTIP awards were earned based upon the achievement of: (i) defined Economic Profit ("EP") targets (representing approximately one-third of the award value), and (ii) the Company's performance ranking of Total Shareholder Return as a percentile of the S&P 500 ("Relative TSR") (representing approximately two-thirds of the award value). With respect to the 2019-2021 cycle, the LTIP awards are earned based upon the achievement of: (i) Relative TSR targets (now representing one-half of the award value), and (ii) the Company's achievement of a defined Leverage Ratio (representing one-half of the award value). ). For the 2020-2022 cycle, the LTIP awards are earned based on the achievement of: (i) an annual Leverage Ratio for 2020 (representing one-sixth of the award value), (ii) a 2-year cumulative Leverage Ratio for 2021-2022 (representing one-third of the award value), and (iii) Relative TSR targets (representing one-half of the award value).

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
The 2016-2018 cycle concluded at the end of 2018 and an aggregate 25,394 shares of common stock were issued in March 2019. The 2017-2019 cycle concluded at the end of 2019 and an aggregate 14,579 shares of common stock were issued in March 2020. The 2018-2020 cycle concluded at the end of 2020 and an aggregate 7,484 shares of common stock will be issued in March 2021.
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
SSARs and Options
SSARs are a contractual right to receive the value, in shares of Company stock, of the appreciation in our stock price from the grant date to the date the SSARs are exercised by the participant. SSARs granted become exercisable on the third anniversary of the grant date and have a maximum term of 7 years. SSARs do not require a financial investment by the SSARs grantee. Stock options require the participant to pay the exercise price at the time they exercise their stock options. No stock options were granted in 2020, 2019 or 2018.
SSARs and options activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Shares Subject to SSARs/Options	Weighted Average Exercise Price	SSARs/ Options Exercisable
December 31, 2019	15	$138.73	1
Granted	27	133.10
Exercised	—	—
Canceled	—	—
December 31, 2020	42	$135.01	1
The weighted average exercise price of SSARs and options exercisable at December 31, 2020, 2019 and 2018 were $118.10, $118.10 and $64.96, respectively.
SSARs and options outstanding at December 31, 2020 was as follows:

Price Range	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Over $115	42	5.71	$135.01	$—
SSARs and options exercisable as of December 31, 2020 was as follows:

Price Range	Number Exercisable (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Over $115	1	1.34	$118.10	$—
The total intrinsic value of options/SSARs exercised during 2019 and 2018 totaled $0.2 million and $0.1 million, respectively.
As of December 31, 2020, there was $0.4 million of total unrecognized compensation cost related to non-vested SSARs granted; such cost is expected to be recognized over a period of 0.9 years.

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
RSU activity was as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
December 31, 2019	497	$130.24
Granted	212	121.55
Vested	(161)	130.99
Forfeited	(23)	128.29
December 31, 2020	525	$126.62
The total fair value of RSUs that vested during the year ended December 31, 2020 was $19.5 million.
As of December 31, 2020, there was $26.4 million of total unrecognized compensation cost related to non-vested RSUs granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of 1.7 years.
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
The following table summarizes the Company's PRSU activity for the years ended December 31, 2020, 2019 and 2018:

(DOLLARS IN MILLIONS)	Issued Shares	Aggregate Purchase Price	Covered Shares
2020	66,160	$8.7	33,080
2019	61,991	8.5	30,996
2018	66,674	9.3	33,337
PRSU activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
December 31, 2019	168	$138.96
Granted	66	131.31
Vested	(41)	138.83
Forfeited	—	—
December 31, 2020	193	$136.37
The total fair value of PRSUs that vested during the year ended December 31, 2020 was $4.0 million.
As of December 31, 2020, there was $10.1 million of total unrecognized compensation cost related to non-vested PRSUs granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of 1.6 years.

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
Cash RSU activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Cash RSUs	Weighted Average Fair Value Per Share
December 31, 2019	95	$126.35
Granted	50	108.84
Vested	(30)	131.93
Forfeited	(4)	120.15
December 31, 2020	111	$108.84
The total fair value of Cash RSUs that vested during the year ended December 31, 2020 was $3.8 million.
As of December 31, 2020, there was $5.5 million of total unrecognized compensation cost related to non-vested Cash RSUs granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of 1.9 years. The aggregate compensation cost will be adjusted based on changes in the Company’s stock price.

NOTE 15.    SEGMENT INFORMATION
During the first quarter of 2020, the Company reorganized its reporting structure and combined substantially all of the components of the former Frutarom reportable operating segment into the former Taste reportable operating segment. Prior year amounts have been recast to conform to the current year reporting structure. As a result of the reorganization, the Company is organized into two reportable operating segments, Taste and Scent; these segments align with the internal structure used to manage these businesses.
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

Reportable segment information is as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2020	2019	2018
Net sales
Taste	$3,109,781	$3,200,520	$2,091,635
Scent	1,974,458	1,939,564	1,885,904
Consolidated	$5,084,239	$5,140,084	$3,977,539

	December 31,
(DOLLARS IN THOUSANDS)	2020	2019
Segment assets
Taste	$10,356,936	$10,319,779
Scent	3,056,211	2,757,491
Global assets	142,524	210,141
Consolidated	$13,555,671	$13,287,411

	December 31,
(DOLLARS IN THOUSANDS)	2020	2019	2018
Segment profit:
Taste	$436,387	$482,394	$419,264
Scent	357,281	349,445	325,901
Global expenses	(63,982)	(38,759)	(67,799)
Operational Improvement Initiatives (a)	—	(2,267)	(2,169)
Acquisition Related Costs (b)	—	—	1,289
Frutarom Integration Related Costs (c)	(9,849)	(55,160)	(7,188)
Restructuring and Other Charges, net (d)	(17,295)	(29,765)	(4,086)
(Losses) gains on Sale of Assets	(3,784)	(2,367)	1,177
Employee Separation Costs (e)	(2,813)	—	—
FDA Mandated Product Recall (f)	—	(250)	7,125
Frutarom Acquisition Related Costs (g)	(1,465)	(5,940)	(89,632)
Compliance Review & Legal Defense Costs (h)	(3,278)	(11,314)	—
N&B Transaction Related Costs (i)	(28,100)	(20,747)	—
N&B Integration Related Costs (j)	(96,618)	—	—
Operating Profit	566,484	665,270	583,882
Interest expense	(131,802)	(138,221)	(132,558)
Loss on extinguishment of debt	—	—	(38,810)
Other income, net	6,689	30,403	35,243
Income before taxes	$441,371	$557,452	$447,757
Profit margin:
Taste	14.0%	15.1%	20.0%
Scent	18.1%	18.0%	17.3%
Consolidated	11.1%	12.9%	14.7%

(a)	Represents accelerated depreciation related to plant relocations in India and China.
(b)	Represents adjustments to the fair value for an equity method investment in Canada which we began consolidating in the second quarter of 2019.
(c)	Represents costs related to the integration of the Frutarom acquisition. For 2020, costs primarily related to advisory services, retention bonuses and performance stock awards. For 2019, costs principally related to advisory services.
(d)	For 2020, represents costs primarily related to the Frutarom Integration Initiative. For 2019, represents costs primarily related to the Frutarom Integration Initiative and the 2019 Severance Program.

(e)	Represents costs related to severance liabilities for two executives who have announced their retirement.
(f)	Represents additional claims that management paid to co-packers.
(g)	Represents transaction-related costs and expenses related to the acquisition of Frutarom. For 2020, amount primarily includes earn-out payments, net of adjustments, amortization for inventory "step-up" costs and transaction costs principally related to the 2019 Acquisition Activity. For 2019, amount primarily includes amortization for inventory "step-up" costs and transaction costs.
(h)	Costs related to reviewing the nature of inappropriate payments and review of compliance in certain other countries. In addition, includes legal costs for related shareholder lawsuits.
(i)	Represents transaction costs and expenses related to the transaction with N&B, principally related to legal and professional fees for capital raising activities.
(j)	Represents costs primarily related to advisory services for the integration of the transaction with N&B, principally consulting fees.
The Company has not disclosed revenues at a lower level than provided herein, such as revenues from external customers by product, as it is impracticable for it to do so.
The Company had no customers that accounted for greater than 10% of consolidated net sales in 2020, 2019 and 2018. The Company's largest customer had net sales of $342.2 million, $336.1 million and $356.8 million in 2020, 2019 and 2018, respectively. The majority of these sales were in the Scent reportable operating segment.
Long-lived assets, net, by country, consisted as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2020	2019
United States	$389,335	$382,659
Netherlands	88,090	91,313
Singapore	63,446	68,751
China	172,442	188,194
Other	744,872	656,003
Consolidated	$1,458,185	$1,386,920
Segment capital expenditures and depreciation and amortization consisted as follows:

	Capital Expenditures			Depreciation and Amortization
(DOLLARS IN THOUSANDS)	2020	2019	2018	2020	2019	2018
Taste	$107,322	$135,421	$82,712	$244,704	$247,791	$101,224
Scent	77,192	92,279	82,400	73,801	69,225	65,066
Global assets	7,280	8,278	4,982	6,855	6,314	7,502
Consolidated	$191,794	$235,978	$170,094	$325,360	$323,330	$173,792
Net sales are attributed to individual regions based upon the destination of product delivery and are as follows:

	Net Sales by Geographic Area
(DOLLARS IN THOUSANDS)	2020	2019	2018
Europe, Africa and Middle East	$1,987,398	$2,081,758	$1,396,316
Greater Asia	1,161,660	1,162,992	991,015
North America	1,228,243	1,170,497	1,010,126
Latin America	706,938	724,837	580,082
Consolidated	$5,084,239	$5,140,084	$3,977,539

	Net Sales by Geographic Area
(DOLLARS IN THOUSANDS)	2020	2019	2018
Net sales related to the U.S.	$1,093,031	$1,052,654	$952,550
Net sales attributed to all foreign countries	3,991,208	4,087,430	3,024,989
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
The Company offers a non-qualified Deferred Compensation Plan ("DCP") for certain key employees and non-employee directors. Eligible employees and non-employee directors may elect to defer receipt of salary, incentive payments and Board of Directors’ fees into participant-directed investments which are generally invested by the Company in individual variable life insurance contracts it owns that are designed to informally fund savings plans of this nature. The cash surrender value of life insurance is based on the net asset values of the underlying funds available to plan participants. At December 31, 2020 and December 31, 2019, the Consolidated Balance Sheet reflects liabilities of $58.8 million and $50.9 million, respectively, related to the DCP in Other liabilities and $28.6 million and $28.2 million, respectively, included in Capital in excess of par value related to the portion of the DCP that will be paid out in IFF shares.
The total cash surrender value of life insurance contracts the Company owns in relation to the DCP and post-retirement life insurance benefits amounted to $49.4 million and $47.6 million at December 31, 2020 and 2019, respectively, and are recorded in Other assets in the Consolidated Balance Sheet.
The plan assets and benefit obligations of the defined benefit pension plans are measured at December 31 of each year.

	U.S. Plans			Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost
Service cost for benefits earned(1)	$1,283	$1,378	$1,971	$23,952	$19,319	$18,738
Interest cost on projected benefit obligation(2)	17,261	21,954	19,393	12,767	17,775	17,704
Expected return on plan assets(2)	(28,322)	(27,927)	(30,994)	(45,919)	(43,480)	(50,546)
Net amortization of deferrals(2)	7,939	5,464	6,592	15,322	11,654	11,798
Settlements and curtailments(2)	—	—	—	4,473	189	—
Net periodic benefit cost	(1,839)	869	(3,038)	10,595	5,457	(2,306)
Defined contribution and other retirement plans	12,428	9,363	10,527	7,344	9,001	6,859
Total expense	$10,589	$10,232	$7,489	$17,939	$14,458	$4,553
Changes in plan assets and benefit obligations recognized in OCI
Net actuarial (gain) loss	$(1,204)	$(3,140)		$69,945	$61,865
Recognized actuarial loss	(7,883)	(5,421)		(20,437)	(12,479)
Prior service cost	102	—		367	—
Recognized prior service (cost) credit	(56)	(43)		642	636
Currency translation adjustment	—	—		27,605	6,584
Total (gain) loss recognized in OCI (before tax effects)	$(9,041)	$(8,604)		$78,122	$56,606
 _______________________
(1)Included as a component of Operating Profit.

(2)Included as a component of Other Income (Expense), net.

	Postretirement Benefits
(DOLLARS IN THOUSANDS)	2020	2019	2018
Components of net periodic benefit cost
Service cost for benefits earned	$603	$568	$755
Interest cost on projected benefit obligation	1,781	2,265	2,460
Net amortization and deferrals	(4,655)	(4,919)	(5,497)
Total credit	$(2,271)	$(2,086)	$(2,282)
Changes in plan assets and benefit obligations recognized in OCI
Net actuarial loss	$4,944	$3,941
Recognized actuarial loss	(1,309)	(1,132)
Recognized prior service credit	5,964	6,051
Total recognized in OCI (before tax effects)	$9,599	$8,860

The weighted-average actuarial assumptions used to determine expense at December 31 of each year are:

	U.S. Plans			Non-U.S. Plans
	2020	2019	2018	2020	2019	2018
Discount rate	3.26%	4.31%	3.69%	1.49%	2.22%	2.15%
Expected return on plan assets	5.60%	5.60%	6.20%	4.62%	4.87%	5.19%
Rate of compensation increase	3.25%	3.25%	3.25%	2.46%	1.93%	1.98%
Changes in the postretirement benefit obligation and plan assets, as applicable, are detailed in the following table:

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
(DOLLARS IN THOUSANDS)	2020	2019	2020	2019	2020	2019
Benefit obligation at beginning of year	$620,654	$562,043	$1,099,084	$957,935	$64,174	$59,625
Service cost for benefits earned	1,283	1,378	23,952	19,319	603	568
Interest cost on projected benefit obligation	17,261	21,954	12,767	17,775	1,781	2,265
Actuarial (gain) loss	76,749	68,839	108,945	119,891	4,944	3,941
Plan amendments	102	—	367	—	—	—
Adjustments for expense/tax contained in service cost	—	—	(1,293)	(1,333)	—	—
Plan participants’ contributions	—	—	2,848	2,803	374	437
Benefits paid	(34,402)	(33,560)	(27,822)	(28,977)	(3,241)	(2,662)
Curtailments / settlements	—	—	(11,125)	(3,455)	—	—
Translation adjustments	—	—	85,774	13,935	—	—
Other	(24)	—	747	1,191	—	—
Benefit obligation at end of year	$681,623	$620,654	$1,294,244	$1,099,084	$68,635	$64,174

Fair value of plan assets at beginning of year	$602,408	$532,381	$1,005,283	$896,782
Actual return on plan assets	106,255	99,904	83,625	100,163
Employer contributions	3,710	3,683	21,123	20,031
Participants’ contributions	—	—	2,848	2,803
Benefits paid	(34,402)	(33,560)	(27,822)	(28,977)
Settlements	—	—	(11,125)	(3,455)
Translation adjustments	—	—	70,282	16,982
Other	58	—	748	954
Fair value of plan assets at end of year	$678,029	$602,408	$1,144,962	$1,005,283
Funded status at end of year	$(3,594)	$(18,246)	$(149,282)	$(93,801)

The amounts recognized in the balance sheet are detailed in the following table:

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2020	2019	2020	2019
Other assets	$54,330	$35,239	$46,913	$50,418
Other current liabilities	(4,260)	(4,193)	(1,357)	(1,179)
Retirement liabilities	(53,664)	(49,292)	(194,838)	(143,040)
Net amount recognized	$(3,594)	$(18,246)	$(149,282)	$(93,801)
The amounts recognized in AOCI are detailed in the following table:

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
(DOLLARS IN THOUSANDS)	2020	2019	2020	2019	2020	2019
Net actuarial loss	$133,741	$142,828	$454,420	$376,991	$19,071	$15,436
Prior service cost (credit)	154	108	(2,474)	(3,087)	(21,174)	(27,138)
Total AOCI (before tax effects)	$133,895	$142,936	$451,946	$373,904	$(2,103)	$(11,702)

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2020	2019	2020	2019
Accumulated Benefit Obligation — end of year	$679,957	$618,486	$1,243,461	$1,062,515
Information for Pension Plans with an ABO in excess of Plan Assets:
Projected benefit obligation	$60,313	$55,714	$813,026	$656,574
Accumulated benefit obligation	60,012	55,671	762,308	620,087
Fair value of plan assets	2,389	2,229	616,830	512,356
Weighted-average assumptions used to determine obligations at December 31
Discount rate	2.51%	3.26%	0.85%	1.50%
Rate of compensation increase	3.25%	3.25%	2.55%	2.48%

(DOLLARS IN THOUSANDS)	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Estimated Future Benefit Payments
2021	$38,308	$29,364	$3,737
2022	38,888	29,406	3,748
2023	39,373	30,150	3,735
2024	39,761	31,243	3,840
2025	39,552	32,774	3,900
2026 - 2030	192,040	180,230	19,351
Contributions
Required Company Contributions in Following Year (2021)	$4,364	$24,964	$3,737
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

The percentage of assets in the Company's pension plans, by type, is as follows:

	U.S. Plans		Non-U.S. Plans
	2020	2019	2020	2019
Cash and cash equivalents	1%	1%	3%	1%
Equities	29%	13%	10%	14%
Fixed income	70%	86%	38%	37%
Property	—%	—%	8%	8%
Alternative and other investments	—%	—%	41%	40%
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
The following tables present the Company's plan assets for the U.S. and non-U.S. plans using the fair value hierarchy as of December 31, 2020 and 2019. The plans’ assets were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and their placement within the fair value hierarchy levels. For more information on a description of the fair value hierarchy, see Note 17.

	U.S. Plans for the Year Ended
	December 31, 2020
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash Equivalents	$—	$3,799	$—	$3,799
Fixed Income Securities
Government & Government Agency Bonds	—	19,002	—	19,002
Corporate Bonds	—	104,064	—	104,064
Municipal Bonds	—	6,480	—	6,480
Assets measured at net asset value(1)	—	—	—	543,687
Total	$—	$133,345	$—	$677,032
Receivables				$997
Total				$678,029

	U.S. Plans for the Year Ended
	December 31, 2019
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash Equivalents	$—	$4,431	$—	$4,431
Fixed Income Securities
Government & Government Agency Bonds	—	19,427	—	19,427
Corporate Bonds	—	112,137	—	112,137
Municipal Bonds	—	8,460	—	8,460
Assets measured at net asset value(1)	—	—	—	456,606
Total	$—	$144,455	$—	$601,061
Receivables				$1,347
Total				$602,408
_______________________
(1)Investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheet. The total amount measured at net asset value includes approximately $200.8 million and $80.4 million in pooled equity funds and $342.9 million and $376.0 million in fixed income mutual funds for the years ended December 31, 2020 and 2019, respectively.

	Non-U.S. Plans for the Year Ended
	December 31, 2020
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash	$12,730	$18,864	$—	$31,594
Equity Securities
U.S. Large Cap	57,461	7,557	—	65,018
U.S. Mid Cap	5	—	—	5
Non-U.S. Large Cap	26,162	—	—	26,162
Non-U.S. Mid Cap	1,213	—	—	1,213
Non-U.S. Small Cap	872	—	—	872
Emerging Markets	25,391	—	—	25,391
Fixed Income Securities
U.S. Treasuries/Government Bonds	97	—	—	97
U.S. Corporate Bonds	—	43,119	—	43,119
Non-U.S. Treasuries/Government Bonds	162,947	—	—	162,947
Non-U.S. Corporate Bonds	33,596	138,920	—	172,516
Non-U.S. Asset-Backed Securities	—	50,717	—	50,717
Non-U.S. Other Fixed Income	2,636	—	—	2,636
Alternative Types of Investments
Insurance Contracts	—	247,426	274	247,700
Derivative Financial Instruments	—	91,225	—	91,225
Absolute Return Funds	4,086	92,785	—	96,871
Other	11,191	2,565	18,837	32,593
Real Estate
Non-U.S. Real Estate	—	—	94,286	94,286
Total	$338,387	$693,178	$113,397	$1,144,962

	Non-U.S. Plans for the Year Ended
	December 31, 2019
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash	$5,921	$—	$—	$5,921
Equity Securities
U.S. Large Cap	58,926	25,616	—	84,542
Non-U.S. Large Cap	24,720	—	—	24,720
Non-U.S. Mid Cap	956	—	—	956
Non-U.S. Small Cap	738	—	—	738
Emerging Markets	27,374	—	—	27,374
Fixed Income Securities
U.S. Treasuries/Government Bonds	108	—	—	108
U.S. Corporate Bonds	—	32,013	—	32,013
Non-U.S. Treasuries/Government Bonds	117,890	—	—	117,890
Non-U.S. Corporate Bonds	33,320	150,034	—	183,354
Non-U.S. Asset-Backed Securities	—	33,654	—	33,654
Non-U.S. Other Fixed Income	2,553	—	—	2,553
Alternative Types of Investments
Insurance Contracts	—	152,025	266	152,291
Derivative Financial Instruments	—	65,016	—	65,016
Absolute Return Funds	3,431	154,463	—	157,894
Other	—	2,330	30,183	32,513
Real Estate
Non-U.S. Real Estate	—	—	83,746	83,746
Total	$275,937	$615,151	$114,195	$1,005,283
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
Absolute return funds are actively managed funds mainly invested in debt and equity securities and are valued at their NAVs.
The following table presents a reconciliation of Level 3 non-U.S. plan assets held during the year ended December 31, 2020:

	Non-U.S. Plans
(DOLLARS IN THOUSANDS)	Real Estate	Hedge Funds	Total
Ending balance as of December 31, 2019	$84,013	$30,182	$114,195
Actual return on plan assets	8,677	1,658	10,335
Purchases, sales and settlements	1,871	(13,004)	(11,133)
Ending balance as of December 31, 2020	$94,561	$18,836	$113,397

The following weighted average assumptions were used to determine the postretirement benefit expense and obligation for the years ended December 31:

	Expense		Liability
	2020	2019	2020	2019
Discount rate	3.30%	4.30%	2.60%	3.30%
Current medical cost trend rate	7.25%	7.50%	7.00%	7.25%
Ultimate medical cost trend rate	4.75%	4.75%	4.75%	4.75%
Medical cost trend rate decreases to ultimate rate in year	2030	2030	2030	2030
The following table presents the sensitivity of disclosures to changes in selected assumptions for the year ended December 31, 2020:

(DOLLARS IN THOUSANDS)	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Benefit Plan
25 Basis Point Decrease in Discount Rate
Change in PBO	18,716	69,107	N/A
Change in ABO	18,657	66,092	2,180
Change in pension expense	(219)	3,705	265
25 Basis Point Decrease in Long-Term Rate of Return
Change in pension expense	1,266	2,663	N/A
The Company contributed $21.1 million to its non-U.S. pension plans in 2020. No contributions were made to the Company's qualified U.S. pension plans in 2020. The Company made $3.6 million in benefit payments with respect to its non-qualified U.S. pension plan. In addition, $3.2 million of payments were made with respect to the Company's other postretirement plans.

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

The carrying value and the estimated fair values of financial instruments at December 31 consisted of the following:

	2020		2019
(DOLLARS IN THOUSANDS)	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 1
Cash and cash equivalents(1)	$649,541	$649,541	$606,823	$606,823
LEVEL 2
Credit facilities and bank overdrafts(2)	1,560	1,560	3,131	3,131
Derivatives
Derivative assets(3)	1,321	1,321	3,575	3,575
Derivative liabilities(3)	29,203	29,203	7,415	7,415
Long-term debt:(4)
2020 Notes	—	—	299,381	302,700
2021 Euro Notes	368,234	369,825	334,561	338,244
2023 Notes	299,311	315,570	299,004	305,580
2024 Euro Notes	613,564	647,902	558,124	586,825
2026 Euro Notes	978,134	1,060,816	890,183	945,306
2028 Notes	397,006	472,194	396,688	441,500
2047 Notes	493,992	607,975	493,571	526,106
2048 Notes	786,216	1,059,131	785,996	919,040
2018 Term Loan Facility(2)	239,817	240,000	239,621	240,000
2022 Term Loan Facility(2)	199,377	200,000	—	—
Amortizing Notes(5)	36,250	36,609	82,079	84,430
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
Cross Currency Swaps
During the third quarter of 2019, the Company entered into a transaction to unwind the four cross currency swaps designated as net investment hedges issued in the fourth quarter of 2018 and received proceeds of $33.6 million, including $7.7 of interest income. The gain arising from the termination of the swaps has been included as a component of Accumulated other comprehensive loss. Following the termination of the existing swaps, (during the third quarter of 2019,) the Company entered into four new EUR/USD cross currency swaps that mature through May 2023. The swaps all qualified as net investment hedges in order to mitigate a portion of the Company's net European investments from foreign currency risk. During the third quarter of 2020, the Company entered into a transaction to unwind two of the swaps issued in the third quarter of 2019 and paid proceeds of $14.6 million, net of accrued interest receivable of $2.2 million. The loss arising from the termination of the swaps has been included as a component of accumulated other comprehensive loss. As of December 31, 2020, the two remaining swaps were in a net liability position with an aggregate fair value of $23.4 million which was classified as other current liabilities. Changes in fair value related to cross currency swaps are recorded in OCI.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of December 31, 2020 and December 31, 2019:

	December 31,
(DOLLARS IN THOUSANDS)	2020	2019
Foreign currency contracts	$220,804	$473,600
Cross currency swaps	300,000	600,000
The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy) as reflected in the Consolidated Balance Sheet as of December 31, 2020 and December 31, 2019:

	December 31, 2020
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(a)
Foreign currency contracts	$391	$930	$1,321
Derivative liabilities(b)
Foreign currency contracts	5,411	383	5,794
Cross currency swaps	23,409	—	23,409
Total derivative liabilities	$28,820	$383	$29,203

	December 31, 2019
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(a)
Foreign currency contracts	$1,310	$2,265	$3,575
Derivative liabilities(b)
Foreign currency contracts	$797	$2,431	$3,228
Interest rate swaps	4,187	—	4,187
Total derivative liabilities	$4,984	$2,431	$7,415
_______________________
(a)Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.
(b)Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Income and Comprehensive Income for the years ended December 31, 2020 and December 31, 2019:

(DOLLARS IN THOUSANDS)	Amount of Gain (Loss) For the year ended December 31,		Location of Gain (Loss) Recognized in Income on Derivative
	2020	2019
Foreign currency contracts	$9,319	$557	Other (income) expense, net
These net gains (losses) mostly offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.
The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments, net of tax, in the Consolidated Statement of Income and Comprehensive Income for the years ended December 31, 2020 and December 31, 2019 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	For the years ended December 31,			For the years ended December 31,
	2020	2019		2020	2019
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$(9,796)	$(3,535)	Cost of goods sold	$4,720	$8,504
Interest rate swaps (1)	858	857	Interest expense	(858)	(857)
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	(13,450)	—	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	(41,806)	5,440	N/A	—	—
2021 Euro Notes & 2026 Euro Notes	(91,974)	11,969	N/A	—	—
Total	$(156,168)	$14,731		$3,862	$7,647
_______________________
(1)Interest rate swaps were entered into as pre-issuance hedges for the Company's bond offerings.
The ineffective portion of the above noted cash flow hedges and net investment hedges was not material for the years ended December 31, 2020 and 2019.
The Company expects approximately $4.1 million (net of tax), of derivative gains included in AOCI at December 31, 2020, based on current market rates, will be reclassified into earnings within the next twelve months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

NOTE 18.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

(DOLLARS IN THOUSANDS)	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive loss, net of tax, as of December 31, 2019	$(373,043)	$2,068	$(345,919)	$(716,894)
OCI before reclassifications	88,132	(5,076)	(73,735)	9,321
Amounts reclassified from AOCI	—	(3,862)	13,894	10,032
Net current period other comprehensive income (loss)	88,132	(8,938)	(59,841)	19,353
Accumulated other comprehensive loss, net of tax, as of December 31, 2020	$(284,911)	$(6,870)	$(405,760)	$(697,541)

(DOLLARS IN THOUSANDS)	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2018	$(396,996)	$4,746	$(309,977)	$(702,227)
OCI before reclassifications	23,953	4,969	(45,599)	(16,677)
Amounts reclassified from AOCI	—	(7,647)	9,657	2,010
Net current period other comprehensive income (loss)	23,953	(2,678)	(35,942)	(14,667)
Accumulated other comprehensive loss, net of tax, as of December 31, 2019	$(373,043)	$2,068	$(345,919)	$(716,894)

(DOLLARS IN THOUSANDS)	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2017	$(297,416)	$(10,332)	$(329,734)	$(637,482)
OCI before reclassifications	(99,580)	8,011	9,717	(81,852)
Amounts reclassified from AOCI	—	7,067	10,040	17,107
Net current period other comprehensive income (loss)	(99,580)	15,078	19,757	(64,745)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2018	$(396,996)	$4,746	$(309,977)	$(702,227)

The following table provides details about reclassifications out of AOCI to the Consolidated Statement of Comprehensive Income:

	Year Ended December 31,
(DOLLARS IN THOUSANDS)	2020	2019	2018	Affected Line Item in the Consolidated Statement of Comprehensive Income
(Losses) gains on derivatives qualifying as hedges
Foreign currency contracts	$5,394	$9,719	$(7,089)	Cost of goods sold
Interest rate swaps	(858)	(857)	(864)	Interest expense
Tax	(674)	(1,215)	886	Provision for income taxes
Total	$3,862	$7,647	$(7,067)	Total, net of income taxes
(Losses) gains on pension and postretirement liability adjustments
Prior service cost	$6,550	$6,644	$7,752	(a)
Actuarial losses	(29,629)	(19,032)	(20,645)	(a)
Tax	9,185	2,731	2,853	Provision for income taxes
Total	$(13,894)	$(9,657)	$(10,040)	Total, net of income taxes
_______________________
(a)The amortization of prior service cost and actuarial loss is included in the computation of net periodic benefit cost. Refer to Note 16 to the Consolidated Financial Statements for additional information regarding net periodic benefit cost.

NOTE 19.    CONCENTRATIONS OF CREDIT RISK
The Company does not have significant concentrations of risk in financial instruments. Temporary investments are made in a well-diversified portfolio of high-quality, liquid obligations of government, corporate and financial institutions. There are also limited concentrations of credit risk with respect to trade receivables because the Company has a large number of customers who are spread across many industries and geographic regions. The Company’s larger customers are each spread across many sub-categories of its segments and geographical regions. The Company had no customer that accounted for more than 10% of its consolidated net sales for the years ended 2020, 2019 and 2018.

NOTE 20.    COMMITMENTS AND CONTINGENCIES
Guarantees and Letters of Credit
The Company has various bank guarantees and letters of credit which are available for use to support its ongoing business operations and to satisfy governmental requirements associated with pending litigation in various jurisdictions.
At December 31, 2020, the Company had total bank guarantees and standby letters of credit of approximately $48.7 million with various financial institutions. Included in the above aggregate amount is a total of $14.6 million for other assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of December 31, 2020.
In order to challenge the assessments in these cases in Brazil, the Company has been required to and has separately pledged assets, principally property, plant and equipment to cover assessments in the amount of approximately $7.7 million as of December 31, 2020.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of December 31, 2020, the Company had available lines of credit of $106.4 million with various financial institutions, in addition to the $626.9 million of capacity under the Credit Facility. There were no material amounts drawn down pursuant to these lines of credit as of December 31, 2020.
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
Litigation Matters
On August 12, 2019, Marc Jansen filed a putative securities class action against IFF, its Chairman and CEO, and its then-CFO, in the United States District Court for the Southern District of New York. The lawsuit was filed after IFF disclosed that preliminary results of investigations indicated that Frutarom businesses operating principally in Russia and Ukraine had made improper payments to representatives of customers. On December 26, 2019, the Court appointed a group of six investment funds as lead plaintiff and Pomerantz LLP as lead counsel. On March 16, 2020, lead plaintiff filed an amended complaint, which added Frutarom and certain former officers of Frutarom as defendants. The amended complaint alleges, among other things, that defendants made materially false and misleading statements or omissions concerning IFF’s acquisition of Frutarom, the integration of the two companies, and the companies’ financial reporting and results. The amended complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and under the Israeli Securities Act-1968, against all defendants, and under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants, on behalf of a putative class of persons and entities who purchased or otherwise acquired IFF securities on the New York Stock Exchange between May 7, 2018 and August 12, 2019 and persons and entities who purchased or otherwise acquired IFF securities on the Tel Aviv Stock Exchange between October 9, 2018 and August 12, 2019. The amended complaint seeks an award of unspecified compensatory damages, costs, and expenses. IFF, its officers, and Frutarom filed a motion to dismiss the case on June 26, 2020.
Two motions to approve securities class actions were filed in the Tel Aviv District Court, Israel, in August 2019, similarly alleging, among other things, false and misleading statements largely in connection with IFF’s acquisition of Frutarom and the above-mentioned improper payments. One motion ("Borg") asserts claims under the U.S. federal securities laws against IFF, its Chairman and CEO, and its former CFO. On November 8, 2020 IFF and its officers filed their response to the Borg motion. The other motion ("Oman") (following an initial amendment) asserted claims under the Israeli Securities Act-1968 against IFF, its Chairman and CEO, and its former CFO, and against Frutarom and certain former Frutarom officers and directors, as well as claims under the Israeli Companies Act-1999 against certain former Frutarom officers and directors. On October 4, 2020, the Oman plaintiff filed a motion to remove IFF and its officers from the motion and to add factual allegations from the U.S. amended complaint. Responses to the motion to amend the Oman motion were filed during November 2020. The court granted the motion to amend the Oman motion on February 17, 2021.
On October 29, 2019, IFF and Frutarom filed a claim in the Tel Aviv District Court, Israel, against Ori Yehudai, the former President and CEO of Frutarom, and against certain former directors of Frutarom, challenging the bonus of US $20 million granted to Yehudai in 2018. IFF and Frutarom allege, among other things, that Yehudai was not entitled to receive the bonus because he breached his fiduciary duty by, among other things, knowing of the above-mentioned improper payments and failing to prevent them from being made. The parties agreed, pursuant to the court’s recommendation, to attempt to resolve the dispute through mediation, which is still ongoing, during which the proceedings relating to this claim are stayed.
On March 11, 2020, an IFF shareholder filed a motion to approve a class action in Israel against, among others, Frutarom, Yehudai, and Frutarom’s former board of directors, alleging that former minority shareholders of Frutarom were harmed as a result of the US $20 million bonus paid to Yehudai. The parties to this motion agreed to attempt to resolve the dispute through mediation to take place regarding the aforesaid claim against Yehudai, which as noted is still ongoing, during which the proceedings relating to this motion are stayed.
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
The net book value of the plant in Jiande, China was approximately $68 million as of December 31, 2020.
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
The net book value of the plant in Guangzhou was approximately $62 million as of December 31, 2020.
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
The net book value of the existing plant was approximately $9 million as of December 31, 2020.
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
Production at the facility ceased during 2019. In the second quarter of 2020, the Company transferred ownership of the site to the government. The land remediation activities are in progress and are expected to be completed in the second half of 2022. During the second quarter of 2020, the remaining net book value of the plant was written off. Products previously manufactured at the Zhejiang Ingredients plant are now being produced at the Company's Ingredients plant in Jiande.
Total China Operations
The total net book value of all seven plants in China was approximately $212 million as of December 31, 2020.
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

The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, the Company believes it has valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, the Company is required to, and has provided, bank guarantees and pledged assets in the aggregate amount of $22.4 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
FDA-Mandated Product Recall
The Company periodically incurs product liability claims based on product that is sold to customers that may be defective or otherwise not in accordance with the customer’s requirements. In the first quarter of 2017, the Company was made aware of a claim for product that was subject to an FDA-mandated product recall. In December 31, 2019, the Company had recorded total charges of approximately $17.5 million with respect to this claim, of which $5.0 million was recorded in the three months ended March 31, 2018. The Company settled the claim with the customer in the first quarter of 2018 for a total of $16.0 million, of which $3.0 million was paid in the fourth quarter of 2017 and $13.0 million was paid during the three months ended March 31, 2018.
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
In addition to the $8.0 million recognized in the fourth quarter of 2019, during the first quarter of 2020 the Company recognized $3.5 million as an additional recovery on the existing claim. During 2020, the Company also recognized $2.7 million related to a claim from another of its subsidiaries in Brazil. The income is recognized as a reduction in Selling and Administrative expenses.
Other
The Company determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that either a loss is reasonably possible or a loss in excess of accrued amounts is reasonably possible and the amount of losses or range of losses is determinable. For all third party contingencies (including labor, contract, technology, tax, product-related claims and business litigation), the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $28.3 million. The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the matters in question. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.

NOTE 21.   REDEEMABLE NONCONTROLLING INTERESTS
Through certain subsidiaries of the Company's Frutarom acquisition, there are certain noncontrolling interests that carry redemption features. The noncontrolling interest holders have the right, over a stipulated period of time, to sell their respective interests to Frutarom, and Frutarom has the option to purchase these interests (subject to the same timing). These options carry, in most cases, identical price and conditions of exercise, and will be settled based on a pre-agreed formula based, in most cases, on a multiple of the average EBITDA of consecutive quarters to be achieved during the period ending prior to the exercise date.
The following table sets forth the details of the Company's redeemable noncontrolling interests:

(DOLLARS IN THOUSANDS)	Redeemable Noncontrolling Interests
Balance at December 31, 2018	$81,806
Acquired through acquisitions during 2019	23,594
Impact of foreign exchange translation	(126)
Share of profit or loss attributable to redeemable noncontrolling interests	666
Redemption value adjustment for the current period	2,097
Measurement period adjustments	5,391
Dividends paid	(753)
Exercises of redeemable noncontrolling interests	(13,632)
Balance at December 31, 2019	$99,043
Impact of foreign exchange translation	12,864
Share of profit or loss attributable to redeemable noncontrolling interests	2,814
Redemption value adjustment for the current period	(1,803)
Measurement period adjustments	(1,426)
Dividends paid	(2,017)
Exercises of redeemable noncontrolling interests	(11,923)
Balance at December 31, 2020	$97,552
For 2019, the increase in redeemable noncontrolling interests was primarily due to the interests acquired through acquisitions during the first quarter of 2019, as discussed in Note 3.
During 2020, the Company paid $13.9 million related to the purchase of certain noncontrolling interests where the option related to the purchase had been exercised in the fourth quarter of 2019.

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

4.6	Form of Amortizing Note, incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on September 17, 2018.
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

4.8	Form of Unit, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2018.
4.9	Form of Purchase Contract, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2018.
4.10
Fourth Supplemental Indenture, dated as of September 25, 2018, between International Flavors & Fragrances Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 25, 2018.

4.11	Form of Global Note for the 2021 Notes, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 25, 2018.
4.12	Form of Global Note for the 2026 Notes, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 25, 2018.
4.13
Fifth Supplemental Indenture, dated as of September 26, 2018, between International Flavors & Fragrances Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 26, 2018.

4.14	Form of Global Note for the 2020 Notes, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 26, 2018.
4.15	Form of Global Note for the 2028 Notes, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 26, 2018.

Exhibit Number	Description
4.16	Form of Global Notes for the 2048 Notes, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 26, 2018.
4.17
Indenture, dated as of September 16, 2020, between the N&B and U.S. Bank National Association, as Trustee (including the form of Notes), incorporated by reference to Exhibit 99.16 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-238072) filed on October 5, 2020.

4.18
First Supplemental Indenture, dated as of February 1, 2021, among Nutrition & Biosciences, Inc., International Flavors & Fragrances Inc. and U.S. Bank National Association, as Trustee. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 4, 2021.

4.19	Description of Securities, incorporated by reference to Exhibit 4.17 to the Registrant's Annual Report on Form 10-K filed on March 3, 2020.
*10.1	Letter Agreement, dated as of May 26, 2014, between the Registrant and Andreas Fibig, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2014.
*10.2	Supplemental Retirement Plan, incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2008.
*10.3	2010 Stock Award and Incentive Plan, as amended and restated as of May 6, 2015, incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015.
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

*10.17
Amended and Restated Executive Severance Policy, as amended through and including November 1, 2017, incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed on February 27, 2018 (the "Executive Severance Policy").

Exhibit Number	Description
*10.18	Amendment to the Executive Severance Policy dated November 3, 2020.
*10.19	Form of Director/Officer Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2008.
*10.20	Form of Executive Death Benefit Program - Plan Agreement, incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2012.
*10.21
Deferred Compensation Plan, as amended and restated December 12, 2011, incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2012 (the "Deferred Compensation Plan").

*10.22	First Amendment to the Deferred Compensation Plan dated as of December 31, 2020.
10.23(i)
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

10.23(ii)
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

10.23(iii)
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

10.23(iv)
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

10.23(v)
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

10.23(vi)
Second Amended and Restated Credit Agreement, dated as of August 25, 2020 among International Flavors & Fragrances Inc., International Flavors & Fragrances (Nederland) Holding B.V. and International Flavors & Fragrances I.F.F. (Nederland) B.V., as borrowers, the lenders signatory thereto and Citibank, N.A. as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 28, 2020.

10.24(i)
Term Loan Credit Agreement, dated as of June 6, 2018, among the Registrant, as borrower, the lenders signatory thereto and Morgan Stanley Senior Funding, Inc. as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2018.

10.24(ii)
Amendment No 1 to Term Loan Credit Agreement, dated as of July 13, 2018, among the Registrant, as borrower, the lenders signatory thereto and Morgan Stanley Senior Funding, Inc. as administrative agent, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2018.

10.24(iii)
Amendment No. 2 to Term Loan Credit Agreement, dated as of January 17, 2020 among International Flavors & Fragrances Inc., as borrower, the lenders signatory thereto and Morgan Stanley Senior Funding, Inc. as administrative agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report filed on Form 8-K filed on January 22, 2020.

10.24(iv)
Amendment No. 3 to Credit Agreement, dated as of August 25, 2020 among International Flavors & Fragrances Inc., as borrower, the lenders signatory thereto and Morgan Stanley Senior Funding, Inc. as administrative agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 28, 2020.

10.25
Employee Matters Agreement, dated as of December 15, 2019, by and among DuPont de Nemours Inc., Nutrition & Biosciences, Inc. and International Flavors & Fragrances Inc, incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 18, 2019.

Exhibit Number	Description
10.26(i)
Term Loan Credit Agreement, dated as of May 15, 2020 among International Flavors & Fragrances Inc., as borrower, the lenders signatory thereto and China Construction Bank Corporation, New York Branch, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 21, 2020.

10.26(ii)
Amendment No. 1 to Credit Agreement, dated as of August 25, 2020, among the Company, as borrower, the lenders signatory thereto and China Construction Bank Corporation, New York Branch as administrative agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 28, 2020.

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
*Management contract or compensatory plan or arrangement

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
Dated: February 22, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Andreas Fibig	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2021
Andreas Fibig

/s/ Rustom Jilla	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2021
Rustom Jilla

/s/ Robert Anderson	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2021
Robert Anderson

/s/ Kathryn J. Boor	Director	February 22, 2021
Kathryn J. Boor

/s/ Edward D. Breen	Director	February 22, 2021
Edward D. Breen

/s/ Carol Anthony (John) Davidson	Director	February 22, 2021
Carol Anthony (John) Davidson

/s/ Michael Ducker	Director	February 22, 2021
Michael Ducker

/s/ Roger W. Ferguson, Jr.	Director	February 22, 2021
Roger W. Ferguson, Jr.

/s/ John F. Ferraro	Director	February 22, 2021
John F. Ferraro

/s/ Christina Gold	Director	February 22, 2021
Christina Gold

/s/ Ilene Gordon	Director	February 22, 2021
Ilene Gordon

/s/ Matthias Heinzel	Director	February 22, 2021
Matthias Heinzel

/s/ Dale F. Morrison	Director	February 22, 2021
Dale F. Morrison

/s/ Kåre Schultz	Director	February 22, 2021
Kåre Schultz

/s/ Stephen Williamson	Director	February 22, 2021
Stephen Williamson

INTERNATIONAL FLAVORS & FRAGRANCES INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(IN THOUSANDS)

	For the Year Ended December 31, 2020
	Balance at beginning of period	Additions charged to costs and expenses		Acquisitions	Accounts written off	Translation adjustments	Other(2)	Balance at end of period
Allowance for doubtful accounts	$16,428	$5,918		$—	$(825)	$(513)	$—	$21,008
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	203,765	35,555		—	—	17,851	—	257,171

	For the Year Ended December 31, 2019
	Balance at beginning of period	Additions (deductions) charged to costs and expenses		Acquisitions	Accounts written off	Translation adjustments	Other(2)	Balance at end of period
Allowance for doubtful accounts	$9,173	$1,262		$—	$(2,024)	$(180)	$8,197	$16,428
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	200,280	5,659		—	—	(2,174)	—	203,765

	For the Year Ended December 31, 2018
	Balance at beginning of period	Additions charged to costs and expenses		Acquisitions	Accounts written off	Translation adjustments	Other(2)	Balance at end of period
Allowance for doubtful accounts	$13,392	$1,286		$—	$(4,642)	$(863)	$—	$9,173
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	207,483	(1,821)	(1)	3,887	—	(9,269)	—	200,280
_______________________
(1)The 2018 amount includes an adjustment to the 2017 foreign net operating loss carryforwards in the amount of $5.9 million.
(2)The amount relates to an adjustment to reflect the correct classification of amounts between the allowance for bad debts and Trade Receivables.
S-1