Form 10-Q
period 2021-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2021-05-10
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No  ☑
Number of shares outstanding as of May 3, 2021: 248,919,878

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

(DOLLARS IN MILLIONS)	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$872	$650
Restricted cash	7	7
Trade receivables (net of allowances of $40 and $21, respectively)	2,023	929
Inventories: Raw materials	780	566
Work in process	325	38
Finished goods	1,484	528
Total Inventories	2,589	1,132
Prepaid expenses and other current assets	683	342
Total Current Assets	6,174	3,060
Property, plant and equipment, at cost	6,088	2,928
Accumulated depreciation	(1,501)	(1,470)
	4,587	1,458
Goodwill	17,104	5,593
Other intangible assets, net	11,652	2,727
Operating lease right-of-use assets	803	299
Other assets	497	418
Total Assets	$40,817	$13,555
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings, overdrafts, and current portion of long-term debt	$628	$634
Accounts payable	1,337	556
Accrued payroll and bonus	222	133
Dividends payable	192	82
Other current liabilities	882	499
Total Current Liabilities	3,261	1,904
Long-term debt	11,330	3,779
Retirement liabilities	550	326
Deferred income taxes	2,727	593
Operating lease liabilities	697	265
Other liabilities	469	268
Total Other Liabilities	15,773	5,231
Commitments and Contingencies (Note 15)
Redeemable noncontrolling interests	102	98
Shareholders’ Equity:
Common stock 12 1/2¢ par value; 500,000,000 shares authorized; 270,266,598 shares issued as of March 31, 2021 and 128,526,137 shares issued as of December 31, 2020; and 248,859,641 and 106,937,990 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	34	16
Capital in excess of par value	19,796	3,853
Retained earnings	3,922	4,156
Accumulated other comprehensive loss	(1,102)	(698)
Treasury stock, at cost (21,406,957 and 21,588,147 shares as of March 31, 2021 and December 31, 2020, respectively)	(1,008)	(1,017)
Total Shareholders’ Equity	21,642	6,310
Noncontrolling interest	39	12
Total Shareholders’ Equity including Noncontrolling interest	21,681	6,322
Total Liabilities and Shareholders’ Equity	$40,817	$13,555
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF (LOSS) INCOME AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 31,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2021	2020
Net sales	$2,465	$1,347
Cost of goods sold	1,711	781
Gross profit	754	566
Research and development expenses	143	86
Selling and administrative expenses	451	230
Amortization of acquisition-related intangibles	152	48
Restructuring and other charges, net	4	5
Losses on sales of fixed assets	—	1
Operating profit	4	196
Interest expense	65	32
Other (income) expense, net	(7)	11
(Loss) income before taxes	(54)	153
Taxes on (loss) income	(14)	26
Net (loss) income	(40)	127
Net income attributable to noncontrolling interests	2	3
Net (loss) income attributable to IFF stockholders	(42)	124
Other comprehensive loss, after tax:
Foreign currency translation adjustments	(417)	(452)
Gains on derivatives qualifying as hedges	4	1
Pension and postretirement net liability	9	4
Other comprehensive loss	(404)	(447)
Comprehensive loss attributable to IFF stockholders	$(446)	$(323)

Net (loss) income per share - basic	$(0.21)	$1.16
Net (loss) income per share - diluted	$(0.21)	$1.15
Average number of shares outstanding - basic	206	112
Average number of shares outstanding - diluted	206	113
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2021	2020
Cash flows from operating activities:
Net (loss) income	$(40)	$127
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	242	81
Deferred income taxes	(86)	2
Losses on sale of assets	—	1
Stock-based compensation	11	9
Pension contributions	(9)	(5)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(175)	(133)
Inventories	118	(1)
Accounts payable	250	(32)
Accruals for incentive compensation	(22)	(19)
Other current payables and accrued expenses	48	(65)
Other assets	229	42
Other liabilities	(208)	10
Net cash provided by operating activities	358	17
Cash flows from investing activities:
Additions to property, plant and equipment	(93)	(49)
Proceeds from life insurance contracts	—	2
Proceeds from disposal of assets	1	4
Cash provided by the Merger with N&B	207	—
Net cash provided by (used in) investing activities	115	(43)
Cash flows from financing activities:
Cash dividends paid to shareholders	(82)	(80)
Decrease in revolving credit facility and short-term borrowings	(104)	—
Repayments on debt	(12)	(12)
Contingent consideration paid	(14)	—
Purchases of redeemable noncontrolling interest	—	(14)
Proceeds from issuance of stock in connection with stock options	3	—
Employee withholding taxes paid	(6)	(1)
Net cash used in financing activities	(215)	(107)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(37)	(43)
Net change in cash, cash equivalents and restricted cash	221	(176)
Cash, cash equivalents and restricted cash at beginning of year	660	624
Cash, cash equivalents and restricted cash at end of period	$881	$448
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$42	$42
Income taxes paid	36	33
Accrued capital expenditures	21	19
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2020	128,526,137	$16	$3,823	$4,118	$(717)	(21,738,838)	$(1,023)	$12	$6,229
Net income				124				1	125
Cumulative translation adjustment					(452)				(452)
Gains on derivatives qualifying as hedges; net of tax of $0					1				1
Pension liability and postretirement adjustment; net of tax of $(1)					4				4
Cash dividends declared ($0.75 per share)				(80)					(80)
Stock options/SSARs			(1)			13,763	1		—
Vested restricted stock units and awards			(2)			11,195	1		(1)
Stock-based compensation			9						9
Redeemable NCI			6						6
Balance at March 31, 2020	128,526,137	$16	$3,835	$4,162	$(1,164)	(21,713,880)	$(1,021)	$13	$5,841

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2021	128,526,137	$16	$3,853	$4,156	$(698)	(21,588,147)	$(1,017)	$12	$6,322
Net loss				(42)				1	(41)
Cumulative translation adjustment					(417)				(417)
Gains on derivatives qualifying as hedges; net of tax of $(1)					4				4
Pension liability and postretirement adjustment; net of tax of $1					9				9
Cash dividends declared ($0.77 per share)				(192)					(192)
Stock options/SSARs			1			98,729	5		6
Vested restricted stock units and awards			(4)			82,461	4		—
Stock-based compensation			11						11
Impact of N&B Merger	141,740,461	18	15,936					26	15,980
Redeemable NCI			(1)						(1)
Balance at March 31, 2021	270,266,598	$34	$19,796	$3,922	$(1,102)	(21,406,957)	$(1,008)	$39	$21,681

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
International Flavors & Fragrances Inc. and its subsidiaries (the “Registrant,” “IFF,” “the Company,” “we,” “us” and “our”) is a leading creator and manufacturer of food, beverage, health & biosciences, scent and pharma solutions and complementary adjacent products, including cosmetic active and natural health ingredients, which are used in a wide variety of consumer products. Our products are sold principally to manufacturers of perfumes and cosmetics, hair and other personal care products, soaps and detergents, cleaning products, dairy, meat and other processed foods, beverages, snacks and savory foods, sweet and baked goods, sweeteners, dietary supplements, food protection, infant and elderly nutrition, functional food, and pharmaceutical excipients and oral care products.
Basis of Presentation
These interim financial statements and related management’s discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related notes and management’s discussion and analysis of results of operations, liquidity and capital resources included in our 2020 Annual Report on Form 10-K (“2020 Form 10-K”). These interim financial statements are unaudited. The year-end balance sheet data included in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America.
On February 1, 2021 (the “Closing Date”), the Company completed the combination (the "Merger") of IFF and DuPont de Numerous, Inc (“DuPont”) nutrition and biosciences business (the “N&B Business”), which had been transferred to Nutrition and Biosciences, Inc., a Delaware corporation and wholly owned subsidiary of DuPont ("N&B") in a Reverse Morris Trust transaction. See Note 3 for additional information. As a result, the Company’s consolidated financial statements for the three months ended March 31, 2021 reflects the results of N&B from the Closing Date, whereas the Company’s consolidated financial statements for the three months ended March 31, 2020 do not.
In the current year, the Company has changed its presentation from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior year disclosed amounts.
Reporting Periods
Effective 2021, the Company changed its fiscal year end from a 52/53-week fiscal year ending on the Friday closest to the last day of the quarter, to a calendar year of the twelve-month period from January 1 to December 31. The Company elected to change its fiscal year end in connection with the Merger with N&B to align the Company’s fiscal year with N&B’s. For the 2020 comparative quarter presented, the actual closing date was April 3. For ease of presentation, March 31 and December 31 are used consistently throughout this Form 10-Q and these interim financial statements and related notes to represent the period-end dates in the comparative periods. The three months ended March 31, 2021 contained three fewer business days than the corresponding period in 2020, however the impact of this on revenue and net loss was not material.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The inputs into our judgments and estimates take into account the current economic implications of the novel coronavirus ("COVID-19") on our critical and significant accounting estimates, including estimates associated with future cash flows that are used in assessing the risk of impairment of certain long-lived assets. Actual results could differ from those estimates.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Company's statement of cash flows periods ended March 31, 2021 and March 31, 2020 to the amounts reported in the Company's balance sheet as at March 31, 2021, December 31, 2020, March 31, 2020 and December 31, 2019.

(DOLLARS IN MILLIONS)	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
Current assets
Cash and cash equivalents	$872	$650	$433	$607
Restricted cash	7	7	10	17
Noncurrent assets
Restricted cash included in Other assets	2	3	5	—
Cash, cash equivalents and restricted cash	$881	$660	$448	$624
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
Through these factoring programs, the Company removed $304 million and $249 million of receivables from its balance sheets as of March 31, 2021 and December 31, 2020, respectively, which are primarily related to the factoring agreements sponsored by certain customers.
The impact on cash provided by operations from participating in these programs was an increase of $55 million for the three months ended March 31, 2021 and a decrease of $5 million for the three months ended March 31, 2020.
The cost of participating in these programs was approximately $1 million for both the three months ended March 31, 2021 and 2020.
Revenue Recognition
The Company recognizes revenue when control of the promised goods is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods. Sales, value added, and other taxes the Company collects are excluded from revenues. The Company receives payment in accordance with standard customer terms. See Note 11 for further details on revenues disaggregated by segment.
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
For the periods ended March 31, 2021 and December 31, 2020, the Company's gross accounts receivable was $2.063 billion and $950 million, respectively. The Company's contract assets and contract liabilities for the periods ended March 31, 2021 and December 31, 2020 were not material.

Expected Credit Losses
The Company is exposed to credit losses primarily through its sales of products. To determine the appropriate allowance for expected credit losses, the Company considers certain credit quality indicators, such as aging, collection history, and creditworthiness of debtors. Regional and Global Credit committees review and approve specific customer allowance reserves. The allowance for expected credit losses is primarily based on two primary factors: i) the aging of the different categories of trade receivables, and ii) a specific reserve for accounts identified as uncollectible.
The Company also considers current and future economic conditions in the determination of the allowance. At March 31, 2021, the Company reported $2.023 billion of trade receivables, net of allowances of $40 million. Based on the aging analysis as of March 31, 2021, approximately 91% of our accounts receivable were current based on the payment terms of the invoice. Receivables that are past due by over 365 days account for approximately 1% of our accounts receivable.

The following is a rollforward of the Company's allowances for bad debts for the three months ended March 31, 2021, with the bad debt expense and write-offs both being under $1 million, which were not material:

(DOLLARS IN MILLIONS)	Allowances for Bad Debts
Balance at December 31, 2020	$21
Other adjustments(1)	20
Foreign exchange	(1)
Balance at March 31, 2021	$40
_______________________
(1)The adjustment to allowances for bad debts was a result of purchase price allocation related to the Merger with N&B.
Long-lived assets
Property, Plant and Equipment Property, plant and equipment are recorded at cost. Depreciation is calculated on a straight-line basis, principally over the following estimated useful lives: buildings and improvements, 1 to 50 years; machinery and equipment, 1 to 40 years; information technology hardware and software, 1 to 23 years; and leasehold improvements which are included in buildings and improvements, the estimated life of the improvements or the remaining term of the lease, whichever is shorter.
Finite-Lived Intangible Assets Finite-lived intangible assets include customer relationships, patents, trade names, technological know-how and other intellectual property valued at acquisition and amortized on a straight-line basis over the following estimated useful lives: customer relationships, 11 – 25 years; patents, 11 - 15 years; trade names, 4 - 28 years; and technological know-how, 5 - 28 years.
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
Recent Accounting Pronouncements
In January 2021, the FASB issued Accounting Standards Update ("ASU") 2021-01, "Reference Rate Reform (Topic 848): Scope." The ASU is intended to provide updates and responses to concerns over Topic 848 related to the cessation of reference rates in certain financial markets. Alternative reference rates that are more observable or transaction based have been identified and are being transitioned to in numerous jurisdictions globally, such as a receive-variable-rate, pay-variable-rate cross currency interest rate swap. This guidance is effective immediately for all entities, but does not apply to any contract modifications or new hedging relationships entered into after December 31, 2022. The Company is currently evaluating the impact of this guidance, but does not expect this guidance to have a material impact on its Consolidated Financial Statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU is intended to simplify various aspects related to the cessation of reference rates in certain financial markets that would otherwise create modification accounting or changes in estimate. This guidance is effective for the period from March 12, 2020 to December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through March 31, 2021 but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The ASU is intended to simplify various aspects related to accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years, with early adoption permitted. This guidance was adopted on January 2, 2021 and does not have a material impact on the Company's Consolidated Financial Statements.

NOTE 2. NET (LOSS) INCOME PER SHARE
A reconciliation of the shares used in the computation of basic and diluted net (loss) income per share is as follows:

	Three Months Ended March 31,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2021	2020
Net (Loss) Income
Net (loss) income attributable to IFF stockholders	$(42)	$124
Adjustment related to (increase) decrease in redemption value of redeemable noncontrolling interests in excess of earnings allocated	(1)	6
Net (loss) income available to IFF stockholders	$(43)	$130
Shares
Weighted average common shares outstanding (basic)(1)	206	112
Adjustment for assumed dilution(2):
SPC portion of TEUs	—	1
Weighted average shares assuming dilution (diluted)	206	113

Net (Loss) Income per Share (3)
Net (loss) income per share - basic	$(0.21)	$1.16
Net (loss) income per share - diluted	(0.21)	1.15
_______________________
(1)For the three months ended March 31, 2021 and 2020, the tangible equity units (“TEUs”) were assumed to be outstanding at the minimum settlement amount for basic earnings per share. See below for details.
(2)Effect of dilutive securities includes dilution under stock plans and incremental impact of TEUs. See below for details.
(3)Diluted net (loss) income per share attributable to IFF for the three months ended March 31, 2021 excluded one million potentially dilutive securities because there was a net loss attributable to IFF for the period and, as such, the inclusion of these securities would have been anti-dilutive.
As of the effective time of the Merger, each issued and outstanding share of common stock of N&B (except for shares of common stock of N&B held by N&B as treasury stock or by DuPont, which were canceled and ceased to exist and no consideration was delivered in exchange therefor) was converted into the right to receive one share of common stock of IFF. The Merger was completed in exchange for 141,740,461 shares of IFF common stock, par value $0.125 per share (or cash payment in lieu of fractional shares), which had been approved in the special shareholder meeting that occurred on August 27, 2020 where IFF shareholders voted to approve the issuance of shares of IFF common stock in connection with the N&B Transaction, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"). The shares issued in the Merger represented approximately 55.4% of the common stock of IFF on a fully diluted basis, after giving effect to the Merger, as of February 1, 2021.
The Company declared a quarterly dividend to its shareholders of $0.77 and $0.75 per share for the three months ended March 31, 2021 and 2020, respectively.
There were no stock options or stock-settled appreciation rights (“SSARs”) excluded from the computation of diluted net (loss) income per share for the three months ended March 31, 2020.
The Company issued 16,500,000 TEUs, consisting of a prepaid stock purchase contract ("SPC") and a senior amortizing note, for net proceeds of $800 million on September 17, 2018. For purposes of calculating basic net income (loss) per share, the SPCs were assumed to be settled at the minimum settlement amount of 0.3134 shares per SPC on March 31, 2021 and 2020. For purposes of calculating diluted earnings per share, the SPCs were assumed to be settled at a conversion factor not to exceed 0.3665 and 0.3839 on March 31, 2021 and 2020, respectively. The SPC conversion factor is based on the 20 day volume-weighted average price (“VWAP”) per share of the Company’s common stock. Per the TEU agreement, the maximum settlement amount is 0.3839 shares per SPC.

The Company has issued shares of purchased restricted common stock units (“PRSUs”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The Company did not present the two-class method since there was no difference between basic and diluted net (loss) income per share for both unrestricted common shareholders and PRSU shareholders for the three months ended March 31, 2021 and the difference for the three months ended March 31, 2020 was less than $0.01 per share. The number of PRSUs outstanding as of March 31, 2021 and 2020 was not material. Net loss allocated to such PRSUs was not material for the three months ended March 31, 2021 and net income allocated to such PRSUs was also not material for the three months ended March 31, 2020.

NOTE 3.    ACQUISITIONS
Transaction with Nutrition & Biosciences, Inc.
On February 1, 2021, IFF completed the Merger with N&B. Pursuant to the transaction related agreements, DuPont transferred its N&B Business to N&B, a wholly-owned subsidiary of DuPont, and N&B merged with and into a wholly owned subsidiary of IFF in exchange for 141,740,461 shares of IFF common stock, par value $0.125 per share (“IFF Common Stock”).
On the Closing Date, the Company completed its Merger with N&B in a Reverse Morris Trust transaction (the “Transactions”), pursuant to which the Company acquired the N&B Business of DuPont. In the Transactions, among other steps (i) DuPont transferred the N&B Business to N&B (the “Separation”); (ii) N&B made a cash distribution to DuPont of approximately $7.359 billion, subject to certain adjustments (the “Special Cash Payments”); (iii) DuPont distributed to its stockholders all of the issued and outstanding shares of N&B common stock by way of an exchange offer (the “Distribution”), and; (iv) N&B merged with and into a wholly owned subsidiary of IFF. As a result of the Merger, the existing shares of N&B common stock were automatically converted into the right to receive a number of shares of IFF Common Stock. Immediately after the Merger, holders of DuPont’s common stock that received shares of N&B common stock in the Distribution owned approximately 55.4% of the outstanding shares of IFF Common Stock on a fully diluted basis and existing holders of IFF Common Stock owned approximately 44.6% of the outstanding shares of IFF on a fully diluted basis.
The Merger was accounted for using the purchase method of accounting in accordance with ASC Topic 805, Business Combinations, with IFF identified as the acquirer. As a result of the Merger, N&B’s assets, liabilities and the operating results of N&B were included in the Company’s financial statements from the Closing Date. N&B contributed net sales of approximately $1.076 billion and net loss of approximately $59 million for the three months ended March 31, 2021, which includes the effects of purchase accounting adjustments, primarily related to changes in amortization of intangible assets, depreciation of property, plant and equipment and amortization of stepped up inventory.
Prior to the Distribution, N&B incurred new indebtedness in the form of term loans and senior notes in an aggregate principal amount of $7.500 billion to pay the Special Cash Payments made to DuPont stockholders. See Note 7 for additional information regarding the new term loans and senior notes incurred by N&B and subsequently assumed by IFF.
Purchase Price
The following table summarizes the aggregate purchase price consideration paid to acquire N&B (in millions, except share and per share data):

(DOLLARS IN MILLIONS)
Fair value of common stock issued to DuPont stockholders(1)	$15,929
Fair value attributable to pre-merger service for replacement equity awards(2)	25
Total purchase consideration	$15,954
_______________________
(1)The fair value of common stock issued to DuPont stockholders represents 141,740,461 shares of the Company's common stock determined based on the number of fully diluted shares of IFF common stock, immediately prior to the Closing Date, multiplied by the quotient of 55.4%/44.6% and IFF common stock closing share price of $112.38 on the New York Stock Exchange on the Closing Date.
(2)At the time of the Transactions, each outstanding stock option, cash-settled stock appreciation right (“SAR”), restricted stock unit (“RSU”) award, and restricted stock award (“RSA”) with respect to DuPont common stock held by employees of N&B were canceled and converted into similar classes of equity awards of IFF’s Class A Common Stock. Further, each outstanding Performance Share Unit (“PSU”) award with respect to DuPont common stock held by employees of N&B were canceled and converted into IFF’s RSU awards. The conversion was based on the ratio of the volume-weighted average per share closing price of DuPont stock on the twenty trading days prior to the Closing Date and IFF’s stock on the twenty trading days following the Closing Date. The fair value of replacement equity-based awards attributable to pre-Merger service was recorded as part of the consideration transferred in the Merger (see Note 10 for additional information).

Purchase Price Allocation
The Merger with N&B was accounted under the acquisition method under which the Company allocated the purchase consideration to the tangible net assets and identifiable assets acquired based on estimated fair values at the Closing Date, and recorded the excess of consideration over the fair values of net assets acquired as goodwill. The purchase price allocation is preliminary and is subject to change. The Company is still evaluating the valuation and estimated useful lives of property, plant and equipment, goodwill, intangible assets (trade names, customer relationships and technological know-hows), inventory and leases, in addition to ensuring all other assets and liabilities and contingencies have been identified and recorded. Due to the timing of the business combination and the magnitude of and multi-jurisdictional nature of the net assets acquired, at March 31, 2021, the valuation process to determine the fair values is not complete and further adjustments are expected in fiscal year 2021. The Company has estimated the preliminary fair value of net assets acquired based on information currently available and will continue to adjust those estimates as additional information becomes available during the measurement period. As of March 31, 2021, the Company has not finalized its assessment of the In-Process Research and Development (IPR&D) assets acquired as part of the Transactions. Further, the assessment of certain contingencies including loss contracts and environmental liabilities, pension and postretirement benefit obligations and taxes remain open for completion of the related analysis. Additionally, the Company is finalizing the projected combined future tax rate to be applied to the valuation of assets, which could impact the valuation of goodwill and intangible assets. The Company will finalize its accounting for the N&B Merger, including the allocation of goodwill to reporting units, within one year of the Closing Date.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed:

(DOLLARS IN MILLIONS)	Preliminary Estimated Fair Value
Cash and cash equivalents	$207
Receivables	962
Inventory	1,615
Prepaid expenses and other current assets	342
Property, plant and equipment	3,242
Deferred income taxes	75
Intangible assets	9,176
Other assets	702
Accounts payable and accrued liabilities	(1,028)
Accrued payroll and employee benefits	(163)
Deferred tax liabilities	(2,369)
Long-term debt	(7,636)
Other long-term liabilities	(907)
Total identifiable net assets assumed	4,218
Non-controlling interest	(26)
Goodwill	11,762
Preliminary purchase price	$15,954
Acquired inventory is comprised of finished goods, work in process and raw materials. The preliminary fair value of finished goods was calculated as the estimated selling price, adjusted for costs of the selling effort and a reasonable profit allowance relating to the selling effort. The preliminary fair value of work in process inventory was primarily calculated as the estimated selling price, adjusted for estimated costs to complete the manufacturing, estimated costs of the selling effort, as well as a reasonable profit margin on the remaining manufacturing and selling effort. The preliminary fair value of raw materials and supplies was determined based on replacement cost which approximates historical carrying value. The preliminary fair value step-up is amortized to “Cost of goods sold” in the Consolidated Statement of (Loss) Income and Comprehensive Loss as the inventory is sold, which is expected to be a period of approximately four months from the Closing Date.
The preliminary fair value of property, plant and equipment was primarily calculated using the cost approach, which determines the replacement costs for the assets and adjusts it for their age and condition. The fair value of the land assets was determined via the sales comparison approach.

The long-term debt assumed is comprised of a Term Loan Facility and Notes. The fair value of the Notes was determined on the basis of unadjusted quoted prices on an over-the-counter market. The fair value of the long-term debt assumed as part of the Term Loan Facility is based on the total indebtedness at the time of closing the Merger.
The Company has recognized $11.762 billion of goodwill, which is in part attributable to expected synergies generated by the integration of N&B including cross-selling benefits as well as cost synergies, substantially all of which is not deductible for income tax purposes. Any changes in the estimated fair values of the assets acquired and liabilities assumed in the Merger may change the amount of the purchase consideration allocated to goodwill. Goodwill of $2.839 billion, $7.291 billion and $1.632 billion is allocated to the Nourish, Health & Biosciences and Pharma Solutions segments, respectively. The allocation of goodwill to segments was based on a preliminary analysis and is subject to change during the measurement period as the Company continues to finalize the valuations of assets acquired and liabilities assumed.
The estimated preliminary fair value and useful lives of the identifiable intangible assets are as follows:

(DOLLARS IN MILLIONS)	Estimated Amounts	Estimated Useful Lives
Finite lived intangible assets
Trade names	$301	4 to 13 years
Customer relationships	6,745	13 to 25 years
Technological know-how	2,130	7 to 11 years
Total	$9,176
The fair value of intangible assets is generally determined using an income method, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other market participants, and include the amount and timing of future cash flows (including expected growth rates and profitability), royalty rates used in the relief from royalty method, customer attrition rates, product obsolescence factors, a brand’s relative market position and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions. Determining the useful life of an intangible asset also requires significant judgment. Trade names, customer relationships and technological know-hows are expected to have finite lives. The costs of finite-lived intangible assets are amortized through expense over their estimated lives.
Lease liabilities, included in “Other current liabilities” and “Operating lease liabilities” in the Consolidated Balance Sheet, at the Closing Date, are remeasured at the present value of the future minimum lease payments over the remaining lease term and the incremental borrowing rate of the Company as if the acquired leases were new leases as of the Closing Date. Right-of-use assets included in "Operating lease right-of-use assets" and “Other assets” in the Consolidated Balance Sheet as of the Closing Date, are equal to the amount of the lease liability at the Closing Date. As of March 31, 2021, the Company has not finalized its assessment of any off-market terms of the leases. The remaining lease term is based on the remaining term at the Closing Date plus any renewal or extension options that the Company is reasonably certain will be exercised.
The deferred income tax assets and liabilities include the expected future federal, state and foreign tax consequences associated with temporary differences between the preliminary fair values of the assets acquired and liabilities assumed and the respective tax bases. Tax rates utilized in calculating deferred income taxes generally represent the enacted statutory tax rates at the effective date of the Merger in the jurisdictions in which legal title of the underlying asset or liability resides. See Note 9 for additional information related to income taxes.
Pro forma financial information
The following unaudited pro forma financial information presents the combined results of operations of IFF and N&B as if the Merger had been completed as of the prior fiscal year, or January 1, 2020. The unaudited pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the Merger and related borrowings had taken place on January 1, 2020, nor are they indicative of future results. The unaudited pro forma financial information for the three months ended March 31, 2021 includes IFF results, including the post-Merger results of N&B, since February 1, 2021, and pre-Merger results of N&B for the period January 1, 2021 through January 31, 2021.

The unaudited pro forma results for the three months ended March 31, 2021 were as follows:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2021	2020
Unaudited pro forma net sales	$2,972	$2,898
Unaudited pro forma net income (loss) attributable to the Company	219	(201)
The unaudited pro forma results for all periods include adjustments made to account for certain costs and transactions that would have been incurred had the Merger been completed as of January 1, 2020, including amortization charges for acquired intangibles assets, adjustments for transaction costs, adjustments for depreciation expense for property, plant and equipment, inventory step-up and adjustments to interest expense. These adjustments are net of any applicable tax impact and were included to arrive at the pro forma results above.

The Company incurred transaction-related costs of approximately $89 million for three months ended March 31, 2021. This amount primarily consists of the following: approximately $79 million of M&A advisory fees and $10 million of professional services fees, legal fees and others.
NOTE 4.    RESTRUCTURING AND OTHER CHARGES, NET
Restructuring and other charges primarily consist of separation costs for employees including severance, outplacement and other employee benefit costs ("Severance"), charges related to the write-down of fixed assets of plants to be closed ("Fixed asset write-down") and all other related restructuring ("Other") costs. All restructuring and other charges, net are separately stated on the Consolidated Statement of (Loss) Income and Comprehensive Loss.
Frutarom Integration Initiative
In connection with the acquisition of Frutarom, the Company has been executing an integration plan that, among other initiatives, seeks to optimize its manufacturing network (the "Frutarom Integration Initiative"). As part of the Frutarom Integration Initiative, the Company expects to close approximately 35 manufacturing sites with most of the closures targeted to occur by the end of 2022. Between 2019 and 2020, the Company completed the closure of 21 sites. During the three months ended March 31, 2021, the Company completed the closure of one site in North America. Since the inception of the initiative through March 31, 2021, the Company has closed 22 sites and expensed total costs of approximately $27 million. Total costs for the program are expected to be approximately $60 million including cash and non-cash items through 2022.
2019 Severance Program
During the year ended December 31, 2019, the Company incurred severance charges related to approximately 190 headcount reductions, excluding those previously mentioned under the Frutarom Integration Initiative. The headcount reductions primarily related to the Scent business unit with additional amounts related to headcount reductions in all business units associated with the establishment of a new shared service center in Europe. Since the inception of the program, the Company has expensed approximately $21 million to date. As of March 31, 2021, the program is largely completed.
Other Restructuring Charges
For the three months ended March 31, 2021, the Company incurred approximately $4 million of severance charges related to executives separating from the Company.

Changes in Restructuring Liabilities
Changes in restructuring liabilities by program during the three months ended March 31, 2021 were as follows:

(DOLLARS IN MILLIONS)	Balance at December 31, 2020	Additional Charges (Reversals), Net	Impact of N&B Merger	Balance at March 31, 2021
Frutarom Integration Initiative
Severance	$3	$—	$—	$3
Other(1)	3	—	—	3
2019 Severance Plan
Severance	6	—	—	6
Other Restructuring Charges
Severance	2	4	—	6
N&B Restructuring Liabilities(2)	—	—	4	4
Total restructuring	$14	$4	$4	$22
_______________________
(1)Other includes supplier contract termination costs, consulting and advisory fees.
(2)Restructuring liabilities assumed as a result of the Merger with N&B.
Charges by Segment
The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2021	2020
Nourish	$—	$5
Shared IT & Corporate Costs	4	—
Total Restructuring and other charges, net	$4	$5

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
In the first quarter of 2021, in connection to the Merger, the Company reorganized its reporting structure. In connection with this reorganization, goodwill was reassigned among reporting units using a relative fair value approach based on the fair value of the elements transferred and the fair value of the elements remaining within the original reporting units. The Company tested goodwill for impairment on a pre-reorganization basis and determined there was no impairment for the affected reporting units. In connection with the reorganization, a portion of goodwill previously included in the Taste segment, now the Nourish segment, was moved to the Scent and Health & Biosciences segments amounting to $257 million and $728 million, respectively.

Movements in goodwill attributable to each reportable segment for the three months ended March 31, 2021 were as follows:

(DOLLARS IN MILLIONS)	Nourish	Health & Biosciences	Scent	Pharma Solutions	Total
Balance at December 31, 2020	$4,859	$—	$734	$—	$5,593
Acquisitions(1)	2,839	7,291	—	1,632	11,762
Foreign exchange	(110)	(107)	(12)	(22)	(251)
Reallocation	(985)	728	257	—	—
Balance at March 31, 2021	$6,603	$7,912	$979	$1,610	$17,104
_______________________
(1)Acquisitions relate to the Merger with N&B. The amount of goodwill, and allocation of goodwill among reporting units, from the Merger with the N&B Business is preliminary and may materially change in future periods as a result of purchase accounting being finalized. See Note 3 for additional information.

Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	March 31,	December 31,
(DOLLARS IN MILLIONS)	2021	2020
Asset Type
Customer relationships	$9,397	$2,728
Trade names & patents	453	187
Technological know-how	2,579	479
Other	30	38
Total carrying value	12,459	3,432
Accumulated Amortization
Customer relationships	(500)	(470)
Trade names & patents	(126)	(38)
Technological know-how	(154)	(168)
Other	(27)	(29)
Total accumulated amortization	(807)	(705)
Other intangible assets, net	$11,652	$2,727

Amortization
Amortization expense was $152 million and $48 million for the three months ended March 31, 2021 and 2020.
Amortization expense for the next five years is expected to be as follows:

(DOLLARS IN MILLIONS)	2021	2022	2023	2024	2025
Estimated future intangible amortization expense	$608	$807	$807	$807	$805

NOTE 6.     OTHER ASSETS
Other assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	March 31, 2021	December 31, 2020
Finance lease right-of-use assets	$9	$8
Deferred income taxes	102	197
Overfunded pension plans	110	101
Cash surrender value of life insurance contracts	49	49
Other(1)	227	63
Total	$497	$418
_______________________
(1)Includes restricted cash, land usage rights in China and long term deposits.

NOTE 7.    DEBT
Debt consisted of the following:

(DOLLARS IN MILLIONS)	Effective Interest Rate	March 31, 2021	December 31, 2020
2021 Euro Notes(1)	0.82%	$353	$368
2022 Notes(3)	0.69%	300	—
2023 Notes(1)	3.30%	299	299
2024 Euro Notes(1)	1.88%	587	614
2025 Notes(3)	1.22%	1,001	—
2026 Euro Notes(1)	1.93%	936	978
2027 Notes(3)	1.56%	1,220	—
2028 Notes(1)	4.57%	397	397
2030 Notes(3)	2.21%	1,511	—
2040 Notes(3)	3.04%	775	—
2047 Notes(1)	4.44%	494	494
2048 Notes(1)	5.12%	786	786
2050 Notes(3)	3.21%	1,574	—
2018 Term Loan Facility(1)	3.65%	240	240
2022 Term Loan Facility (1)	1.73%	200	199
2024 Term Loan Facility(3)	1.46%	625	—
2026 Term Loan Facility(3)	1.83%	625	—
Amortizing Notes(1)	6.09%	24	36
Bank overdrafts and other		11	2
Total debt		11,958	4,413
Less: Short-term borrowings(2)		(628)	(634)
Total Long-term debt		$11,330	$3,779
_______________________
(1)Amount is net of unamortized discount and debt issuance costs.
(2)Includes bank borrowings, overdrafts and current portion of long-term debt.
(3)Assumed by the Company as part of the N&B Merger.

Term Loan Facility and Senior Notes assumed as part of the N&B Merger

Following the Merger, the Company assumed the indebtedness incurred by N&B in the debt financings completed prior to the Distribution. This indebtedness includes (i) a Term Loan Facility of $1.250 billion pursuant to the term loan credit agreement (the "N&B Term Loan Facility") and (ii) a series of Senior Notes in the aggregate amount of $6.250 billion with maturities ranging from 2 – 30 years as further described below. N&B’s indebtedness raised prior to the Merger was used to finance the Special Cash Payment to DuPont, which has been paid, and for the satisfaction of the related transaction fees and expenses. See Note 3 for additional information.
N&B Term Loan Facility
The N&B Term Loan Facility was funded on February 1, 2021, and provides for a senior unsecured term loan credit facility in an aggregate principal amount of $1.250 billion, comprised of a $625 million three-year tranche (“2024 Term Loan Facility”) and a $625 million five-year tranche (“2026 Term Loan Facility”). Interest for each tranche equals, at the Company’s option, a per annum rate equal to either (x) an adjusted LIBOR rate plus an applicable margin varying from 0.750% to 2.000% for the three-year tranche and from 1.125% to 2.375% for the five-year tranche or (y) a base rate plus an applicable margin varying from 0.000% to 1.000% for the three-year tranche and from 0.125% to 1.375% for the five-year tranche, in each case depending on the class of IFF’s non-credit-enhanced, senior unsecured long-term debt credit rating.

The 2024 Term Loan Facility and 2026 Term Loan Facility are subject to customary affirmative and negative covenants and events of default after the Closing Date of the Merger. The 2024 Term Loan Facility and 2026 Term Loan Facility are also subject to a financial covenant requiring maintenance of a maximum consolidated leverage ratio of 4.75x until and including the end of the third full fiscal quarter after the Closing Date of the Merger, stepping down to 4.50x until and including the end of the sixth full fiscal quarter after the Closing Date of the Merger, stepping down further to 3.75x until and including the end of the ninth full fiscal quarter after the Closing Date of the Merger and stepping down further to 3.50x thereafter, with a step-up in connection with certain qualifying acquisitions. The Company was in compliance with all covenants as of March 31, 2021.
N&B Senior Notes
On September 16, 2020, N&B issued $6.250 billion in aggregate principal amount of senior unsecured notes consisting of: (i) $300 million senior unsecured notes maturing on September 15, 2022 (the “2022 Notes”), bearing interest at a rate of 0.697% per year, payable semi-annually on March 15 and September 15 of each year, beginning March 15, 2021; (ii) $1.000 billion senior unsecured notes maturing on October 1, 2025 (the “2025 Notes”), bearing interest at a rate of 1.230% per year, payable semi-annually on April 1 and October 1 of each year, beginning April 1, 2021; (iii) $1.200 billion senior unsecured notes maturing on October 15, 2027 (the “2027 Notes”), bearing interest at a rate of 1.832% per year, payable semi-annually on April 15 and October 15 of each year, beginning April 15, 2021; (iv) $1.500 billion senior unsecured notes maturing on November 1, 2030 (the “2030 Notes”), bearing interest at a rate of 2.300% per year, payable semi-annually on May 1 and November 1 of each year, beginning May 1, 2021; (v) $750 million senior unsecured notes maturing on November 15, 2040 (the “2040 Notes”), bearing interest at a rate of 3.268% per year, payable semi-annually on May 15 and November 15 of each year, beginning May 15, 2021, and; (vi) $1.500 billion senior unsecured notes maturing on December 1, 2050 (the “2050 Notes”), bearing interest at a rate of 3.468% per year, payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2021.
Interest on each series of notes began accruing from September 16, 2020 payable semi-annually in arrears as described above. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.
Redemption Provisions
The N&B Senior Notes assumed as a result of the Merger may be redeemed by the issuer at any time at the greater of 100% or the discounted present value of the remaining scheduled payments of principal and interest from the redemption date to the maturity date at Treasury Rate (as defined in the applicable indenture) plus (i) 10 basis points in the case of the 2022 Notes, (ii) 15 basis points in the case of the 2025 Notes, (iii) 25 basis points in the case of the 2027 Notes, (iv) 25 basis points in the case of the 2030 Notes, (v) 30 basis points in the case of the 2040 Notes and (vi) 30 basis points in the case of the 2050 Notes. The redemption dates of each of the N&B Senior Notes are provided in the table below:

Notes	Redemption Date
2022 Notes	September 15, 2022
2025 Notes	September 1, 2025
2027 Notes	August 15, 2027
2030 Notes	August 1, 2030
2040 Notes	May 15, 2040
2050 Notes	June 1, 2050
On or after the applicable redemption dates, each series of the N&B Senior Notes may be redeemed by the issuer at a redemption price equal to 100% of the principal amount of the N&B Senior Notes to be redeemed, plus accrued and unpaid interest on the notes to be redeemed to, but excluding, the redemption date.
2022 Term Loan Facility
On May 15, 2020, the Company entered into a Term Loan Agreement (as amended on August 25, 2020, the "2022 Term Loan Agreement") with China Construction Bank Corporation, New York Branch, as administrative agent, and the lenders party thereto for a senior unsecured two year term loan facility in an aggregate principal amount of up to $200 million (the "2022 Term Loan Facility").
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

As of March 31, 2021, the Company had $200 million outstanding in borrowings under the 2022 Term Loan Agreement. The 2022 Term Loan Agreement contains various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum ratio of net debt to EBITDA of 4.75x, with step-downs over time, following the close of the N&B Merger.
NOTE 8.   LEASES
The Company has operating leases for corporate offices, manufacturing facilities, research and development facilities, and certain transportation and office equipment, all of which are operating leases. The Company's leases have remaining lease terms of up to 40 years, some of which include options to extend the leases for up to 5 years.
The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
(DOLLARS IN MILLIONS)	March 31, 2021	March 31, 2020
Operating lease cost	$32	$12
Finance lease cost	1	1
Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Three Months Ended
(DOLLARS IN MILLIONS)	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$27	$12
Financing cash flows for finance leases	1	1
Right-of-use assets obtained in exchange for lease obligations
Operating leases	11	11
Finance leases	1	2

Right-of-use assets are presented in "Operating lease right-of-use assets" and "Other Assets" in the Consolidated Balance Sheet. Lease liabilities are presented in "Operating lease liabilities" and "Other Liabilities" in the Consolidated Balance Sheet. Any other current liabilities related to operating and financing lease liabilities are presented in the "Other Current Liabilities" in the Consolidated Balance Sheet.

Right-of-use assets and lease liabilities acquired from N&B were remeasured at the present value of the future minimum lease payments over the remaining lease term utilizing an updated incremental borrowing rate of the Company as if the acquired leases were new leases as of the Closing Date. Right-of-use assets were further adjusted for any off-market terms of the lease. The remaining lease term is based on the remaining term at the Closing Date plus any renewal or extension options that the Company is reasonably certain will be exercised. Additionally, the Company has elected short-term lease treatment for those acquired lease contracts which, at the Closing Date, have a remaining lease term of 12 months or less. For the leases acquired through the Transactions, the Company will retain the previous lease classification. This resulted in an increase in both right-of-use assets and operating lease liabilities of approximately $530 million as of the Closing Date.

NOTE 9. INCOME TAXES
Uncertain Tax Positions
As of March 31, 2021, the Company had $131 million of unrecognized tax benefits recorded in Other liabilities and an amount less than $1 million recorded to Other current liabilities. The balance includes $37 million associated with N&B uncertain tax positions recorded in the purchase accounting measurement period. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
As of March 31, 2021, the Company had accrued interest and penalties of $32 million classified in Other liabilities and an amount less than $1 million classified in Other current liabilities. The balance includes $17 million associated with N&B uncertain tax positions recorded in the purchase accounting measurement period.
As of March 31, 2021, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was $164 million associated with tax positions asserted in various jurisdictions. The balance includes $54 million associated with N&B uncertain tax positions recorded in the purchase accounting measurement period.

The Company regularly repatriates earnings from non-U.S. subsidiaries. As the Company repatriates these funds to the U.S., they will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of March 31, 2021, the Company had a deferred tax liability of $57 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
The Company has ongoing income tax audits and legal proceedings which are at various stages of administrative or judicial review. In addition, the Company has open tax years with various taxing jurisdictions that range primarily from 2011 to 2020. Based on currently available information, the Company does not believe the outcome of any of these tax audits and other tax positions related to open tax years, when finalized, will have a material impact on its results of operations.
The Company also has other ongoing tax audits and legal proceedings that relate to indirect taxes, such as value-added taxes, sales and use taxes and property taxes, which are discussed in Note 15.
Effective Tax Rate
The effective tax rate for the three months ended March 31, 2021 was 25.9% compared to 17.0% for the three months ended March 31, 2020. The quarter-over-quarter increase was primarily due to higher repatriation costs and an unfavorable mix of earnings.

NOTE 10.    STOCK COMPENSATION PLANS
The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include PRSUs, RSUs, SSARs and Long-Term Incentive Plan awards. Liability-based awards outstanding under the plans are cash-settled RSUs.
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2021	2020
Equity-based awards	$11	$9
Liability-based awards	3	(1)
Total stock-based compensation expense	14	8
Less: Tax benefit	(3)	(1)
Total stock-based compensation expense, after tax	$11	$7

Transaction with Nutrition and Biosciences, Inc.
In connection with the Merger, N&B employees’ unvested and vested equity awards were converted into equity awards denominated in shares of the Company’s common stock based on a defined exchange ratio. N&B employees’ equity awards were converted into 335,347 IFF stock options, 258,572 IFF RSU awards and 5,816 IFF SAR awards.
For converted RSU awards, the fair value of the equity award is based on the Closing Date market price of IFF stock. For converted stock options and SAR awards, the exercise price per share of the converted award is equal to the exercise price per share of the N&B award immediately prior to the Merger divided by the exchange ratio. The fair value of the IFF stock options and SAR awards that the Company issued in connection with the Merger was estimated using the Black Scholes model.
The awards were generally issued with the same terms and conditions as were applicable prior to the Transaction. At the Closing Date, approximately $25 million of the fair value of the replacement awards granted to N&B employees was attributable to pre-combination service and was included in the purchase price. As of March 31, 2021, post-combination expense of approximately $9 million is expected to be recognized related to the replacement awards over the remaining post-combination service period, approximately up to three years.

NOTE 11. SEGMENT INFORMATION
During the first quarter of 2021, the Company completed its Merger with N&B. Following the Merger, the Company reorganized its reportable segments and is now organized into four reportable operating segments: Nourish, Health & Biosciences (“H&B”), Scent and Pharma Solutions. These segments align with the internal structure to manage these businesses. The Company’s Chief Operating Decision Maker regularly reviews financial information to allocate resources and assess performance utilizing these reorganized segments. Therefore, beginning in the three months ended March 31, 2021, the Company reported its financial performance based on its new segments. The Company recast certain prior period amounts to conform to the way the Company is internally managed and how the Company monitors segment performance during the current fiscal year. Prior to the realignment, the Company operated and managed its business as two operating and reportable segments: Taste and Scent.
Nourish combines IFF’s Taste segment and N&B’s Food & Beverage segment. It is comprised of three platforms, Ingredients, Flavors and Food Designs, with a diversified portfolio across natural and plant-based specialty food ingredients, flavor compounds, and savory solutions and inclusions, respectively. Ingredients provide texturizing solutions to the food industry, food protection solutions used in food and beverage products, specialty soy and pea protein with value-added formulations, emulsifiers and sweeteners. Flavors provide a range of flavor compounds and natural taste solutions that are ultimately used by IFF's customers in savory products, beverages, sweets, and dairy products. Flavors also provide value-added spices and seasoning ingredients for meat, food service, convenience, alternative protein and culinary products. Food Designs provide savory solution products such as spices, sauces, marinades and mixtures. Additionally, Food Designs provide inclusion products that help with taste and texture by, among other things, combining flavorings with fruit, vegetables, and other natural ingredients for a wide range of food products, such as health snacks, baked goods, cereals, pastries, ice cream and other dairy products.
Health & Biosciences is comprised of six platforms, Health, Cultures & Food Enzymes, Home & Personal Care, Animal Nutrition, Grain Processing and Microbial Control, with a biotechnology-driven portfolio of products that serve the health and wellness, food, consumer and industrial markets. Products within this portfolio range from enzymes, food cultures, probiotics and specialty ingredients for non-food applications. Health provides ingredients for dietary supplements, food and beverage, specialized nutrition and pharma. Cultures & Food Enzymes provide products that aim to serve the global demand for healthy, natural, clean label and fermented food for fresh dairy, cheese, bakery and brewing products. This is accomplished by providing IFF's customers with products that allow for extended shelf life and stability, which help to improve customers' products and performance. The platform's enzyme solution also allows IFF's customers to provide low sugar, high fiber and lactose-free dairy products. Home & Personal Care produces enzymes for detergents, cleaning and textile processing products in the laundry, dishwashing, textiles and industrials and personal care markets that help to enhance product and process performances. Animal Nutrition produces enzymes that help to improve the product and process performance of animal feed products, which aim to lessen environmental impact by reducing farm waste. Grain Processing produces enzymes for biofuel production and carbohydrate processing. Microbial Control produces biocides for controlling microbial populations for oil and gas production, home and personal care and industrial preservation markets.
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
Pharma Solutions is comprised of N&B’s historical Pharma Solutions business. Pharma Solutions is a producer of cellulosics and alginates-based pharma excipients, used to improve the functionality and delivery of active pharmaceutical ingredients, including controlled or modified drug release formulations, and enabling the development of more effective pharma solutions. The primary market for Pharma Solutions is the oral dosage pharmaceuticals excipients market.
Effective in the first quarter of 2021, management elected to change the profit or loss measure of the Company’s reportable segments from Segment Operating Profit to Segment Adjusted Operating EBITDA for internal reporting and performance measurement purposes. This change was made to enhance the transparency and visibility of the underlying operating performance of each segment. The Company's Chief Operating Decision Maker evaluates the performance of these reportable operating segments based on Segment Adjusted Operating EBITDA, which is defined as Income (Loss) Before Taxes before depreciation and amortization expense, interest expense, restructuring and other charges, net and certain non-recurring items. Prior period amounts have been recast to reflect these changes in segment profitability measures.

Reportable segment information was as follows:

	Three Months Ended
	March 31,
(DOLLARS IN MILLIONS)	2021	2020
Net sales:
Nourish	$1,308	$772
Health & Biosciences	426	34
Scent	569	541
Pharma Solutions	162	—
Consolidated	$2,465	$1,347
Segment Adjusted Operating EBITDA
Nourish	$270	$176
Health & Biosciences	128	9
Scent	128	118
Pharma Solutions	43	—
Total	569	303
Depreciation & Amortization	(242)	(81)
Interest Expense	(65)	(32)
Other Income (Expense), net	7	(11)
Frutarom Integration Related Costs (a)	(1)	(4)
Restructuring and Other Charges, net (b)	(4)	(5)
Losses on sale of assets	—	(1)
Shareholder Activism Related Costs (c)	(7)	—
Employee Separation Costs (d)	(3)	—
Compliance Review & Legal Defense Costs (e)	—	(1)
N&B Inventory Step-Up Costs	(182)	—
N&B Transaction Related Costs (f)	(89)	(5)
N&B Integration Related Costs (g)	(37)	(10)
(Loss) Income Before Taxes	$(54)	$153
_______________________

(a)	Represents costs related to the integration of the Frutarom acquisition. For 2021, costs primarily related to performance stock awards. For 2020, costs primarily related to advisory services, retention bonuses and performance stock awards.
(b)	For 2021, represents costs primarily related to severance as part of the Company's restructuring efforts. For 2020, represents costs primarily related to the Frutarom Integration Initiative.
(c)	Represents shareholder activist related costs, primarily professional fees.
(d)	Represents costs related to severance liabilities, including accelerated stock compensation expense, for employees who have separated from the Company.
(e)	Costs related to reviewing the nature of inappropriate payments and review of compliance in certain other countries. In addition, includes legal costs for related shareholder lawsuits.
(f)	Represents transaction costs and expenses related to the transaction with N&B, primarily includes legal and professional fees.
(g)	Represents costs primarily related to advisory services for the integration of the transaction with N&B, primarily consulting fees.

Net sales, which are attributed to individual regions based upon the destination of product delivery, were as follows:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2021	2020
Europe, Africa and Middle East	$873	$543
Greater Asia	587	310
North America	722	303
Latin America	283	191
Consolidated	$2,465	$1,347

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2021	2020
Net sales related to the U.S.	$654	$271
Net sales attributed to all foreign countries	1,811	1,076
No non-U.S. country had net sales greater than 6% of total consolidated net sales for the three months ended March 31, 2021.

NOTE 12. EMPLOYEE BENEFITS
Pension and other defined contribution retirement plan expenses included the following components:

(DOLLARS IN MILLIONS)	U.S. Plans
	Three Months Ended March 31,
	2021	2020
Interest cost on projected benefit obligation(2)	$3	$4
Expected return on plan assets(2)	(5)	(7)
Net amortization and deferrals(2)	2	2
Net periodic benefit (income) cost	$—	$(1)

(DOLLARS IN MILLIONS)	Non-U.S. Plans
	Three Months Ended March 31,
	2021	2020
Service cost for benefits earned(1)	$10	$6
Interest cost on projected benefit obligation(2)	2	3
Expected return on plan assets(2)	(12)	(12)
Net amortization and deferrals(2)	5	4
Net periodic benefit (income) cost	$5	$1
_______________________
(1)Included as a component of Operating profit.
(2)Included as a component of Other (income) expense, net.
The Company expects to contribute a total of $4 million to its U.S. pension plans and a total of $25 million to its Non-U.S. Plans during 2021. During the three months ended March 31, 2021, no contributions were made to the qualified U.S. pension plans, $8 million of contributions were made to the non-U.S. pension plans, and $1 million of benefit payments were made with respect to the Company's non-qualified U.S. pension plan.
Income (expense) recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2021	2020
Net amortization and deferrals	$(1)	$(1)
Total postretirement benefit income	$(1)	$(1)

The Company expects to contribute $4 million to its postretirement benefits other than pension plans during 2021. In the three months ended March 31, 2021, $1 million of contributions were made.

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
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company determines the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the London Interbank Offer Rate ("LIBOR") swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. The Company does not have any instruments classified as Level 3, other than those included in pension asset trusts as discussed in Note 16 of the Company's 2020 Form 10-K.
These valuations take into consideration the Company's credit risk and its counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in its own credit risk (or instrument-specific credit risk) was not material as of March 31, 2021.

The carrying values and the estimated fair values of financial instruments at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021		December 31, 2020
(DOLLARS IN MILLIONS)	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 1
Cash and cash equivalents(1)	$872	$872	$650	$650
2025 Notes(6)	1,001	982	—	—
2027 Notes(6)	1,220	1,172	—	—
2030 Notes(6)	1,511	1,454	—	—
2040 Notes(6)	775	736	—	—
2050 Notes(6)	1,574	1,470	—	—
LEVEL 2
Credit facilities and bank overdrafts(2)	11	11	2	2
Derivatives
Derivative assets(3)	3	3	1	1
Derivative liabilities(3)	18	18	29	29
Long-term debt:(4)
2021 Euro Notes	353	353	368	370
2022 Notes	300	300	—	—
2023 Notes	299	314	299	316
2024 Euro Notes	587	615	614	648
2026 Euro Notes	936	1,008	978	1,061
2028 Notes	397	453	397	472
2047 Notes	494	561	494	608
2048 Notes	786	984	786	1,059
2018 Term Loan Facility(2)	240	240	240	240
2022 Term Loan Facility(2)	200	200	199	200
2024 Term Loan Facility(7)	625	625	—	—
2026 Term Loan Facility(7)	625	625	—	—
Amortizing Notes(5)	24	25	36	37
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
(6)The fair value of the Notes is based on market quoted price as there is an active market for the Notes and observable market data and inputs.
(7)The carrying amount approximates fair value as the Term Loans were assumed at fair value and the interest rate is reset frequently based on current market rates.

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
Commodity Contracts
The Company utilizes options, futures and swaps that are not designated as hedging instruments to reduce exposure to commodity price fluctuations on purchases of inventory such as soybeans, soybean oil and soybean meal.
Cash Flow Hedges
The Company maintains several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar ("USD") denominated raw material purchases made by Euro ("EUR") functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of Gains on derivatives qualifying as hedges in the accompanying Consolidated Statement of (Loss) Income and Comprehensive Loss. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of (Loss) Income and Comprehensive Loss in the same period as the related costs are recognized.
Hedges Related to Issuances of Debt
Subsequent to the issuance of the 2021 Euro Notes and 2026 Euro Notes during the third quarter of 2018, the Company designated the debt as a hedge of a portion of its net European investments. Accordingly, the change in the value of the debt that is attributable to foreign exchange movements is recorded in OCI as a component of foreign currency translation adjustments in the accompanying Consolidated Statement of (Loss) Income and Comprehensive Loss.
Subsequent to the issuance of the 2024 Euro Notes during the first quarter of 2016, the Company designated the debt as a hedge of a portion of its net European investments. Accordingly, the change in the value of the debt that is attributable to foreign exchange movements is recorded in OCI as a component of foreign currency translation adjustments in the accompanying Consolidated Statement of (Loss) Income and Comprehensive Loss.
Cross Currency Swaps
During the third quarter of 2019, the Company entered into four EUR/USD cross currency swaps that mature through May 2023. The swaps all qualified as net investment hedges in order to mitigate a portion of the Company's net European investments from foreign currency risk. During the third quarter of 2020, the Company entered into a transaction to unwind two of the swaps issued in the third quarter of 2019 and paid proceeds of $15 million, net of accrued interest receivable of $2 million. The loss arising from the termination of the swaps has been included as a component of accumulated other comprehensive loss. As of March 31, 2021, the two remaining swaps were in a net liability position with an aggregate fair value of $11 million which was classified as other current liabilities. Changes in fair value related to cross currency swaps are recorded in OCI.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of March 31, 2021 and December 31, 2020:

(DOLLARS IN MILLIONS)	March 31, 2021	December 31, 2020
Foreign currency contracts	$121	$221
Commodity contracts	5	—
Cross currency swaps	300	300

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency contracts	$2	$1	$3
Derivative liabilities(2)
Foreign currency contract	$—	$7	$7
Cross currency swaps	11	—	11
Total derivative liabilities	$11	$7	$18

	December 31, 2020
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency contracts	$—	$1	$1
Derivative liabilities(2)
Foreign currency contracts	$6	$—	$6
Cross currency swaps	23	—	23
Total derivative liabilities	$29	$—	$29
 _______________________
(1)Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.
(2)Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of (Loss) Income and Comprehensive Loss for the three months ended March 31, 2021 and 2020 (in millions):

	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Three Months Ended March 31,
	2021	2020
Foreign currency contracts(1)	$(3)	$(8)	Other (income) expense, net
_______________________
(1)The foreign currency contract net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative and non-derivative instruments designated as cash flow and net investment hedging instruments, net of tax, in the Consolidated Statement of (Loss) Income and Comprehensive Loss for the three months ended March 31, 2021 and 2020 (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2021	2020		2021	2020
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$4	$1	Cost of goods sold	$(2)	$2
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	9	21	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	20	10	N/A	—	—
2021 Euro Notes & 2026 Euro Notes	45	21	N/A	—	—
Total	$78	$53		$(2)	$2
The ineffective portion of the above noted cash flow hedges were not material during the three months ended March 31, 2021 and 2020.
The Company expects that $3 million (net of tax) of derivative gain included in AOCI at March 31, 2021, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

NOTE 14.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present changes in the accumulated balances for each component of other comprehensive (loss) income, including current period other comprehensive (loss) income and reclassifications out of accumulated other comprehensive loss:

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2020	$(285)	$(7)	$(406)	$(698)
OCI before reclassifications	(417)	2	2	(413)
Amounts reclassified from AOCI	—	2	7	9
Net current period other comprehensive income (loss)	(417)	4	9	(404)
Accumulated other comprehensive (loss) income, net of tax, as of March 31, 2021	$(702)	$(3)	$(397)	$(1,102)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2019	$(373)	$2	$(346)	$(717)
OCI before reclassifications	(452)	3	—	(449)
Amounts reclassified from AOCI	—	(2)	4	2
Net current period other comprehensive income (loss)	(452)	1	4	(447)
Accumulated other comprehensive (loss) income, net of tax, as of March 31, 2020	$(825)	$3	$(342)	$(1,164)

The following table provides details about reclassifications out of Accumulated other comprehensive loss to the Consolidated Statement of (Loss) Income and Comprehensive Loss:

	Three Months Ended March 31,		Affected Line Item in the Consolidated Statement of (Loss) Income and Comprehensive Loss
(DOLLARS IN MILLIONS)	2021	2020
Gains (losses) on derivatives qualifying as hedges
Foreign currency contracts	$(3)	$2	Cost of goods sold
Tax	1	—	Provision for income taxes
Total	$(2)	$2	Total, net of income taxes
Losses on pension and postretirement liability adjustments
Prior service cost	$2	$(5)	(1)
Actuarial losses	(8)	—	(1)
Tax	(1)	1	Provision for income taxes
Total	$(7)	$(4)	Total, net of income taxes
 _______________________
(1)The amortization of prior service cost and actuarial loss is included in the computation of net periodic benefit cost. Refer to Note 16 of the Company's 2020 Form 10-K for additional information regarding net periodic benefit cost.

NOTE 15.    COMMITMENTS AND CONTINGENCIES
Guarantees and Letters of Credit
The Company has various bank guarantees, letters of credit and surety bonds which are used to support its ongoing business operations, satisfy governmental requirements associated with pending litigation in various jurisdictions and the payment of customs duties.
At March 31, 2021, the Company had total bank guarantees, commercial guarantees, standby letters of credit and surety bonds of $1.985 billion with various financial institutions. Included in the above aggregate amount was a total of $13 million for other assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011. There was $111 million outstanding under the bank guarantees and $33 million outstanding under the commercial guarantees as of March 31, 2021. There were no material amounts utilized under the standby letters of credit as of March 31, 2021.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of $7 million as of March 31, 2021.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of March 31, 2021, the Company had available lines of credit of $6.295 billion with various financial institutions, in addition to the $1.098 billion of capacity under the Credit Facility. There were total draw downs of $109 million pursuant to these lines of credit as of March 31, 2021.
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
Litigation Matters
On August 12, 2019, Marc Jansen filed a putative securities class action against IFF, its Chairman and CEO, and its then-CFO, in the United States District Court for the Southern District of New York. The lawsuit was filed after IFF disclosed that preliminary results of investigations indicated that Frutarom businesses operating principally in Russia and Ukraine had made improper payments to representatives of customers. On December 26, 2019, the Court appointed a group of six investment funds as lead plaintiffs and Pomerantz LLP as lead counsel. On March 16, 2020, lead plaintiffs filed an amended complaint, which added Frutarom and certain former officers of Frutarom as defendants. The amended complaint alleges, among other things, that defendants made materially false and misleading statements or omissions concerning IFF’s acquisition of Frutarom, the integration of the two companies, and the companies’ financial reporting and results. The amended complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and under the Israeli Securities Act-1968, against all defendants, and under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants, on behalf of a putative class of persons and entities who purchased or otherwise acquired IFF securities on the New York Stock Exchange between May 7, 2018 and August 12, 2019 and persons and entities who purchased or otherwise acquired IFF securities on the Tel Aviv Stock Exchange between October 9, 2018 and August 12, 2019. The amended complaint seeks an award of unspecified compensatory damages, costs, and expenses. IFF, its officers, and Frutarom filed a motion to dismiss the case on June 26, 2020. On March 30, 2021, the court dismissed all of the claims against IFF, its officers and Frutarom. On April 28, 2021, lead plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit.
Two motions to approve securities class actions were filed in the Tel Aviv District Court, Israel, in August 2019, similarly alleging, among other things, false and misleading statements largely in connection with IFF’s acquisition of Frutarom and the above-mentioned improper payments. One motion ("Borg") asserts claims under the U.S. federal securities laws against IFF, its Chairman and CEO, and its former CFO. On November 8, 2020, IFF and its officers filed their response to the Borg motion. On April 20, 2021, Mr. Borg filed a motion to stay the proceeding pending an appellate decision in the U.S. proceeding. The other motion ("Oman") (following an initial amendment) asserted claims under the Israeli Securities Act-1968 against IFF, its Chairman and CEO, and its former CFO, and against Frutarom and certain former Frutarom officers and directors, as well as claims under the Israeli Companies Act-1999 against certain former Frutarom officers and directors. On October 4, 2020, the Oman plaintiff filed a motion to remove IFF and its officers from the motion and to add factual allegations from the US amended complaint. Responses to the motion to amend the Oman motion were filed during November 2020. The court granted the motion to amend the Oman motion on February 17, 2021.
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
The net book value of the plant in Guangzhou was approximately $60 million as of March 31, 2021.
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
The net book value of the existing plant was approximately $9 million as of March 31, 2021.
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
Total China Operations
The total net book value of all ten plants in China was approximately $289 million as of March 31, 2021.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, the Company believes it has valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, the Company is required to, and has provided, bank guarantees and pledged assets in the aggregate amount of $20 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.

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
In addition to the $8 million recognized in the fourth quarter of 2019, during the first quarter of 2020 the Company recognized $4 million as an additional recovery on the existing claim. During 2020, the Company also recognized $3 million related to a claim from another of its subsidiaries in Brazil. The income is recognized as a reduction in Selling and Administrative expenses.
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
The following table sets forth the details of the Company's redeemable noncontrolling interests:

(DOLLARS IN MILLIONS)	Redeemable Noncontrolling Interests
Balance at December 31, 2019	$99
Impact of foreign exchange translation	19
Share of profit or loss attributable to redeemable noncontrolling interests	2
Redemption value adjustment for the current period	(6)
Measurement period adjustments	(1)
Exercises of redeemable noncontrolling interests	(10)
Balance at March 31, 2020	$103

Balance at December 31, 2020	$98
Impact of foreign exchange translation	2
Share of profit or loss attributable to redeemable noncontrolling interests	1
Redemption value adjustment for the current period	1
Balance at March 31, 2021	$102
For 2020, the increase in redeemable noncontrolling interests was primarily due to the impact of foreign exchange translation offset by the exercise of options.
During 2020, the Company paid approximately $14 million related to the purchase of certain noncontrolling interests where the option related to the purchase had been exercised in the fourth quarter of 2019.
For 2021, the increase in redeemable noncontrolling interests was primarily due to foreign exchange translation.

NOTE 17. SUBSEQUENT EVENT
Fruit Preparation Divestiture
In the second quarter of 2021, IFF entered into an agreement to divest its fruit preparation business to Frulact, which specializes in fruit preparations for the food & beverage industry. The divestiture is expected to close in the third quarter 2021, pending customary closing conditions, including regulatory approvals and is not expected to have a material impact on the Company's results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(UNLESS INDICATED OTHERWISE, DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
OVERVIEW
Company Background
On February 1, 2021, the Company completed its Merger with Nutrition & Biosciences, Inc. (“N&B”), a subsidiary of DuPont formed to hold the Nutrition and Biosciences business (the “N&B Business”, and such transaction, the "N&B Transaction") pursuant to an Agreement and Plan of Merger (the "Merger Agreement") with DuPont de Nemours, Inc. ("DuPont"). The shares issued in the Merger represented approximately 55.4% of the common stock of IFF on a fully diluted basis, after giving effect to the Merger, as of February 1, 2021.
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
We are now organized in four segments: Nourish, Health & Biosciences, Scent, and Pharma Solutions. The Company’s consolidated financial information for the three months ended March 31, 2021 reflects the results of N&B effective February 1, 2021, whereas the Company’s consolidated financial information for the three months ended March 31, 2020 do not include amounts related to N&B.
Nourish segment consists of most of our legacy Taste segment, N&B’s Food & Beverage division and the food protection business of N&B’s Health & Biosciences division. This segment comprises an innovative and broad portfolio of natural-based ingredients to enhance nutritional value, texture and functionality in a wide range of beverage, dairy, bakery, confectionery and culinary applications.
Health & Biosciences segment consists of N&B’s Health & Biosciences division, with the exception of food protection, which is part of our Nourish segment, as well as parts of our Nutrition and Specialty Ingredients offerings. This segment is the biotechnology-driven portfolio of the N&B Business, where enzymes, food cultures, probiotics and specialty ingredients for food and non-food applications are developed and produced. The Health & Biosciences business includes a biotechnology-driven probiotics portfolio, that produces cultures for use in fermented foods such as yogurt, cheese and fermented beverages. It also uses industrial fermentation to produce enzymes and microorganisms that provide product and process performance benefits to household detergents, animal feed, ethanol production and brewing.
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
Financial Measures — Currency Neutral
Changes in our financial results include the impact of changes in foreign currency exchange rates. We provide currency neutral calculations in this report to remove the impact of these items. Beginning in the first quarter 2021, we elected to change the method in which we calculate currency neutral numbers to now be calculated by translating current year invoiced sale amounts at the exchange rates used for the corresponding prior year period. Previously we calculated currency neutral numbers by comparing current year results to the prior year results restated at exchange rates in effect for the current year based on the currency of the underlying transaction. We use currency neutral results in our analysis of subsidiary or segment performance.

We also use currency neutral numbers when analyzing our performance against our competitors and believe the change in method better allows us to do so.
Due to the Merger with N&B, for the fiscal year 2021 we will not be presenting currency neutral impacts for the Nourish, Health & Biosciences and Pharma Solution operating segments as the performance in these operating segments includes effects of N&B in 2021, while the 2020 period does not and thus the periods are not comparable. We present the currency neutral impacts for the Scent operating segment as this operating segment does not have any effects of N&B.
Impact of COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Various policies and initiatives have been implemented around the world to reduce the global transmission of COVID-19, including the closure of non-essential businesses, reduced travel, the closure of retail establishments, the promotion of social distancing and remote working policies where appropriate. IFF has been designated an essential business in most locations given that its products are used in the manufacture of food products as well as the manufacture of a range of cleaning and hygiene products. Accordingly, although there continue to be minor disruptions, all of IFF’s manufacturing facilities remain open and continue to manufacture products.
The COVID-19 pandemic remains a serious threat to the health of the world's population and certain countries and regions continue to suffer from outbreaks or have seen a recurrence of infections. Accordingly, the Company continues to take the threat from COVID-19 seriously even as the adverse financial impact of COVID-19 on the Company has lessened.
The impact that COVID-19 will have on our consolidated results of operations for the remainder of 2021 remains uncertain. Due to the length and severity of COVID-19, we are experiencing continued volatility as a result of retail and travel, consumer shopping and consumption behavior. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.
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
Sales
Sales in the first quarter of 2021 increased $1.118 billion, or 83% on a reported basis, to $2.465 billion compared to $1.347 billion in the 2020 period. Performance was primarily driven by $1.076 billion of incremental sales that were attributable to the inclusion of N&B, which was merged and consolidated into our results of operations effective February 1, 2021. In addition, sales performance was driven by volume increases across the Nourish, Health & Biosciences and Scent operating segments.
Gross Profit
Gross profit in the first quarter of 2021 increased $188 million, or 33% on a reported basis, to $754 million (31% of sales) compared to $566 million (42% of sales) in the 2020 period. The increase in gross profit was primarily driven by the inclusion of N&B, along with sales volume increases in the business. The decrease in gross profit margin, as a percentage of sales, was due to the difference in product portfolio mix of the new N&B Business compared to the historical IFF product portfolio mix.
Adjusted Operating EBITDA
Adjusted operating EBITDA in the first quarter of 2021 increased $266 million, or 88% on a reported basis, to $569 million (23% of sales) compared to $303 million (22% of sales) in the comparable 2020 period. The increase in adjusted operating EBITDA was primarily driven by the inclusion of N&B, along with sales volume increases in the business.

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2021	2020		Change
Net sales	$2,465	$1,347		83%
Cost of goods sold	1,711	781		119%
Gross profit	754	566
Research and development (R&D) expenses	143	86		66%
Selling and administrative (S&A) expenses	451	230		96%
Amortization of acquisition-related intangibles	152	48		217%
Restructuring and other charges, net	4	5		(20)%
Losses on sales of fixed assets	—	1		(100)%
Operating profit	4	196
Interest expense	65	32		103%
Other (income) expense, net	(7)	11		(164)%
(Loss) income before taxes	(54)	153
Taxes on (loss) income	(14)	26		(154)%
Net (loss) income	$(40)	$127		(131)%
Net income attributable to noncontrolling interests	2	3		(33)%
Net (loss) income attributable to IFF stockholders	$(42)	$124		(134)%
Diluted EPS	$(0.21)	$1.15		(118)%
Gross margin	30.6%	42.0%		NMF
R&D as a percentage of sales	5.8%	6.4%	(60)	bps
S&A as a percentage of sales	18.3%	17.1%	120	bps
Operating margin	0.2%	14.6%		NMF
Effective tax rate	25.9%	17.0%	890	bps
Segment net sales
Nourish	$1,308	$772		69%
Health & Biosciences	426	34		NMF
Scent	569	541		5%
Pharma Solutions	162	—		100%
Consolidated	$2,465	$1,347
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
FIRST QUARTER 2021 IN COMPARISON TO FIRST QUARTER 2020
Sales
Sales for the first quarter of 2021 increased $1.118 billion, or 83% on a reported basis, to $2.465 billion, compared to $1.347 billion in the prior year quarter. Performance was primarily driven by $1.076 billion of incremental sales that was attributable to the inclusion of N&B, which was merged and consolidated into our results of operations effective February 1, 2021. In addition, sales performance reflected growth for the Nourish, Health & Biosciences and Scent segments, primarily driven by volume increases across the three segments.

Sales Performance by Segment

	% Change in Sales - First Quarter 2021 vs. First Quarter 2020
	Reported	Currency Neutral(1)
Nourish	69%	NMF
Health & Biosciences	NMF	NMF
Scent	5%	5%
Pharma Solutions	NMF	NMF
Total	83%	NMF
_______________________
(1)Currency neutral sales growth is calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
NMF: Not meaningful
Nourish
Nourish sales in 2021 increased $536 million, or 69% on a reported basis, to $1.308 billion, compared to $772 million in the prior year period. Performance in the Nourish operating segment was primarily driven by $525 million of incremental sales that was attributable to the inclusion of N&B, along with volume increases, particularly in Flavors.
Health & Biosciences
Health & Biosciences sales in 2021 was $426 million compared to $34 million in the prior year period. Performance in the Health & Biosciences operating segment was primarily driven by $389 million of incremental sales that was attributable to the inclusion of N&B, as the majority of this operating segment consists of the new N&B Business. In addition, sales performance reflected volume increases in the operating segment.
Scent
Scent sales in 2021 increased $28 million, or 5% on a reported basis, to $569 million, compared to $541 million in the prior year period. Scent sales in 2021 also increased 5% on a currency neutral basis. Sales growth in the Scent operating segment was led by Fragrance Compounds, primarily driven by volume increases.
Pharma Solutions
Pharma Solutions sales in 2021 was $162 million. This was a new operating segment of the Company as a result of the Merger with N&B and did not exist in the comparable 2020 period.
Cost of Goods Sold
Cost of goods sold, as a percentage of sales, increased 11.4% in the first quarter of 2021 to 69.4% compared to 58.0% in the first quarter of 2020, primarily driven by the impact of the difference in product portfolio mix of the new N&B Business compared to the historical IFF product portfolio mix. In addition, the increase was due to volume increases.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, decreased to 5.8% in the first quarter of 2021 versus 6.4% in the first quarter of 2020. The decrease, as a percentage of sales, in 2021 was primarily due to the impact of the Merger with N&B that led to an increase in R&D expenses, offset by a larger increase in sales.
Selling and Administrative (S&A) Expenses
S&A expenses increased $221 million to $451 million (18.3% of sales) in the first quarter of 2021 compared to $230 million (17.1% of sales) in the first quarter of 2020. Adjusted S&A expense increased by $104 million to $314 million (12.7% of sales) in 2021 compared to $210 million (15.6% of sales) in 2020. The increase in S&A expenses was primarily due to the N&B Transaction costs related to legal and professional fees.
Restructuring and Other Charges
Restructuring and other charges decreased to $4 million in the first quarter of 2021 compared to $5 million in the first quarter of 2020 (see Note 4 for additional information).

Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $152 million in the first quarter of 2021 compared to $48 million in the first quarter of 2020 primarily due to the Merger with N&B (see Notes 3 and 5 for additional information).
Interest Expense
Interest expense increased to $65 million in the first quarter of 2021 compared to $32 million in the 2020 period. The increase was primarily driven by the debt assumed in the Merger with N&B (see Note 7 for additional information). Average cost of debt was 3.8% for the 2021 period compared to 2.9% for the 2020 period.
Other (Income) Expense, Net
In the first quarter of 2021, we recognized other income, net, of $7 million compared to other expense, net, of $11 million in the 2020 period. The change of $18 million was primarily driven by lower foreign exchange losses.
Income Taxes
The effective tax rate for the three months ended March 31, 2021 was 25.9% compared to 17.0% for the three months ended March 31, 2020. The adjusted effective tax rate for the three months ended March 31, 2021 was 19.7%. compared to 16.2% for the first quarter of 2020. The increase in effective tax rate and adjusted effective tax rate was primarily due to higher repatriation costs and an unfavorable mix of earnings.
Segment Adjusted Operating EBITDA Results by Business Unit
Effective in the first quarter of 2021, management elected to change the profit or loss measure of the Company's reportable segments from Segment Operating Profit to Segment Adjusted Operating EBITDA for internal reporting and performance measurement purposes. Segment Adjusted Operating EBITDA is defined as (Loss) Income Before Taxes before depreciation and amortization expense, interest expense, restructuring and other charges, net and certain non-recurring items. Prior period amounts have been recast to reflect these changes in segment profitability measures. Our determination of reportable segments was made on the basis of our strategic priorities within each segment and corresponds to the manner in which our Chief Operating Decision Maker reviews and evaluates operating performance to make decisions about resources to be allocated to the segment. In addition to our strategic priorities, segment reporting is also based on differences in the products and services we provide. As a result, we added two new reportable segments - Health & Biosciences and Pharma Solutions. Nourish is composed of most of IFF’s legacy Taste division and N&B’s Food & Beverage division. The Scent and Health & Biosciences segments include a component of the legacy Taste segment.

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2021	2020
Segment Adjusted Operating EBITDA
Nourish	$270	$176
Health & Biosciences	128	9
Scent	128	118
Pharma Solutions	43	—
Total	569	303
Depreciation & Amortization	(242)	(81)
Interest Expense	(65)	(32)
Other Income (Expense), net	7	(11)
Frutarom Integration Related Costs	(1)	(4)
Restructuring and Other Charges, net	(4)	(5)
Losses on sale of assets	—	(1)
Shareholder Activism Related Costs	(7)	—
Employee Separation Costs	(3)	—
Compliance Review & Legal Defense Costs	—	(1)
N&B Inventory Step-Up Costs	(182)	—
N&B Transaction Related Costs	(89)	(5)
N&B Integration Related Costs	(37)	(10)
(Loss) Income Before Taxes	$(54)	$153
Segment Adjusted Operating EBITDA margin:
Nourish	20.6%	22.8%
Health & Biosciences	30.0%	26.5%
Scent	22.5%	21.8%
Pharma Solutions	26.5%	—%
Consolidated	23.1%	22.5%
Nourish Segment Adjusted Operating EBITDA
Nourish Segment Adjusted Operating EBITDA increased $94 million to $270 million in the first quarter of 2021 (20.6% of segment sales) from $176 million (22.8% of segment sales) in the comparable 2020 period. The increase primarily reflected the inclusion of N&B, along with volume increases in the operating segment. The decrease in segment adjusted operating EBITDA margin, as a percentage of sales, was due to the difference in product portfolio mix of the new Nourish operating segment, as a result of the Merger with N&B, compared to the historical Taste operating segment.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA increased $119 million to $128 million in the first quarter of 2021 (30.0% of segment sales) from $9 million (26.5% of segment sales) in the comparable 2020 period. The increase primarily reflected the inclusion of N&B, as the majority of this operating segment consists of the new N&B Business.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA increased $10 million to $128 million in the first quarter of 2021 (22.5% of segment sales) from $118 million (21.8% of segment sales) in the comparable 2020 period. The increase primarily reflected volume increases in the operating segment.
Pharma Solutions Segment Adjusted Operating EBITDA
Pharma Solutions Segment Adjusted Operating EBITDA was $43 million in the first quarter of 2021 (26.5% of segment sales). This was a new operating segment of the Company as a result of the Merger with N&B and did not exist in the comparable 2020 period.

Liquidity and Capital Resources
Cash and Cash Equivalents
We had cash and cash equivalents of $872 million at March 31, 2021 compared to $650 million at December 31, 2020 and of this balance, a portion was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
In connection with the Merger with N&B, the Company's cash balance increased by approximately $207 million.
Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate cash from our non-U.S. subsidiaries to fund financial obligations in the U.S. As we repatriate these funds to the U.S. we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of March 31, 2021, we had a deferred tax liability of $57 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
Restricted Cash
Restricted cash of $9 million relates, principally, to amounts escrowed related to certain payments to be made to former Frutarom option holders in future periods. As of March 31, 2021, a portion of this balance, $2 million, is classified as a noncurrent asset.
Cash Flows Provided By Operating Activities
Cash flows provided by operations for the three months ended March 31, 2021 was $358 million, or 14.5% of sales, compared to cash provided by operations of $17 million, or 1.3% of sales, for the three months ended March 31, 2020. The increase in cash provided by operating activities during 2021 was primarily driven by changes related to accounts payable, inventories, accrued expenses and accounts receivable, largely offset by lower cash earnings in the current year.
Working capital (current assets less current liabilities) totaled $2.913 billion and $1.156 billion at March 31, 2021 and December 31, 2020, respectively.
We have various factoring agreements in the U.S. and The Netherlands under which we can factor up to approximately $100 million in receivables. In addition, we have factoring agreements sponsored by certain customers. Under all of the arrangements, we sell the receivables on a non-recourse basis to unrelated financial institutions and account for the transactions as a sale of receivables. The applicable receivables are removed from our Consolidated Balance Sheet when the cash proceeds are received.
As of March 31, 2021, the Company had removed approximately $304 million of receivables. The impact on cash provided by operations from participating in these programs increased approximately $55 million and decreased approximately $5 million for the three months ended March 31, 2021 and 2020, respectively. The cost of participating in these programs was approximately $1 million for both the three months ended March 31, 2021 and 2020.
Cash Flows Provided By (Used In) Investing Activities
Net investing activities during the first three months of 2021 provided $115 million compared to $43 million utilized in the prior year period. The increase in cash provided by investing activities, compared to cash utilized in investing activities in the prior year period, was primarily driven by the increase in cash provided by the Merger with N&B, offset by higher spending on property, plant and equipment and lower proceeds from the disposal of assets in the current year.
We have evaluated and re-prioritized our capital projects and expect that capital spending in 2021 will be about 4.5% of sales (net of potential grants and other reimbursements from government authorities), up slightly from 4% in 2020.
Frutarom Integration Initiative
We expect to achieve $145 million of synergy targets, with total savings in line with our original expectations. See Note 4 for additional information related to the Frutarom Integration Initiative.
Cash Flows Used In Financing Activities
Cash used in financing activities in the first three months of 2021 was $215 million compared to $107 million in the prior year period. The increase in cash used in financing activities was primarily driven by higher repayments of debt, higher contingent considerations paid, higher employee taxes paid and higher cash dividend payments.

We paid dividends totaling $82 million in the 2021 period. We declared a cash dividend per share of $0.77 in the first quarter of 2021 that was paid on April 6, 2021 to all shareholders of record as of March 26, 2021.
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
We currently have a board approved stock repurchase program with a total remaining value of $280 million. As of May 7, 2018, we have suspended our share repurchases.
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
Transaction with Nutrition & Biosciences, Inc.
On February 1, 2021, N&B funded the N&B Term Loan Facility, which provided for a senior unsecured term loan credit facility in an aggregate principal amount of $1.250 billion, comprised of a $625 million three-year tranche (“2024 Term Loan Facility”) and a $625 million five-year tranche (“2026 Term Loan Facility”). Following the Merger, we assumed the indebtedness incurred by N&B in the debt financings, which included (i) the 2024 Term Loan Facility and 2026 Term Loan Facility and (ii) a series of Senior Notes in the aggregate amount of $6.250 billion with maturities ranging from 2 – 30 years as further described below. N&B’s indebtedness raised prior to the Merger was used to finance the Special Cash Payment to DuPont, which has been paid, and for the satisfaction of the related transaction fees and expenses.
Upon completion of our combination with N&B, pursuant to the Merger Agreement, DuPont shareholders own approximately 55.4% of the shares of IFF, and existing IFF shareholders own approximately 44.6% of the shares of IFF.
Refer to Note 3 and Note 7 for additional information.
Revolving Credit Facility and Term Loans
As of March 31, 2021, we had no outstanding borrowings under our $2.000 billion Revolving Credit Facility, $240 million outstanding under the Frutarom Term Loan Agreement and $200 million outstanding in borrowings under the 2022 Term Loan Agreement. The amount that we are able to draw down under the Revolving Credit Facility is limited by financial covenants as described in more detail below. As of March 31, 2021, our draw down capacity was $1.098 billion under the Revolving Credit Facility.
Refer to Note 7 and Part IV, Item 15, "Exhibits and Financial Statement Schedules," Note 9 of our 2020 Form 10-K, filed on February 22, 2021, for additional information.
Debt Covenants
At March 31, 2021, we were in compliance with all financial and other covenants, including the Net Debt to Credit Adjusted EBITDA ratio. At March 31, 2021 our Net Debt/Credit Adjusted EBITDA(1) ratio was 4.32 to 1.0 as defined by the credit facility agreements, which is below the financial covenants of existing outstanding debt.
_______________________
(1)Credit Adjusted EBITDA and Net Debt, which are non-GAAP measures used for these covenants, are calculated in accordance with the definition in the debt agreements. In this context, these measures are used solely to provide information on the extent to which we are in compliance with debt covenants and may not be comparable to Credit Adjusted EBITDA and Net Debt used by other companies. Reconciliations of Credit Adjusted EBITDA to net loss and net debt to total debt are as follows:

(DOLLARS IN MILLIONS)	Twelve Months Ended March 31, 2021
Net loss	$(286)
Interest expense	262
Income taxes	(104)
Depreciation and amortization	1,840
Specified items (1)(3)	812
Non-cash items (2)(3)	41
Credit Adjusted EBITDA	$2,565

(1)Specified items for the 12 months ended March 31, 2021 of $812 million, consisted of Frutarom integration related costs, restructuring and other charges, net, shareholder activism related costs, employee separation costs, Frutarom acquisition related costs, compliance review & legal defense costs, N&B inventory step-up costs, N&B transaction related costs, N&B integration related costs and other N&B specified items.
(2)Non-cash items represent all other adjustments to reconcile net loss to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets and stock-based compensation.
(3)Specified and non-cash items may not include all eligible add-back items from the Merger with N&B, for the purposes of the Credit Adjusted EBITDA calculation, due to availability of the information.

(DOLLARS IN MILLIONS)	March 31, 2021
Total debt	$11,958
Adjustments:
Cash and cash equivalents	872
Net debt	$11,086
Senior Notes
As of March 31, 2021, we had $10.132 billion aggregate principal amount outstanding in senior unsecured notes, with $1.882 billion principal amount denominated in EUR and $8.250 billion principal amount denominated in USD, which includes the N&B Senior Notes assumed as a result of the Merger. The notes bear interest ranging from 0.69% per year to 5.12% per year, with maturities from September 2021 to December 1, 2050. See Note 7 for additional information.
Contractual Obligations
We expect to contribute a total of $4 million to our U.S. pension plans and a total of $25 million to our Non-U.S. plans during 2021. During the three months ended March 31, 2021, there were no contributions made to the qualified U.S. pension plans, $8 million of contributions were made to the non-U.S. pension plans, and $1 million of benefit payments were made with respect to our non-qualified U.S. pension plan. We also expect to contribute $4 million to our postretirement benefits other than pension plans during 2021. During the three months ended March 31, 2021, $1 million of contributions were made to postretirement benefits other than pension plans.
As discussed in Note 15 to the Consolidated Financial Statements, at March 31, 2021, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances, these arrangements are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.

New Accounting Standards
Refer to Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Non-GAAP Financial Measures
We use non-GAAP financial measures in this Form 10-Q, including: (i) currency neutral metrics, (ii) adjusted gross margin, (iii) adjusted selling and administrative expenses (adjusted S&A), (iv) adjusted operating EBITDA and adjusted operating EBITDA margin and (v) adjusted effective tax rate. We also provide the non-GAAP measure net debt solely for the purpose of providing information on the extent to which the Company is in compliance with debt covenants contained in its debt agreements. Our non-GAAP financial measures are defined below.

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
Adjusted gross profit excludes Frutarom acquisition related costs and N&B inventory step-up costs.
Adjusted selling and administrative expenses exclude Frutarom integration related costs, shareholder activism related costs, employee separation costs, compliance review & legal defense costs, N&B transaction related costs and N&B integration related costs.
Adjusted operating EBITDA and adjusted operating EBITDA margin include depreciation and amortization expense, interest expense, other income (expense), net, restructuring and other charges, net and certain non-recurring items such as Frutarom integration related costs, losses on sale of assets, shareholder activism related costs, employee separation costs, compliance review & legal defense costs, N&B inventory step-up costs, N&B transaction related costs and N&B integration related costs.
Adjusted effective tax rate excludes Frutarom integration related costs, restructuring and other charges, net, losses on sale of assets, shareholder activism related costs, employee separation costs, Frutarom acquisition related costs, compliance review & legal defense costs, N&B inventory step-up costs, N&B transaction related costs, N&B integration related costs and redemption value adjustment to EPS.
Net Debt to Credit Adjusted EBITDA is the leverage ratio used in our credit agreement and defined as Net Debt (which is long-term debt less cash and cash equivalents) divided by Credit Adjusted EBITDA. However, as Credit Adjusted EBITDA for these purposes was calculated in accordance with the provisions of the credit agreement, it may differ from the calculation used for adjusted operating EBITDA.
A. Reconciliation of Non-GAAP Metrics

Reconciliation of Gross Profit
	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2021	2020
Reported (GAAP)	$754	$566
Frutarom Acquisition Related Costs (e)	—	1
N&B Inventory Step-Up Costs	182	—
Adjusted (Non-GAAP)	$936	$567

Reconciliation of Selling and Administrative Expenses
	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2021	2020
Reported (GAAP)	$451	$230
Frutarom Integration Related Costs (a)	(1)	(4)
Shareholder Activism Related Costs (c)	(7)	—
Employee Separation Costs (d)	(3)	—
Compliance Review & Legal Defense Costs (f)	—	(1)
N&B Transaction Related Costs (g)	(89)	(5)
N&B Integration Related Costs (h)	(37)	(10)
Adjusted (Non-GAAP)	$314	$210

Reconciliation of Net (Loss) Income
	Three Months Ended March 31,
	2021				2020
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	(Loss) Income before taxes	Taxes on (loss) income (j)	Net (Loss) Income Attributable to IFF (k)	Diluted EPS (l)	Income before taxes	Taxes on income (j)	Net Income Attributable to IFF (k)	Diluted EPS (l)
Reported (GAAP)	$(54)	$(14)	$(42)	$(0.21)	$153	$26	$124	$1.15
Frutarom Integration Related Costs (a)	1	—	1	—	4	1	3	0.02
Restructuring and Other Charges, net (b)	4	1	3	0.02	5	1	4	0.03
Losses on Sale of Assets	—	—	—	—	1	1	—	—
Shareholder Activism Related Costs (c)	7	2	5	0.03	—	—	—	—
Employee Separation Costs (d)	3	—	3	0.01	—	—	—	—
Frutarom Acquisition Related Costs (e)	—	—	—	—	—	(2)	2	0.02
Compliance Review & Legal Defense Costs (f)	—	—	—	—	1	—	1	—
N&B Inventory Step-Up Costs	182	37	145	0.70	—	—	—	—
N&B Transaction Related Costs (g)	89	18	71	0.34	5	—	5	0.05
N&B Integration Related Costs (h)	37	9	28	0.14	10	2	8	0.07
Redemption value adjustment to EPS (i)	—	—	—	0.01	—	—	—	(0.05)
Adjusted (Non-GAAP)	$269	$53	$214	$1.03	$179	$29	$147	$1.30

(a)	Represents costs related to the integration of the Frutarom acquisition. For 2021, costs primarily related to performance stock awards. For 2020, costs primarily related to advisory services, retention bonuses and performance stock awards.
(b)	For 2021, represents costs primarily related to severance as part of the Company's restructuring efforts. For 2020, represents costs primarily related to the Frutarom Integration Initiative.
(c)	Represents shareholder activist related costs, primarily professional fees.
(d)	Represents costs related to severance liabilities, including accelerated stock compensation expense, for employees who have separated from the Company.
(e)	Represents transaction-related costs and expenses related to the acquisition of Frutarom. For 2020, amount primarily includes earn-out payments, net of adjustments, amortization for inventory "step-up" costs and transaction costs principally related to the 2019 Acquisition Activity.
(f)	Costs related to reviewing the nature of inappropriate payments and review of compliance in certain other countries. In addition, includes legal costs for related shareholder lawsuits.
(g)	Represents transaction costs and expenses related to the transaction with N&B, primarily includes legal and professional fees.
(h)	Represents costs primarily related to advisory services for the integration of the transaction with N&B, primarily consulting fees.
(i)	Represents the adjustment to EPS related to the excess of the redemption value of certain redeemable noncontrolling interests over their existing carrying value.
(j)	The income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for the relevant jurisdiction, except for those items which are non-taxable or subject to valuation allowances for which the tax expense (benefit) was calculated at 0%. The tax benefit for amortization is calculated in a similar manner as the tax effects of the non-GAAP adjustments.
(k)	For 2021, net loss is increased by income attributable to noncontrolling interest of $2 million. For 2020, net income is reduced by income attributable to noncontrolling interest of $3 million.
(l)	The sum of these items does not foot due to rounding.

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
•our ability to successfully market to our expanded and diverse Nourish customer base;
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
•any impairment on our tangible or intangible long-lived assets, including goodwill associated with the acquisition of Frutarom and Merger with N&B;
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
The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I. Item 1A., Risk Factors of the 2020 Form 10-K for additional information regarding factors that could affect our results of operations, financial condition and cash flow.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There are no material changes in market risk from the information provided in our 2020 Form 10-K, except for the USD fixed rate debt.
At March 31, 2021, the fair value of our USD fixed rate debt was $8.427 billion. Based on a hypothetical decrease or increase of 10% in interest rates, the estimated fair value of our USD fixed rate debt would decrease or increase, accordingly, by approximately $843 million.

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
(b) Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are subject to various claims and legal actions in the ordinary course of our business.
Litigation Matters
On August 12, 2019, Marc Jansen filed a putative securities class action against IFF, its Chairman and CEO, and its then-CFO, in the United States District Court for the Southern District of New York. The lawsuit was filed after IFF disclosed that preliminary results of investigations indicated that Frutarom businesses operating principally in Russia and Ukraine had made improper payments to representatives of customers. On December 26, 2019, the Court appointed a group of six investment funds as lead plaintiffs and Pomerantz LLP as lead counsel. On March 16, 2020, lead plaintiffs filed an amended complaint, which added Frutarom and certain former officers of Frutarom as defendants. The amended complaint alleges, among other things, that defendants made materially false and misleading statements or omissions concerning IFF’s acquisition of Frutarom, the integration of the two companies, and the companies’ financial reporting and results. The amended complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and under the Israeli Securities Act-1968, against all defendants, and under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants, on behalf of a putative class of persons and entities who purchased or otherwise acquired IFF securities on the New York Stock Exchange between May 7, 2018 and August 12, 2019 and persons and entities who purchased or otherwise acquired IFF securities on the Tel Aviv Stock Exchange between October 9, 2018 and August 12, 2019. The amended complaint seeks an award of unspecified compensatory damages, costs, and expenses. IFF, its officers, and Frutarom filed a motion to dismiss the case on June 26, 2020. On March 30, 2021, the court dismissed all of the claims against IFF, its officers and Frutarom. On April 28, 2021, lead plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit.
Two motions to approve securities class actions were filed in the Tel Aviv District Court, Israel, in August 2019, similarly alleging, among other things, false and misleading statements largely in connection with IFF’s acquisition of Frutarom and the above-mentioned improper payments. One motion ("Borg") asserts claims under the U.S. federal securities laws against IFF, its Chairman and CEO, and its former CFO. On November 8, 2020, IFF and its officers filed their response to the Borg motion. On April 20, 2021, Mr. Borg filed a motion to stay the proceeding pending an appellate decision in the U.S. proceeding. The other motion ("Oman") (following an initial amendment) asserted claims under the Israeli Securities Act-1968 against IFF, its Chairman and CEO, and its former CFO, and against Frutarom and certain former Frutarom officers and directors, as well as claims under the Israeli Companies Act-1999 against certain former Frutarom officers and directors. On October 4, 2020, the Oman plaintiff filed a motion to remove IFF and its officers from the motion and to add factual allegations from the US amended complaint. Responses to the motion to amend the Oman motion were filed during November 2020. The court granted the motion to amend the Oman motion on February 17, 2021.
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

ITEM 1a. RISK FACTORS.
Refer to Part I, Item 1A, “Risk Factors,” of our 2020 Annual Report on Form 10-K (the "2020 Form 10-K") and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC. There have been no material changes with respect to the risk factors disclosed in our 2020 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 6. EXHIBITS.

4.1
Second Supplemental Indenture, dated as of March 4, 2021, among Nutrition & Biosciences, Inc., International Flavors & Fragrances Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to Form 8-K dated March 4, 2021).

4.2
Icon Debt Assumption Supplement, dated as of March 4, 2021, among Neptune Merger Sub II LLC (as successor by merger to Nutrition & Biosciences, Inc.) and International Flavors & Fragrances Inc., and as acknowledged by Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated by reference from Exhibit 4.2 to Form 8-K dated March 4, 2021).

10.1	Co-Operation Agreement dated March 7, 2021 (incorporated by reference from Exhibit 10.1 to Form 8-K dated March 8, 2021).
31.1	Certification of Andreas Fibig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Rustom Jilla pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Andreas Fibig and Rustom Jilla pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 10, 2021	By:	/s/ Andreas Fibig
Andreas Fibig
Chairman of the Board and Chief Executive Officer

Dated:	May 10, 2021	By:	/s/ Rustom Jilla
Rustom Jilla
Executive Vice President and Chief Financial Officer

Dated:	May 10, 2021	By:	/s/ Robert Anderson
Robert Anderson
Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)