Form 10-Q
period 2021-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2021-08-05
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No  ☑
Number of shares of common stock outstanding as of July 29, 2021: 249,064,711

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(DOLLARS IN MILLIONS)	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$935	$650
Restricted cash	7	7
Trade receivables (net of allowances of $42 and $21, respectively)	2,059	929
Inventories: Raw materials	836	566
Work in process	304	38
Finished goods	1,324	528
Total Inventories	2,464	1,132
Prepaid expenses and other current assets	832	342
Total Current Assets	6,297	3,060
Property, plant and equipment, at cost	6,148	2,928
Accumulated depreciation	(1,582)	(1,470)
Property, plant and equipment, net	4,566	1,458
Goodwill	17,250	5,593
Other intangible assets, net	11,448	2,727
Operating lease right-of-use assets	785	299
Other assets	518	418
Total Assets	$40,864	$13,555
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings, overdrafts, and current portion of long-term debt	$616	$634
Accounts payable	1,389	556
Accrued payroll and bonus	241	133
Dividends payable	191	82
Other current liabilities	790	499
Total Current Liabilities	3,227	1,904
Long-term debt	11,354	3,779
Retirement liabilities	550	326
Deferred income taxes	2,674	593
Operating lease liabilities	682	265
Other liabilities	477	268
Total Other Liabilities	15,737	5,231
Commitments and Contingencies (Note 15)
Redeemable noncontrolling interests	100	98
Shareholders’ Equity:
Common stock 12 1/2¢ par value; 500,000,000 shares authorized; 270,266,598 shares issued as of June 30, 2021 and 128,526,137 shares issued as of December 31, 2020; and 249,050,541 and 106,937,990 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	34	16
Capital in excess of par value	19,800	3,853
Retained earnings	3,759	4,156
Accumulated other comprehensive loss	(834)	(698)
Treasury stock, at cost (21,216,057 and 21,588,147 shares as of June 30, 2021 and December 31, 2020, respectively)	(998)	(1,017)
Total Shareholders’ Equity	21,761	6,310
Noncontrolling interest	39	12
Total Shareholders’ Equity including Noncontrolling interest	21,800	6,322
Total Liabilities and Shareholders’ Equity	$40,864	$13,555
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2021	2020	2021	2020
Net sales	$3,089	$1,199	$5,554	$2,546
Cost of goods sold	2,179	717	3,890	1,498
Gross profit	910	482	1,664	1,048
Research and development expenses	164	81	307	167
Selling and administrative expenses	412	230	863	460
Amortization of acquisition-related intangibles	200	49	352	97
Restructuring and other charges	24	2	28	7
Losses on sales of fixed assets	—	—	—	1
Operating profit	110	120	114	316
Interest expense	77	32	142	64
Other income, net	(11)	(16)	(18)	(5)
Income (loss) before taxes	44	104	(10)	257
Provision for income taxes	14	16	—	42
Net income (loss)	30	88	(10)	215
Net income attributable to noncontrolling interests	2	1	4	4
Net income (loss) attributable to IFF stockholders	28	87	(14)	211
Other comprehensive income (loss), net, after tax:
Foreign currency translation adjustments	263	147	(154)	(305)
Gains (losses) on derivatives qualifying as hedges	2	(3)	6	(2)
Pension and postretirement net liability	3	3	12	7
Other comprehensive income (loss), net	268	147	(136)	(300)
Comprehensive income (loss) attributable to IFF stockholders	$296	$234	$(150)	$(89)

Net income (loss) per share - basic	$0.11	$0.75	$(0.06)	$1.91
Net income (loss) per share - diluted	$0.11	$0.74	$(0.06)	$1.89
Average number of shares outstanding - basic	254	112	230	112
Average number of shares outstanding - diluted	255	114	230	114
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2021	2020
Cash flows from operating activities:
Net (loss) income	$(10)	$215
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	564	161
Deferred income taxes	(137)	(8)
Losses on sale of assets	—	1
Stock-based compensation	27	19
Pension contributions	(12)	(14)
Amortization of inventory step-up	377	—
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(205)	(132)
Inventories	(130)	(67)
Accounts payable	250	62
Accruals for incentive compensation	7	7
Other current payables and accrued expenses	32	(30)
Other assets/liabilities, net	(65)	(6)
Net cash provided by operating activities	698	208
Cash flows from investing activities:
Additions to property, plant and equipment	(165)	(80)
Proceeds from life insurance contracts	—	2
Proceeds from disposal of assets	2	1
Cash provided by the Merger with N&B	193	—
Net cash provided by (used in) investing activities	30	(77)
Cash flows from financing activities:
Cash dividends paid to shareholders	(274)	(160)
Decrease in revolving credit facility and short-term borrowings	(104)	(1)
Repayments on debt	(24)	(23)
Proceeds from issuance of long-term debt	3	—
Contingent consideration paid	(14)	(1)
Purchases of redeemable noncontrolling interest	—	(22)
Proceeds from issuance of stock in connection with stock options	5	—
Employee withholding taxes paid	(19)	(8)
Net cash used in financing activities	(427)	(215)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(18)	(28)
Net change in cash, cash equivalents and restricted cash	283	(112)
Cash, cash equivalents and restricted cash at beginning of year	660	624
Cash, cash equivalents and restricted cash at end of period	$943	$512
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$160	$57
Income taxes paid	134	58
Accrued capital expenditures	36	29
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at March 31, 2020	128,526,137	$16	$3,835	$4,162	$(1,164)	(21,713,880)	$(1,021)	$13	$5,841
Net income				87				—	87
Cumulative translation adjustment					147				147
Losses on derivatives qualifying as hedges; net of tax of $0					(3)				(3)
Pension liability and postretirement adjustment; net of tax of $(1)					3				3
Cash dividends declared ($0.75 per share)				(80)					(80)
Stock options/SSARs			—			43,465	2		2
Vested restricted stock units and awards			(5)			76,318	2		(3)
Stock-based compensation			10						10
Redeemable NCI			(2)						(2)
Dividends paid on noncontrolling interest and Other				(1)				—	(1)
Balance at June 30, 2020	128,526,137	$16	$3,838	$4,168	$(1,017)	(21,594,097)	$(1,017)	$13	$6,001

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at March 31, 2021	270,266,598	$34	$19,796	$3,922	$(1,102)	(21,406,957)	$(1,008)	$39	$21,681
Net income				28				—	28
Cumulative translation adjustment					263				263
Gains on derivatives qualifying as hedges; net of tax of $0					2				2
Pension liability and postretirement adjustment; net of tax of $(2)					3				3
Cash dividends declared ($0.77 per share)				(191)					(191)
Stock options/SSARs			1			15,906	1		2
Vested restricted stock units and awards			(14)			174,994	9		(5)
Stock-based compensation			16						16
Redeemable NCI			1						1
Balance at June 30, 2021	270,266,598	$34	$19,800	$3,759	$(834)	(21,216,057)	$(998)	$39	$21,800

See Notes to Consolidated Financial Statements

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2020	128,526,137	$16	$3,823	$4,118	$(717)	(21,738,838)	$(1,023)	$12	$6,229
Net income				211				1	212
Cumulative translation adjustment					(305)				(305)
Losses on derivatives qualifying as hedges; net of tax of $0					(2)				(2)
Pension liability and postretirement adjustment; net of tax of $(2)					7				7
Cash dividends declared ($1.50 per share)				(160)					(160)
Stock options/SSARs			(1)			57,228	3		2
Vested restricted stock units and awards			(7)			87,513	3		(4)
Stock-based compensation			19						19
Redeemable NCI			4						4
Dividends paid on noncontrolling interest and Other				(1)				—	(1)
Balance at June 30, 2020	128,526,137	$16	$3,838	$4,168	$(1,017)	(21,594,097)	$(1,017)	$13	$6,001

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2021	128,526,137	$16	$3,853	$4,156	$(698)	(21,588,147)	$(1,017)	$12	$6,322
Net loss				(14)				1	(13)
Cumulative translation adjustment					(154)				(154)
Gains on derivatives qualifying as hedges; net of tax of $1					6				6
Pension liability and postretirement adjustment; net of tax of $(1)					12				12
Cash dividends declared ($1.54 per share)				(383)					(383)
Stock options/SSARs			2			114,635	6		8
Vested restricted stock units and awards			(18)			257,455	13		(5)
Stock-based compensation			27						27
Impact of N&B Merger	141,740,461	18	15,936					26	15,980
Balance at June 30, 2021	270,266,598	$34	$19,800	$3,759	$(834)	(21,216,057)	$(998)	$39	$21,800
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
Basis of Presentation
These interim Consolidated Financial Statements and related management’s discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related notes and management’s discussion and analysis of results of operations, liquidity and capital resources included in our 2020 Annual Report on Form 10-K (“2020 Form 10-K”).
These interim Consolidated Financial Statements are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted, if not materially different from the 2020 Form 10-K. The year-end balance sheet data included in this Form 10-Q was derived from audited financial statement. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim Consolidated Financial Statements, have been made.
On February 1, 2021 (the “Closing Date”), the Company completed the combination (the "Merger") of IFF and DuPont de Nemours, Inc (“DuPont”) nutrition and biosciences business (the “N&B Business”), which had been transferred to Nutrition and Biosciences, Inc., a Delaware corporation and wholly owned subsidiary of DuPont ("N&B") in a Reverse Morris Trust transaction. See Note 3 for additional information. As a result, the Company’s Consolidated Financial Statements for the three and six months ended June 30, 2021 reflect the results of N&B from the Closing Date, whereas the Company’s Consolidated Financial Statements for the three and six months ended June 30, 2020 do not.
In the current year, the Company has changed its presentation from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior year disclosed amounts.
Reporting Periods
Effective 2021, the Company changed its fiscal year end from a 52/53-week fiscal year ending on the Friday closest to the last day of the quarter, to a calendar year of the twelve-month period from January 1 to December 31. The Company elected to change its fiscal year end in connection with the Merger with N&B to align the Company’s fiscal year with N&B’s. For the 2020 comparative quarter presented, the actual closing date was July 3. For ease of presentation, June 30 and December 31 are used consistently throughout this Form 10-Q and these interim financial statements and related notes to represent the period-end dates in the comparative periods. The three and six months ended June 30, 2021 both contained three fewer business days than the corresponding periods in 2020, however the impact of this on revenue and net income for the three months ended June 30, 2021, and revenue and net loss for the six months ended June 30, 2021, was not material.
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
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Company's statement of cash flows periods ended June 30, 2021 and June 30, 2020 to the amounts reported in the Company's balance sheet as at June 30, 2021, December 31, 2020, June 30, 2020 and December 31, 2019.

(DOLLARS IN MILLIONS)	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
Current assets
Cash and cash equivalents	$935	$650	$498	$607
Restricted cash	7	7	10	17
Noncurrent assets
Restricted cash included in Other assets	1	3	4	—
Cash, cash equivalents and restricted cash	$943	$660	$512	$624
Accounts Receivable
The Company has various factoring agreements in the U.S. and The Netherlands under which it can factor up to approximately $100 million in receivables. In addition, the Company has factoring agreements sponsored by certain customers. Under all of the arrangements, the Company sells the receivables on a non-recourse basis to unrelated financial institutions and accounts for the transactions as a sale of receivables. The applicable receivables are removed from the Company's Consolidated Balance Sheets when the cash proceeds are received by the Company.
Through these factoring programs, the Company removed $384 million and $249 million of receivables from its Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively, which are primarily related to the factoring agreements sponsored by certain customers.
The impact on cash provided by operations from participating in these programs was an increase of $72 million for the six months ended June 30, 2021 and an increase of $8 million for the six months ended June 30, 2020.
The cost of participating in these programs was approximately $2 million and $1 million for the three months ended June 30, 2021 and 2020, respectively, and was $3 million and $2 million for the six months ended June 30, 2021 and 2020, respectively.
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
Contract Assets and Liabilities
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
As of June 30, 2021 and December 31, 2020, the Company's gross accounts receivable was $2.101 billion and $950 million, respectively. The Company's contract assets and contract liabilities as of June 30, 2021 and December 31, 2020 were not material.

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
The Company also considers current and future economic conditions in the determination of the allowance. At June 30, 2021, the Company reported $2.059 billion of trade receivables, net of allowances of $42 million. Based on the aging analysis as of June 30, 2021, approximately 90% of our accounts receivable were current based on the payment terms of the invoice. Receivables that are past due by over 365 days account for approximately 1% of our accounts receivable.

The following is a rollforward of the Company's allowances for bad debts for the six months ended June 30, 2021, with the write-offs being under $1 million, which was not material:

(DOLLARS IN MILLIONS)	Allowances for Bad Debts
Balance at December 31, 2020	$21
Bad debt expense	2
Other adjustments(1)	20
Foreign exchange	(1)
Balance at June 30, 2021	$42
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
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU is intended to simplify various aspects related to the cessation of reference rates in certain financial markets that would otherwise create modification accounting or changes in estimate. This guidance is effective for the period from March 12, 2020 to December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through June 30, 2021 but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, and intended to simplify various aspects related to accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years, with early adoption permitted. This guidance was adopted on January 2, 2021 and does not have a material impact on the Company's Consolidated Financial Statements.
Fruit Preparation Divestiture
The Company classifies assets as "held for sale" when, among other factors, management approves and commits to a formal plan of sale with the expectation the sale will be completed within one year. The net assets of the business held for sale are then recorded at the lower of their current carrying value or the fair market value, less costs to sell.

During the second quarter of 2021, the Company entered into an agreement to divest its fruit preparation business, which is a part of the Nourish segment. As a result, for the period ended June 30, 2021, such assets were classified as held for sale and are reported as current assets and liabilities on the Consolidated Balance Sheets in the aggregate amount of approximately $113 million. The Company expects that the transaction will close at the end of the third quarter.

NOTE 2. NET INCOME (LOSS) PER SHARE
A reconciliation of the shares used in the computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2021	2020	2021	2020
Net Income (Loss)
Net income (loss) attributable to IFF stockholders	$28	$87	$(14)	$211
Adjustment related to (increase) decrease in redemption value of redeemable noncontrolling interests in excess of earnings allocated	1	(2)	—	4
Net income (loss) available to IFF stockholders	$29	$85	$(14)	$215
Shares
Weighted average common shares outstanding (basic)(1)	254	112	230	112
Adjustment for assumed dilution(2):
Stock options and restricted stock awards	—	1	—	1
SPC portion of TEUs	1	1	—	1
Weighted average shares assuming dilution (diluted)	255	114	230	114

Net Income (Loss) per Share(3)
Net income (loss) per share - basic(4)	$0.11	$0.75	$(0.06)	$1.91
Net income (loss) per share - diluted(5)	0.11	0.74	(0.06)	1.89
_______________________
(1)For the three and six months ended June 30, 2021 and 2020, the tangible equity units (“TEUs”) were assumed to be outstanding at the minimum settlement amount for basic earnings per share. See below for details.
(2)Effect of dilutive securities includes dilution under stock plans and incremental impact of TEUs. See below for details.
(3)Diluted net income (loss) per share attributable to IFF for the six months ended June 30, 2021 excluded approximately one million potentially dilutive securities because there was a net loss attributable to IFF for the period and, as such, the inclusion of these securities would have been anti-dilutive.
(4)For the three and six months ended June 30, 2020, the basic net income per share cannot be recalculated based on the information presented in the table above due to the effects of rounding and change in presentation from thousands to millions between 2020 and 2021, respectively.
(5)For the three months ended June 30, 2020, the diluted net income per share cannot be recalculated based on the information presented in the table above due to the effects of rounding and change in presentation from thousands to millions between 2020 and 2021, respectively.
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
The Company declared a quarterly dividend to its shareholders of $0.77 and $0.75 per share for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, the Company declared quarterly dividends to its shareholders totaling $1.54 and $1.50, respectively.
There were no stock options or stock-settled appreciation rights (“SSARs”) excluded from the computation of diluted net income (loss) per share for the three months ended June 30, 2021 and three and six months ended June 30, 2020.

The Company issued 16,500,000 TEUs, consisting of a prepaid stock purchase contract ("SPC") and a senior amortizing note, for net proceeds of $800 million on September 17, 2018. For purposes of calculating basic net income (loss) per share, the SPCs were assumed to be settled at the minimum settlement amount of 0.3134 shares per SPC on June 30, 2021 and 2020. For purposes of calculating diluted earnings per share, the SPCs were assumed to be settled at a conversion factor not to exceed 0.3411 and 0.3839 on June 30, 2021 and 2020, respectively. The SPC conversion factor is based on the 20 day volume-weighted average price (“VWAP”) per share of the Company’s common stock. Per the TEU agreement, the maximum settlement amount is 0.3839 shares per SPC.
The Company has issued shares of purchased restricted common stock units (“PRSUs”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method.
The Company did not present the two-class method since the difference between basic and diluted net income (loss) per share for both unrestricted common shareholders and PRSU shareholders for the three months ended June 30, 2021 was less than $0.01 per share and there was no difference between basic and diluted net income (loss) per share for both unrestricted common shareholders and PRSU shareholders for the six months ended June 30, 2021. Additionally, the difference for the three and six months ended June 30, 2020 was less than $0.01 per share. The number of PRSUs outstanding as of June 30, 2021 and 2020 was not material. Net income allocated to such PRSUs was not material for the three months ended June 30, 2021 and 2020. Net loss allocated to such PRSUs was not material for the six months ended June 30, 2021 and net income allocated to such PRSUs was also not material for the six months ended June 30, 2020.

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
The Merger was accounted for using the purchase method of accounting in accordance with ASC Topic 805, Business Combinations, with IFF identified as the acquirer. As a result of the Merger, N&B’s assets, liabilities and the operating results of N&B were included in the Company’s financial statements from the Closing Date. N&B contributed net sales of approximately $1.693 billion and net loss of approximately $85 million for the three months ended June 30, 2021 and net sales of approximately $2.769 billion and net loss of approximately $144 million for the six months ended June 30, 2021, which includes the effects of purchase accounting adjustments, primarily related to changes in amortization of intangible assets, depreciation of property, plant and equipment and amortization of stepped up inventory.
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
Purchase Price Allocation
The Merger with N&B was accounted for under the acquisition method under which the Company allocated the purchase consideration to the tangible net assets and identifiable assets acquired based on estimated fair values at the Closing Date, and recorded the excess of consideration over the fair values of net assets acquired as goodwill. The purchase price allocation is preliminary and is subject to change. The Company is still evaluating the valuation and estimated useful lives of property, plant and equipment, goodwill, intangible assets (trade names, customer relationships and technological know-hows), inventory and leases, in addition to ensuring all other assets and liabilities and contingencies have been identified and recorded. Due to the timing of the business combination and the magnitude of and multi-jurisdictional nature of the net assets acquired, at June 30, 2021, the valuation process to determine the fair values is not complete and further adjustments are expected in fiscal year 2021. The Company has estimated the preliminary fair value of net assets acquired based on information currently available and will continue to adjust those estimates as additional information becomes available during the measurement period. As of June 30, 2021, the Company has not finalized its assessment of the In-Process Research and Development (IPR&D) assets acquired as part of the Transactions. Further, the assessment of certain contingencies including loss contracts and environmental liabilities, pension and postretirement benefit obligations and taxes remain open for completion of the related analysis. Additionally, the Company is finalizing the projected combined future tax rate to be applied to the valuation of assets, which could impact the valuation of goodwill and intangible assets. The Company will finalize its accounting for the N&B Merger, including the allocation of goodwill to reporting units, within one year of the Closing Date.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed:

(DOLLARS IN MILLIONS)	As Reported in the First Quarter of 2021	Measurement Period Adjustments(1)	As Reported in the Second Quarter of 2021
Cash and cash equivalents	$207	$(14)	$193
Receivables	962	(8)	954
Inventory	1,615	(15)	1,600
Prepaid expenses and other current assets	342	—	342
Property, plant and equipment	3,242	1	3,243
Deferred income taxes	75	2	77
Intangible assets	9,176	(5)	9,171
Other assets	702	—	702
Accounts payable and accrued liabilities	(1,028)	16	(1,012)
Accrued payroll and employee benefits	(163)	—	(163)
Deferred tax liabilities	(2,369)	(1)	(2,370)
Long-term debt	(7,636)	—	(7,636)
Other long-term liabilities	(907)	(2)	(909)
Total identifiable net assets assumed	4,218	(26)	4,192
Non-controlling interest	(26)	—	(26)
Goodwill	11,762	26	11,788
Preliminary purchase price	$15,954	$—	$15,954

_______________________
(1)The preliminary fair value purchase price allocation of the assets and liabilities acquired in the N&B Merger as reported in the first quarter of 2021 were updated during the three months ended June 30, 2021, primarily due to refining fair value measurements of intangible assets, property, plant and equipment, and inventory, as well as refining carrying amounts of certain assets and liabilities due to obtaining new facts and circumstances about acquired assets and liabilities that existed at the acquisition date. The cumulative impact of the adjustments during the three months ended June 30, 2021 resulted in a $26 million increase to goodwill.
Acquired inventory is comprised of finished goods, work in process and raw materials. The preliminary fair value of finished goods was calculated as the estimated selling price, adjusted for costs of the selling effort and a reasonable profit allowance relating to the selling effort. The preliminary fair value of work in process inventory was primarily calculated as the estimated selling price, adjusted for estimated costs to complete the manufacturing, estimated costs of the selling effort, as well as a reasonable profit margin on the remaining manufacturing and selling effort. The preliminary fair value of raw materials and supplies was determined based on replacement cost which approximates historical carrying value. The preliminary fair value step-up is amortized to “Cost of goods sold” in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) as the inventory is sold, which is expected to be a period of approximately four months from the Closing Date.
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
The Company has recognized $11.788 billion of goodwill to date in connection with the N&B Merger, which is in part attributable to expected synergies generated by the integration of N&B including cross-selling benefits as well as cost synergies, substantially all of which is not deductible for income tax purposes. Any further changes in the estimated fair values of the assets acquired and liabilities assumed in the Merger may change the amount of the purchase consideration allocated to goodwill. Goodwill of $2.393 billion, $7.694 billion and $1.701 billion is allocated to the Nourish, Health & Biosciences and Pharma Solutions segments, respectively. The allocation of goodwill to segments was based on a preliminary analysis and is subject to change during the measurement period as the Company continues to finalize the valuations of assets acquired and liabilities assumed.
The estimated preliminary fair value and useful lives of the identifiable intangible assets are as follows:

(DOLLARS IN MILLIONS)	Estimated Amounts	Estimated Useful Lives
Finite lived intangible assets
Trade names	$281	4 to 22 years
Customer relationships	6,785	13 to 25 years
Technological know-how	2,105	5 to 14 years
Total	$9,171
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
Lease liabilities, included in “Other current liabilities” and “Operating lease liabilities” in the Consolidated Balance Sheets, at the Closing Date, are remeasured at the present value of the future minimum lease payments over the remaining lease term and the incremental borrowing rate of the Company as if the acquired leases were new leases as of the Closing Date. Right-of-use assets included in "Operating lease right-of-use assets" and “Other assets” in the Consolidated Balance Sheets as of the Closing Date, are equal to the amount of the lease liability at the Closing Date. As of June 30, 2021, the Company has not finalized its assessment of any off-market terms of the leases. The remaining lease term is based on the remaining term at the Closing Date plus any renewal or extension options that the Company is reasonably certain will be exercised.

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
Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined results of operations of IFF and N&B as if the Merger had been completed as of the prior fiscal year, or January 1, 2020. The unaudited pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the Merger and related borrowings had taken place on January 1, 2020, nor are they indicative of future results. The unaudited pro forma financial information for the six months ended June 30, 2021 includes IFF results, including the post-Merger results of N&B, since February 1, 2021, and pre-Merger results of N&B for the period January 1, 2021 through January 31, 2021.
The unaudited pro forma results for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2021	2020
Unaudited pro forma net sales	$6,061	$5,636
Unaudited pro forma net income (loss) attributable to the Company	406	(91)
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
For the three months ended June 30, 2021, the Company incurred transaction-related costs of approximately $2 million. This amount primarily consists of professional services fees, legal fees and others. For the six months ended June 30, 2021, the Company incurred transaction-related costs of approximately $91 million. This amount primarily consists of the following: approximately $79 million of M&A advisory fees and $12 million of professional services fees, legal fees and others.

NOTE 4.    RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges primarily consist of separation costs for employees including severance, outplacement and other employee benefit costs ("Severance"), charges related to the write-down of fixed assets of plants to be closed ("Fixed asset write-down") and all other related restructuring ("Other") costs. All restructuring and other charges are separately stated on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
Frutarom Integration Initiative
In connection with the acquisition of Frutarom, the Company has been executing an integration plan that, among other initiatives, seeks to optimize its manufacturing network (the "Frutarom Integration Initiative"). As part of the Frutarom Integration Initiative, the Company now expects to close approximately 30 manufacturing sites with most of the closures targeted to occur by the end of 2022. Between 2019 and 2020, the Company completed the closure of 21 sites. During the six months ended June 30, 2021, the Company completed the closure of one site. Since the inception of the initiative through June 30, 2021, the Company has closed 22 sites and expensed total costs of approximately $29 million. Total costs for the program are expected to be approximately $60 million including cash and non-cash items through 2022.
2019 Severance Program
During the year ended December 31, 2019, the Company incurred severance charges related to approximately 190 headcount reductions, excluding those previously mentioned under the Frutarom Integration Initiative. The headcount reductions primarily related to the Scent business unit with additional amounts related to headcount reductions in all business units associated with the establishment of a new shared service center in Europe. Since the inception of the program, the Company has expensed approximately $21 million to date. As of June 30, 2021, the program is largely completed.
N&B Merger Restructuring Liability
For the six months ended June 30, 2021, the Company incurred approximately $25 million of charges related to severance for approximately 200 headcount reductions that will occur in 2021.

Changes in Restructuring Liabilities
Changes in restructuring liabilities by program during the six months ended June 30, 2021 were as follows:

(DOLLARS IN MILLIONS)	Balance at December 31, 2020	Additional Charges (Reversals), Net	Cash Payments	Impact of N&B Merger(2)	Balance at June 30, 2021
Frutarom Integration Initiative
Severance	$3	$2	$(2)	$—	$3
Other(1)	3	—	—	—	3
2019 Severance Plan
Severance	6	—	—	—	6
Other Restructuring Charges
Severance	2	—	(1)	—	1
Other(3)	—	1	—	—	1
N&B Merger Restructuring Liability
Severance	—	25	(1)	4	28
Total restructuring	$14	$28	$(4)	$4	$42
_______________________
(1)Other includes supplier contract termination costs, consulting and advisory fees.
(2)Restructuring liabilities related to severance assumed as a result of the Merger with N&B.
(3)Includes charges related to legal settlement costs.
Charges by Segment
The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2021	2020	2021	2020
Nourish	$17	$2	$20	$7
Health & Biosciences	4	—	4	—
Scent	2	—	3	—
Pharma Solutions	1	—	1	—
Total Restructuring and other charges	$24	$2	$28	$7

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
In the first quarter of 2021, in connection to the Merger, the Company reorganized its reporting structure. In connection with this reorganization, goodwill was reassigned among reporting units using a relative fair value approach based on the fair value of the elements transferred and the fair value of the elements remaining within the original reporting units. The Company tested goodwill for impairment on a pre-reorganization basis and determined there was no impairment for the affected reporting units. In connection with the reorganization, $985 million of goodwill previously included in the Taste segment, now the Nourish segment, was moved to the Scent and Health & Biosciences segments amounting to $257 million and $728 million, respectively.

Movements in goodwill attributable to each reportable segment for the six months ended June 30, 2021 were as follows:

(DOLLARS IN MILLIONS)	Nourish	Health & Biosciences	Scent	Pharma Solutions	Total
Balance at December 31, 2020	$4,859	$—	$734	$—	$5,593
Acquisitions(1)	2,393	7,694	—	1,701	11,788
Transferred to assets held for sale	(27)	—	—	—	(27)
Foreign exchange	(32)	(53)	(8)	(11)	(104)
Reallocation	(985)	728	257	—	—
Balance at June 30, 2021	$6,208	$8,369	$983	$1,690	$17,250
_______________________
(1)Acquisitions relate to the Merger with N&B. The amount of goodwill, and allocation of goodwill among reporting units, from the Merger with the N&B Business is preliminary and may materially change in future periods as a result of purchase accounting being finalized. See Note 3 for additional information.
Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	June 30,	December 31,
(DOLLARS IN MILLIONS)	2021	2020
Asset Type
Customer relationships	$9,421	$2,728
Trade names & patents	446	187
Technological know-how	2,574	479
Other	30	38
Total carrying value	12,471	3,432
Accumulated Amortization
Customer relationships	(660)	(470)
Trade names & patents	(84)	(38)
Technological know-how	(251)	(168)
Other	(28)	(29)
Total accumulated amortization	(1,023)	(705)
Other intangible assets, net	$11,448	$2,727
 Amortization
Amortization expense was $200 million and $49 million for the three months ended June 30, 2021 and 2020, respectively, and $352 million and $97 million for the six months ended June 30, 2021 and 2020, respectively.
Amortization expense for the next five years is expected to be as follows:

(DOLLARS IN MILLIONS)	2021	2022	2023	2024	2025
Estimated future intangible amortization expense	$391	$779	$779	$779	$777

NOTE 6.     OTHER ASSETS AND LIABILITIES, CURRENT AND NONCURRENT
Other current assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	June 30, 2021	December 31, 2020
Value-added tax receivable	$182	$93
Income tax receivable	70	100
Prepaid expenses	298	100
Assets held for sale(1)	124	—
Other	158	49
Total	$832	$342
___________________
(1)Includes assets held for sale related to the Company's fruit preparation business.

Other assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	June 30, 2021	December 31, 2020
Finance lease right-of-use assets	$21	$8
Deferred income taxes	113	197
Overfunded pension plans	106	101
Cash surrender value of life insurance contracts	51	49
Other(1)	227	63
Total	$518	$418
_______________________
(1)Includes restricted cash, land usage rights in China and long term deposits.

Other current liabilities consisted of the following amounts:

(DOLLARS IN MILLIONS)	June 30, 2021	December 31, 2020
Rebates and incentives payable	$92	$64
Value-added tax payable	64	20
Interest payable	55	29
Current pension and other postretirement benefit obligation	12	13
Accrued insurance (including workers’ compensation)	9	11
Earn outs payable	2	14
Restructuring and other charges	42	14
Short term operating lease obligation	112	41
Short term financing lease obligation	4	3
Accrued income taxes	41	42
Liabilities held for sale(1)	11	—
Other	346	248
Total	$790	$499
_______________________
(1)Includes liabilities held for sale related to the Company's fruit preparation business.

NOTE 7.    DEBT
Debt consisted of the following:

(DOLLARS IN MILLIONS)	Effective Interest Rate	June 30, 2021	December 31, 2020
2021 Euro Notes(1)	0.82%	$358	$368
2022 Notes(3)	0.69%	300	—
2023 Notes(1)	3.30%	299	299
2024 Euro Notes(1)	1.88%	595	614
2025 Notes(3)	1.22%	1,001	—
2026 Euro Notes(1)	1.93%	949	978
2027 Notes(3)	1.56%	1,220	—
2028 Notes(1)	4.57%	397	397
2030 Notes(3)	2.21%	1,511	—
2040 Notes(3)	3.04%	775	—
2047 Notes(1)	4.44%	494	494
2048 Notes(1)	5.12%	786	786
2050 Notes(3)	3.21%	1,574	—
2018 Term Loan Facility(1)	3.65%	240	240
2022 Term Loan Facility (1)	1.73%	200	199
2024 Term Loan Facility(3)	1.45%	625	—
2026 Term Loan Facility(3)	1.84%	625	—
Amortizing Notes(1)	6.09%	12	36
Bank overdrafts and other		9	2
Total debt		11,970	4,413
Less: Short-term borrowings(2)		(616)	(634)
Total Long-term debt		$11,354	$3,779
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

The 2024 Term Loan Facility and 2026 Term Loan Facility are subject to customary affirmative and negative covenants and events of default after the Closing Date of the Merger. The 2024 Term Loan Facility and 2026 Term Loan Facility are also subject to a financial covenant requiring maintenance of a maximum consolidated leverage ratio of 4.75x until and including the end of the third full fiscal quarter after the Closing Date of the Merger, stepping down to 4.50x until and including the end of the sixth full fiscal quarter after the Closing Date of the Merger, stepping down further to 3.75x until and including the end of the ninth full fiscal quarter after the Closing Date of the Merger and stepping down further to 3.50x thereafter, with a step-up in connection with certain qualifying acquisitions. The Company was in compliance with all covenants as of June 30, 2021.
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

As of June 30, 2021, the Company had $200 million outstanding in borrowings under the 2022 Term Loan Agreement. The 2022 Term Loan Agreement contains various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum ratio of net debt to EBITDA of 4.75x, with step-downs over time, following the close of the N&B Merger.

NOTE 8.   LEASES
The Company has leases for corporate offices, manufacturing facilities, research and development facilities, and certain transportation and office equipment. The Company's leases have remaining lease terms of up to 40 years, some of which include options to extend the leases for up to 5 years.
The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(DOLLARS IN MILLIONS)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease cost	$46	$12	$78	$24
Finance lease cost	1	1	2	2
Supplemental cash flow information related to leases was as follows:

	Six Months Ended	Six Months Ended
(DOLLARS IN MILLIONS)	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$60	$24
Financing cash flows for finance leases	2	1
Right-of-use assets obtained in exchange for lease obligations
Operating leases	31	22
Finance leases	15	2
Operating lease right-of-use assets are presented in "Operating lease right-of-use assets" and financing lease right-of-use assets are presented in "Other Assets" in the Consolidated Balance Sheets. Operating lease liabilities are presented in "Operating lease liabilities" and financing lease liabilities are presented in "Other Liabilities" in the Consolidated Balance Sheets. Any other current liabilities related to operating and financing lease liabilities are presented in "Other Current Liabilities" in the Consolidated Balance Sheets.
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

NOTE 9. INCOME TAXES
Uncertain Tax Positions
As of June 30, 2021, the Company had $133 million of unrecognized tax benefits recorded in Other liabilities and an amount less than $1 million recorded to Other current liabilities. The balance includes $38 million associated with N&B uncertain tax positions recorded in the purchase accounting measurement period. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
As of June 30, 2021, the Company had accrued interest and penalties of $35 million classified in Other liabilities and an amount less than $1 million classified in Other current liabilities. The balance includes $19 million associated with N&B uncertain tax positions recorded in the purchase accounting measurement period.
As of June 30, 2021, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was $169 million associated with tax positions asserted in various jurisdictions. The balance includes $57 million associated with N&B uncertain tax positions recorded in the purchase accounting measurement period.

The Company regularly repatriates earnings from non-U.S. subsidiaries. As the Company repatriates these funds to the U.S., they will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of June 30, 2021, the Company had a deferred tax liability of $65 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
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
Effective Tax Rate
The effective tax rate for the three months ended June 30, 2021 was 31.8% compared to 15.4% for the three months ended June 30, 2020. The quarter-over-quarter increase was primarily due to an unfavorable mix of earnings, higher repatriation costs and a one-time non-cash impact due to the UK rate change enacted during the second quarter of 2021.
The effective tax rate for the six months ended June 30, 2021 was 0% compared to 16.3% for the six months ended June 30, 2020. The quarter-over-quarter decrease was primarily due to a favorable mix of earnings, partially offset by higher repatriation costs and a one-time non-cash impact due to the UK rate change enacted during the second quarter of 2021.

NOTE 10.    STOCK COMPENSATION PLANS
The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include PRSUs, RSUs, SSARs and Long-Term Incentive Plan awards. Liability-based awards outstanding under the plans are cash-settled RSUs.
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2021	2020	2021	2020
Equity-based awards	$16	$10	$27	$19
Liability-based awards	3	3	6	2
Total stock-based compensation expense	19	13	33	21
Less: Tax benefit	(4)	(2)	(7)	(3)
Total stock-based compensation expense, after tax	$15	$11	$26	$18
Transaction with Nutrition and Biosciences, Inc.
In connection with the Merger, N&B employees’ outstanding (unvested and/or vested and unexercised) equity awards were converted into equity awards denominated in shares of the Company’s common stock based on a defined exchange ratio. N&B employees’ equity awards were converted into 335,347 IFF stock options, 258,572 IFF RSU awards and 5,816 IFF SAR awards.
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
The awards were generally issued with the same terms and conditions as were applicable prior to the Transaction. At the Closing Date, approximately $25 million of the fair value of the replacement awards granted to N&B employees was attributable to pre-combination service and was included in the purchase price. As of June 30, 2021, post-combination expense of approximately $6 million is expected to be recognized related to the replacement awards over the remaining post-combination service period, approximately up to three years.

NOTE 11. SEGMENT INFORMATION
During the first quarter of 2021, the Company completed its Merger with N&B. Following the Merger, the Company reorganized its reportable segments and is now organized into four reportable operating segments: Nourish, Health & Biosciences (“H&B”), Scent and Pharma Solutions. These segments align with the internal structure to manage these businesses. The Company’s Chief Operating Decision Maker regularly reviews financial information to allocate resources and assess performance utilizing these reorganized segments. Therefore, beginning in the first quarter of 2021, the Company reported its financial performance based on its new segments. The Company recast certain prior period amounts to conform to the way the Company is internally managed and how the Company monitors segment performance during the current fiscal year. Prior to the realignment, the Company operated and managed its business as two operating and reportable segments: Taste and Scent.
Nourish combines the majority of IFF’s Taste segment and N&B’s Food & Beverage segment. It is comprised of three platforms, Ingredients, Flavors and Food Designs, with a diversified portfolio across natural and plant-based specialty food ingredients, flavor compounds, and savory solutions and inclusions, respectively. Ingredients provide texturizing solutions to the food industry, food protection solutions used in food and beverage products, specialty soy and pea protein with value-added formulations, emulsifiers and sweeteners. Flavors provide a range of flavor compounds and natural taste solutions that are ultimately used by IFF's customers in savory products, beverages, sweets, and dairy products. Flavors also provide value-added spices and seasoning ingredients for meat, food service, convenience, alternative protein and culinary products. Food Designs provide savory solution products such as spices, sauces, marinades and mixtures. Additionally, Food Designs provide inclusion products that help with taste and texture by, among other things, combining flavorings with fruit, vegetables, and other natural ingredients for a wide range of food products, such as health snacks, baked goods, cereals, pastries, ice cream and other dairy products.
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
Effective in the first quarter of 2021, management elected to change the profit or loss measure of the Company’s reportable segments from Segment Operating Profit to Segment Adjusted Operating EBITDA for internal reporting and performance measurement purposes. This change was made to enhance the transparency and visibility of the underlying operating performance of each segment. The Company's Chief Operating Decision Maker evaluates the performance of these reportable operating segments based on Segment Adjusted Operating EBITDA, which is defined as Income (Loss) Before Taxes before depreciation and amortization expense, interest expense, restructuring and other charges and certain non-recurring items. Prior period amounts have been recast to reflect these changes in segment profitability measures.

Reportable segment information was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(DOLLARS IN MILLIONS)	2021	2020	2021	2020
Net sales:
Nourish	$1,668	$690	$2,976	$1,462
Health & Biosciences	639	34	1,065	68
Scent	550	475	1,119	1,016
Pharma Solutions	232	—	394	—
Consolidated	$3,089	$1,199	$5,554	$2,546
Segment Adjusted Operating EBITDA
Nourish	$324	$142	$594	$318
Health & Biosciences	190	10	318	19
Scent	117	87	245	205
Pharma Solutions	48	—	91	—
Total	679	239	1,248	542
Depreciation & Amortization	(322)	(80)	(564)	(161)
Interest Expense	(77)	(32)	(142)	(64)
Other income, net	11	16	18	5
Frutarom Integration Related Costs (a)	(1)	(3)	(2)	(7)
Restructuring and Other Charges	(24)	(2)	(28)	(7)
Losses on sale of assets	—	—	—	(1)
Shareholder Activism Related Costs (b)	—	—	(7)	—
Business Divestiture Costs (c)	(5)	—	(5)	—
Employee Separation Costs (d)	(3)	—	(6)	—
Compliance Review & Legal Defense Costs (e)	—	—	—	(1)
N&B Inventory Step-Up Costs	(195)	—	(377)	—
N&B Transaction Related Costs (f)	(2)	(11)	(91)	(16)
N&B Integration Related Costs (g)	(17)	(23)	(54)	(33)
Income (Loss) Before Taxes	$44	$104	$(10)	$257
_______________________

(a)	Represents costs related to the integration of the Frutarom acquisition. For 2021, costs primarily related to performance stock awards. For 2020, costs primarily related to advisory services, retention bonuses and performance stock awards.
(b)	Represents shareholder activist related costs, primarily professional fees.
(c)	Represents costs related to the Company's planned sales of businesses, primarily includes legal and professional fees.
(d)	Represents costs related to severance liabilities, including accelerated stock compensation expense, for employees who have been separated from the Company.
(e)	Costs related to reviewing the nature of inappropriate payments and review of compliance in certain other countries. In addition, includes legal costs for related shareholder lawsuits.
(f)	Represents transaction costs and expenses related to the transaction with N&B, primarily includes legal and professional fees.
(g)	Represents costs primarily related to advisory services for the integration of the transaction with N&B, primarily consulting fees.

Net sales, which are attributed to individual regions based upon the destination of product delivery, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2021	2020	2021	2020
Europe, Africa and Middle East	$1,084	$463	$1,957	$1,006
Greater Asia	707	275	1,294	585
North America	961	301	1,683	604
Latin America	337	160	620	351
Consolidated	$3,089	$1,199	$5,554	$2,546

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2021	2020	2021	2020
Net sales related to the U.S.	$876	$268	$1,530	$539
Net sales attributed to all foreign countries	2,213	931	4,024	2,007
No non-U.S. country had net sales greater than 7% and 6% of total consolidated net sales for the three months ended June 30, 2021 and six months ended June 30, 2021, respectively.

NOTE 12. EMPLOYEE BENEFITS
Pension and other defined contribution retirement plan expenses included the following components:

(DOLLARS IN MILLIONS)	U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost for benefits earned(1)	$1	$1	$1	$1
Interest cost on projected benefit obligation(2)	3	4	6	8
Expected return on plan assets(2)	(5)	(7)	(10)	(14)
Net amortization and deferrals(2)	2	2	4	4
Net periodic benefit (income) cost	$1	$—	$1	$(1)

(DOLLARS IN MILLIONS)	Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost for benefits earned(1)	$12	$6	$22	$12
Interest cost on projected benefit obligation(2)	3	3	5	6
Expected return on plan assets(2)	(13)	(11)	(25)	(23)
Net amortization and deferrals(2)	5	4	10	8
Net periodic benefit (income) cost	$7	$2	$12	$3
_______________________
(1)Included as a component of Operating profit.
(2)Included as a component of Other income, net.
The Company expects to contribute a total of $4 million to its U.S. pension plans and a total of $25 million to its Non-U.S. Plans during 2021. During the six months ended June 30, 2021, no contributions were made to the qualified U.S. pension plans, $10 million of contributions were made to the non-U.S. pension plans, and $2 million of benefit payments were made with respect to the Company's non-qualified U.S. pension plan.

Income (expense) recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2021	2020	2021	2020
Interest cost on projected benefit obligation	$1	$1	$1	$1
Net amortization and deferrals	(1)	(1)	(2)	(2)
Total postretirement benefit income	$—	$—	$(1)	$(1)
The Company expects to contribute $4 million to its postretirement benefits other than pension plans during 2021. In the six months ended June 30, 2021, $2 million of contributions were made.

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
These valuations take into consideration the Company's credit risk and its counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in its own credit risk (or instrument-specific credit risk) was not material as of June 30, 2021.

The carrying values and the estimated fair values of financial instruments at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021		December 31, 2020
(DOLLARS IN MILLIONS)	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 1
Cash and cash equivalents(1)	$935	$935	$650	$650
2025 Notes(6)	1,001	995	—	—
2027 Notes(6)	1,220	1,200	—	—
2030 Notes(6)	1,511	1,490	—	—
2040 Notes(6)	775	767	—	—
2050 Notes(6)	1,574	1,560	—	—
LEVEL 2
Credit facilities and bank overdrafts(2)	9	9	2	2
Derivatives
Derivative assets(3)	2	2	1	1
Derivative liabilities(3)	18	18	29	29
Long-term debt:(4)
2021 Euro Notes	358	358	368	370
2022 Notes	300	300	—	—
2023 Notes	299	312	299	316
2024 Euro Notes	595	622	614	648
2026 Euro Notes	949	1,025	978	1,061
2028 Notes	397	463	397	472
2047 Notes	494	585	494	608
2048 Notes	786	1,032	786	1,059
2018 Term Loan Facility(2)	240	240	240	240
2022 Term Loan Facility(2)	200	200	199	200
2024 Term Loan Facility(7)	625	625	—	—
2026 Term Loan Facility(7)	625	625	—	—
Amortizing Notes(5)	12	12	36	37
_______________________
(1)The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.
(2)The carrying amount approximates fair value as the interest rate is reset frequently based on current market rates as well as the short maturity of those instruments.
(3)The carrying amount approximates fair value as the instruments are marked-to-market and held at fair value on the Consolidated Balance Sheets.
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
Cash Flow Hedges
The Company maintains several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar ("USD") denominated raw material purchases made by Euro ("EUR") functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of Gains (losses) on derivatives qualifying as hedges in the accompanying Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) in the same period as the related costs are recognized.
Hedges Related to Issuances of Debt
Subsequent to the issuance of the 2021 Euro Notes and 2026 Euro Notes during the third quarter of 2018, the Company designated the debt as a hedge of a portion of its net European investments. Accordingly, the change in the value of the debt that is attributable to foreign exchange movements is recorded in OCI as a component of foreign currency translation adjustments in the accompanying Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
Subsequent to the issuance of the 2024 Euro Notes during the first quarter of 2016, the Company designated the debt as a hedge of a portion of its net European investments. Accordingly, the change in the value of the debt that is attributable to foreign exchange movements is recorded in OCI as a component of foreign currency translation adjustments in the accompanying Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
Cross Currency Swaps
During the third quarter of 2019, the Company entered into four EUR/USD cross currency swaps that mature through May 2023. The swaps all qualified as net investment hedges in order to mitigate a portion of the Company's net European investments from foreign currency risk. During the third quarter of 2020, the Company entered into a transaction to unwind two of the swaps issued in the third quarter of 2019 and paid proceeds of $15 million, net of accrued interest receivable of $2 million. The loss arising from the termination of the swaps has been included as a component of accumulated other comprehensive loss. As of June 30, 2021, the two remaining swaps were in a net liability position with an aggregate fair value of $15 million which was classified as other current liabilities. Changes in fair value related to cross currency swaps are recorded in OCI.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of June 30, 2021 and December 31, 2020:

(DOLLARS IN MILLIONS)	June 30, 2021	December 31, 2020
Foreign currency contracts	$133	$221
Commodity contracts	7	—
Cross currency swaps	300	300

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency contracts	$1	$1	$2
Derivative liabilities(2)
Foreign currency contract	$—	$3	$3
Cross currency swaps	15	—	15
Total derivative liabilities	$15	$3	$18

	December 31, 2020
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency contracts	$—	$1	$1
Derivative liabilities(2)
Foreign currency contracts	$6	$—	$6
Cross currency swaps	23	—	23
Total derivative liabilities	$29	$—	$29
 _______________________
(1)Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheets.
(2)Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheets.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020 (in millions):

	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Three Months Ended June 30,
	2021	2020
Foreign currency contracts(1)	$8	$4	Other income, net
	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Six Months Ended June 30,
	2021	2020
Foreign currency contracts(1)	$5	$(4)	Other income, net
_______________________
(1)The foreign currency contract net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative and non-derivative instruments designated as cash flow and net investment hedging instruments, net of tax, in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020 (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
(DOLLARS IN MILLIONS)	2021	2020		2021	2020
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$2	$(3)	Cost of goods sold	$(2)	$1
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	(3)	(20)	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	(6)	(11)	N/A	—	—
2021 Euro Notes & 2026 Euro Notes	(13)	(24)	N/A	—	—
Total	$(20)	$(58)		$(2)	$1

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
	2021	2020		2021	2020
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$6	$(2)	Cost of goods sold	$(4)	$3
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	6	6	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	14	(1)	N/A	—	—
2021 Euro Notes & 2026 Euro Notes	32	(3)	N/A	—	—
Total	$58	$—		$(4)	$3
The ineffective portion of the above noted cash flow hedges were not material during the three and six months ended June 30, 2021 and 2020.
The Company expects that $2 million (net of tax) of derivative loss included in AOCI at June 30, 2021, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

NOTE 14.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present changes in the accumulated balances for each component of other comprehensive (loss) income, including current period other comprehensive (loss) income and reclassifications out of accumulated other comprehensive loss:

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2020	$(285)	$(7)	$(406)	$(698)
OCI before reclassifications	(154)	2	1	(151)
Amounts reclassified from AOCI	—	4	11	15
Net current period other comprehensive income (loss)	(154)	6	12	(136)
Accumulated other comprehensive (loss) income, net of tax, as of June 30, 2021	$(439)	$(1)	$(394)	$(834)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2019	$(373)	$2	$(346)	$(717)
OCI before reclassifications	(305)	1	—	(304)
Amounts reclassified from AOCI	—	(3)	7	4
Net current period other comprehensive income (loss)	(305)	(2)	7	(300)
Accumulated other comprehensive (loss) income, net of tax, as of June 30, 2020	$(678)	$—	$(339)	$(1,017)
The following table provides details about reclassifications out of Accumulated other comprehensive loss to the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss):

	Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(DOLLARS IN MILLIONS)	2021	2020
Gains (losses) on derivatives qualifying as hedges
Foreign currency contracts	$(5)	$4	Cost of goods sold
Tax	1	(1)	Provision for income taxes
Total	$(4)	$3	Total, net of income taxes
Losses on pension and postretirement liability adjustments
Prior service cost	$3	$(9)	(1)
Actuarial losses	(15)	—	(1)
Tax	1	2	Provision for income taxes
Total	$(11)	$(7)	Total, net of income taxes
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

At June 30, 2021, the Company had total bank guarantees, commercial guarantees, standby letters of credit and surety bonds of $382 million with various financial institutions. Included in the above aggregate amount was a total of $15 million for other assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011. There was a total of $29 million outstanding under the bank guarantees and standby letters of credit and $95 million outstanding under the commercial guarantees as of June 30, 2021.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of $8 million as of June 30, 2021.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of June 30, 2021, the Company had available lines of credit of $1.530 billion with various financial institutions, in addition to the $1.345 billion of capacity under the Credit Facility. There were total draw downs of $33 million pursuant to these lines of credit as of June 30, 2021.
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
Litigation Matters
On August 12, 2019, Marc Jansen filed a putative securities class action against IFF, its Chairman and CEO, and its then-CFO, in the United States District Court for the Southern District of New York. The lawsuit was filed after IFF disclosed that preliminary results of investigations indicated that Frutarom businesses operating principally in Russia and Ukraine had made improper payments to representatives of customers. On March 16, 2020, an amended complaint was filed, which added Frutarom and certain former officers of Frutarom as defendants. The amended complaint alleges, among other things, that defendants made materially false and misleading statements or omissions concerning IFF’s acquisition of Frutarom, the integration of the two companies, and the companies’ financial reporting and results. The amended complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and under the Israeli Securities Act-1968, against all defendants, and under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants, on behalf of a putative class of persons and entities who purchased or otherwise acquired IFF securities on the New York Stock Exchange between May 7, 2018 and August 12, 2019 and persons and entities who purchased or otherwise acquired IFF securities on the Tel Aviv Stock Exchange between October 9, 2018 and August 12, 2019. The amended complaint seeks an award of unspecified compensatory damages, costs, and expenses. IFF, its officers, and Frutarom filed a motion to dismiss the case on June 26, 2020, which was granted on March 30, 2021. On April 28, 2021, lead plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit. Lead plaintiffs are pursuing the appeal only against Frutarom and certain former officers of Frutarom.
Two motions to approve securities class actions were filed in the Tel Aviv District Court, Israel, in August 2019, similarly alleging, among other things, false and misleading statements largely in connection with IFF’s acquisition of Frutarom and the above-mentioned improper payments. One motion ("Borg") asserts claims under the U.S. federal securities laws against IFF, its Chairman and CEO, and its former CFO. On November 8, 2020, IFF and its officers filed their response to the Borg motion. On April 20, 2021, Mr. Borg filed a motion to stay the proceeding pending an appellate decision in the U.S. proceeding. The other motion ("Oman") (following an initial amendment) asserted claims under the Israeli Securities Act-1968 against IFF, its Chairman and CEO, and its former CFO, and against Frutarom and certain former Frutarom officers and directors, as well as claims under the Israeli Companies Act-1999 against certain former Frutarom officers and directors. On February 17, 2021, the court granted a motion by the Oman plaintiff to remove IFF and its officers from the motion and to add factual allegations from the US amended complaint. The amended Oman motion was filed on July 4, 2021.
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
On March 11, 2020, an IFF shareholder filed a motion to approve a class action in Israel against, among others, Frutarom, Yehudai, and Frutarom’s former board of directors, alleging that former minority shareholders of Frutarom were harmed as a result of the US $20 million bonus paid to Yehudai. The parties to this motion agreed to attempt to resolve the dispute through mediation to take place regarding the aforesaid claim against Yehudai. On July 27, 2021, counsel to the movant in the class action filed a notice with the court that the mediation process ended without an agreement.
Investigation
On June 3, 2020, the Israel Police’s National Fraud Investigation Unit and the Israeli Securities Authority commenced an investigation into Frutarom and certain of its former executives, based on suspected bribery of foreign officials, money laundering, and violations of the Israeli Securities Act-1968. As part of the investigation, the National Fraud Investigation Unit and the Israeli Securities Authority have provided IFF and Frutarom with various orders, mainly requesting that IFF and Frutarom provide certain documents and materials. In addition, a seizure of assets was imposed on Frutarom and certain of its affiliates. The seizure of assets orders were subsequently extended and are currently valid until September 2, 2021. IFF has been working to ensure compliance with such orders, all in accordance with, and subject to, Israeli law.
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
The net book value of the plant in Guangzhou was approximately $61 million as of June 30, 2021.
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
The net book value of the existing plant was approximately $9 million as of June 30, 2021.
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

Total China Operations
The total net book value of all ten plants in China was approximately $288 million as of June 30, 2021.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, the Company believes it has valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, the Company is required to, and has provided, bank guarantees and pledged assets in the aggregate amount of $23 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
Brazil Tax Credits
In January 2020, the Company was informed of a favorable ruling from the Brazilian tax authorities confirming that the Company was entitled to recover the overpayments of certain indirect taxes (known as PIS/COFINS) for the period from November 2011 to December 2018, plus interest on the amount of the overpayments. The overpayments arose from the inclusion of a value added tax known as ICMS in the calculation of the PIS/COFINS tax. The ruling did not, however, settle the question of whether the Company is eligible to recover overpayments based on the gross or the net amount of ICMS amounts paid on PIS/COFINS. The Company calculated the amount of overpayments using the gross method which yields a higher amount than the application of the net method. A final ruling on the gross versus net amount issue was made by the Brazilian Supreme Court who affirmed the use of the gross calculation with respect to claims submitted prior to March 2017. Although the Company had not submitted a claim until after March 2017, the Company believes that the Supreme Court, whilst confirming the use of the gross method of calculation, does not override the January 2020 ruling by the Brazilian tax authorities with respect to the timeframe for the calculation.
In addition to the $8 million recognized in the fourth quarter of 2019, during the first quarter of 2020 the Company recognized $4 million as an additional recovery on the existing claim. During 2020, the Company also recognized $3 million related to a claim from another of its subsidiaries in Brazil. The income was recognized as a reduction in Selling and Administrative expenses.
Avicel® PH NF (Pharma Solutions)
IFF has determined that certain grades of microcrystalline cellulose (Avicel® PH NF 101, 102, and 200) produced between April and November 2020 had elevated conductivity levels and thus were out-of-specification (collectively, “OOS Avicel® PH NF”). IFF does not expect this issue to affect the functionality of Avicel® PH NF or to pose a human health hazard. Corrective actions have been implemented to improve operational and laboratory conditions. On August 5, 2021, IFF issued a voluntary recall in the U.S. for the unused OOS Avicel® PH NF. This issue is not expected to have a material effect on our results of operation or financial condition.
Other
The Company determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that either a loss is reasonably possible or a loss in excess of accrued amounts is reasonably possible and the amount of losses or range of losses is determinable. For all third party contingencies (including labor, contract, technology, tax, product-related claims and business litigation), the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $23 million. The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the matters in question. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.

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
The following table sets forth the details of the Company's redeemable noncontrolling interests:

(DOLLARS IN MILLIONS)	Redeemable Noncontrolling Interests
Balance at December 31, 2019	$99
Impact of foreign exchange translation	12
Share of profit or loss attributable to redeemable noncontrolling interests	3
Redemption value adjustment for the current period	(4)
Measurement period adjustments	(1)
Exercises of redeemable noncontrolling interests	(11)
Balance at June 30, 2020	$98

Balance at December 31, 2020	$98
Impact of foreign exchange translation	(1)
Share of profit or loss attributable to redeemable noncontrolling interests	3
Balance at June 30, 2021	$100
For 2020, the increase in redeemable noncontrolling interests was primarily due to the impact of foreign exchange translation offset by the exercise of options.
During 2020, the Company paid approximately $14 million related to the purchase of certain noncontrolling interests where the option related to the purchase had been exercised in the fourth quarter of 2019.
For 2021, the increase in redeemable noncontrolling interests was primarily due to profits attributable to redeemable noncontrolling interests.

NOTE 17. SUBSEQUENT EVENT
Revolving Credit Facility
On July 28, 2021, the Company and certain of its subsidiaries entered into the Third Amended and Restated Credit Agreement which amended and restated the Company’s Revolving Credit Facility (previously and more recently amended and restated as of August 25, 2020) among the Company, certain of its subsidiaries, the banks, financial institutions and other institutional lenders party thereto, and Citibank, N.A. as administrative agent.
The amended and restated Revolving Credit Facility provides for, among other things, a $2.000 billion senior unsecured revolving loan credit facility maturing July 28, 2026. At the option of the Company, the facility may be increased to $2.500 billion subject to certain conditions. The Company’s maximum permitted ratio of Net Debt to Consolidated EBITDA under the Amended and Restated Revolving Credit Agreement will be 4.75 to 1.0, stepping down to 3.50 to 1.0 over time (with a step-up if the Company consummates certain qualifying acquisitions).

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
We are now organized in four segments: Nourish, Health & Biosciences, Scent, and Pharma Solutions. The Company’s consolidated financial information for the three and six months ended June 30, 2021 reflects the results of N&B effective February 1, 2021, whereas the Company’s consolidated financial information for the three and six months ended June 30, 2020 do not include amounts related to N&B.
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
Pharma Solutions segment consists of N&B’s Pharma Solutions division, one of the world’s largest producers of cellulosics and alginates-based pharma excipients, used to improve the functionality and delivery of active pharmaceutical ingredients, including controlled or modified drug release formulations, and enable the development of more effective pharma solutions.
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

Impact of COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Various policies and initiatives have been implemented around the world to reduce the global transmission of COVID-19. Although there continue to be minor disruptions, all of IFF’s manufacturing facilities remain open and continue to manufacture products.
The COVID-19 pandemic remains a serious threat to the health of the world's population and certain countries and regions continue to suffer from outbreaks or have seen a recurrence of infections, especially with the emergence of new variants of the virus. Accordingly, the Company continues to take the threat from COVID-19 seriously even as the adverse financial impact of COVID-19 on the Company has lessened. The impact that COVID-19 will have on our consolidated results of operations for the remainder of 2021 remains uncertain. Due to the length and severity of COVID-19, there is continued volatility as a result of retail and travel, consumer shopping and consumption behavior. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.
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
Sales
Sales in the second quarter of 2021 increased $1.890 billion, or 158% on a reported basis, to $3.089 billion compared to $1.199 billion in the 2020 period. Performance was primarily driven by $1.693 billion of incremental sales that were attributable to the inclusion of N&B, which was merged and consolidated into our results of operations effective February 1, 2021. In addition, sales performance was driven by volume increases across the Nourish, Health & Biosciences and Scent operating segments.
Gross Profit
Gross profit in the second quarter of 2021 increased $428 million, or 89% on a reported basis, to $910 million (30% of sales) compared to $482 million (40% of sales) in the 2020 period. The increase in gross profit was primarily driven by the inclusion of N&B, along with sales volume increases in the business. The decrease in gross profit margin, as a percentage of sales, was due to the N&B inventory step-up costs, higher raw material costs and difference in product portfolio mix of the new N&B Business compared to the historical IFF product portfolio mix.
Adjusted Operating EBITDA
Adjusted operating EBITDA in the second quarter of 2021 increased $440 million, or 184% on a reported basis, to $679 million (22% of sales) compared to $239 million (20% of sales) in the comparable 2020 period. The increase in adjusted operating EBITDA was primarily driven by the inclusion of N&B, along with sales volume increases in the business.

RESULTS OF OPERATIONS

Three Months Ended	Six Months Ended
June 30,	June 30,
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2021	2020	Change	2021	2020	Change
Net sales	$3,089	$1,199	158%	$5,554	$2,546	118%
Cost of goods sold	2,179	717	204%	3,890	1,498	160%
Gross profit	910	482	1,664	1,048
Research and development (R&D) expenses	164	81	102%	307	167	84%
Selling and administrative (S&A) expenses	412	230	79%	863	460	88%
Amortization of acquisition-related intangibles	200	49	NMF	352	97	263%
Restructuring and other charges	24	2	NMF	28	7	300%
Losses on sales of fixed assets	—	—	—%	—	1	(100)%
Operating profit	110	120	114	316
Interest expense	77	32	141%	142	64	122%
Other income, net	(11)	(16)	(31)%	(18)	(5)	260%
Income (loss) before taxes	44	104	(10)	257
Provision for income taxes	14	16	(13)%	—	42	(100)%
Net income (loss)	$30	$88	(66)%	$(10)	$215	(105)%
Net income attributable to noncontrolling interests	2	1	100%	4	4	—%
Net income (loss) attributable to IFF stockholders	$28	$87	(68)%	$(14)	$211	(107)%
Diluted EPS	$0.11	$0.74	(85)%	$(0.06)	$1.89	(103)%
Gross margin	29.5%	40.2%	NMF	30.0%	41.2%	NMF
R&D as a percentage of sales	5.3%	6.8%	(150)	bps	5.5%	6.6%	(110)	bps
S&A as a percentage of sales	13.3%	19.2%	(590)	bps	15.5%	18.1%	(260)	bps
Operating margin	3.6%	10.0%	(640)	bps	2.1%	12.4%	NMF
Effective tax rate	31.8%	15.4%	NMF	—%	16.3%	NMF
Segment net sales
Nourish	$1,668	$690	142%	$2,976	$1,462	104%
Health & Biosciences	639	34	NMF	1,065	68	NMF
Scent	550	475	16%	1,119	1,016	10%
Pharma Solutions	232	—	NMF	394	—	NMF
Consolidated	$3,089	$1,199	$5,554	$2,546
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
SECOND QUARTER 2021 IN COMPARISON TO SECOND QUARTER 2020
Sales
Sales for the second quarter of 2021 increased $1.890 billion, or 158% on a reported basis, to $3.089 billion, compared to $1.199 billion in the prior year quarter. Performance was primarily driven by $1.693 billion of incremental sales that was attributable to the inclusion of N&B, which was merged and consolidated into our results of operations effective February 1, 2021. In addition, sales performance reflected volume increases for the Nourish, Health & Biosciences and Scent segments.

Sales Performance by Segment

	% Change in Sales - Second Quarter 2021 vs. Second Quarter 2020
	Reported	Currency Neutral(1)
Nourish	142%	NMF
Health & Biosciences	NMF	NMF
Scent	16%	12%
Pharma Solutions	NMF	NMF
Total	158%	NMF
_______________________
(1)Currency neutral sales growth is calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
NMF: Not meaningful
Nourish
Nourish sales in 2021 increased $978 million, or 142% on a reported basis, to $1.668 billion, compared to $690 million in the prior year period. Performance in the Nourish operating segment was primarily driven by $857 million of incremental sales that was attributable to the inclusion of N&B, along with volume increases, particularly in Flavors.
Health & Biosciences
Health & Biosciences sales in 2021 was $639 million compared to $34 million in the prior year period. Performance in the Health & Biosciences operating segment was primarily driven by $604 million of incremental sales that was attributable to the inclusion of N&B, as the majority of this operating segment consists of the new N&B Business. In addition, sales performance reflected volume increases in the operating segment.
Scent
Scent sales in 2021 increased $75 million, or 16% on a reported basis, to $550 million, compared to $475 million in the prior year period. Scent sales in 2021 also increased 12% on a currency neutral basis. Sales growth in the Scent operating segment was primarily driven by volume increases in both Fragrance Compounds and Fragrance Ingredients.
Pharma Solutions
Pharma Solutions sales in 2021 was $232 million. This was a new operating segment of the Company as a result of the Merger with N&B and did not exist in the comparable 2020 period.
Cost of Goods Sold
Cost of goods sold, as a percentage of sales, increased 10.7% in the second quarter of 2021 to 70.5% compared to 59.8% in the second quarter of 2020, primarily driven by N&B inventory step-up costs, volume increases in the business, higher raw material costs and impact of the difference in product portfolio mix of the new N&B Business compared to the historical IFF product portfolio mix.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, decreased to 5.3% in the second quarter of 2021 versus 6.8% in the second quarter of 2020. The decrease, as a percentage of sales, in 2021 was primarily due to the impact of the Merger with N&B that led to an increase in R&D expenses, offset by a larger increase in sales.
Selling and Administrative (S&A) Expenses
S&A expenses increased $182 million to $412 million (13.3% of sales) in the second quarter of 2021 compared to $230 million (19.2% of sales) in the second quarter of 2020. Adjusted S&A expense increased by $190 million to $384 million (12.4% of sales) in 2021 compared to $194 million (16.2% of sales) in 2020. The increase in S&A expenses was primarily due to the impact of the Merger with N&B and the related integration costs, consisting mainly of consulting fees.
Restructuring and Other Charges
Restructuring and other charges increased to $24 million in the second quarter of 2021 compared to $2 million in the second quarter of 2020. The increase was primarily driven by severance costs incurred in the second quarter of 2021 (see Note 4 for additional information).

Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $200 million in the second quarter of 2021 compared to $49 million in the second quarter of 2020 primarily due to the Merger with N&B (see Notes 3 and 5 for additional information).
Interest Expense
Interest expense increased to $77 million in the second quarter of 2021 compared to $32 million in the 2020 period. The increase was primarily driven by the debt assumed in the Merger with N&B (see Note 7 for additional information). Average cost of debt was 2.9% for the 2021 period compared to 3.0% for the 2020 period.
Other Income, Net
In the second quarter of 2021, we recognized other income, net, of $11 million compared to $16 million in the 2020 period. The change of $5 million was primarily driven by lower income associated with pension plans and lower foreign exchange gains.
Income Taxes
The effective tax rate for the three months ended June 30, 2021 was 31.8% compared to 15.4% for the three months ended June 30, 2020. The adjusted effective tax rate for the three months ended June 30, 2021 was 24.4%. compared to 16.8% for the second quarter of 2020. The increase in effective tax rate and adjusted effective tax rate was primarily due to an unfavorable mix of earnings, higher repatriation costs and a one-time non-cash impact due to the UK rate change enacted during the second quarter of 2021.
Segment Adjusted Operating EBITDA Results by Business Unit
Effective in the first quarter of 2021, management elected to change the profit or loss measure of the Company's reportable segments from Segment Operating Profit to Segment Adjusted Operating EBITDA for internal reporting and performance measurement purposes. Segment Adjusted Operating EBITDA is defined as (Loss) Income Before Taxes before depreciation and amortization expense, interest expense, restructuring and other charges and certain non-recurring items. Prior period amounts have been recast to reflect these changes in segment profitability measures. Our determination of reportable segments was made on the basis of our strategic priorities within each segment and corresponds to the manner in which our Chief Operating Decision Maker reviews and evaluates operating performance to make decisions about resources to be allocated to the segment. In addition to our strategic priorities, segment reporting is also based on differences in the products and services we provide. As a result, we added two new reportable segments - Health & Biosciences and Pharma Solutions. Nourish is composed of most of IFF’s legacy Taste division and N&B’s Food & Beverage division. The Scent and Health & Biosciences segments include a component of the legacy Taste segment.

	Three Months Ended June 30,
(DOLLARS IN MILLIONS)	2021	2020
Segment Adjusted Operating EBITDA
Nourish	$324	$142
Health & Biosciences	190	10
Scent	117	87
Pharma Solutions	48	—
Total	679	239
Depreciation & Amortization	(322)	(80)
Interest Expense	(77)	(32)
Other income, net	11	16
Frutarom Integration Related Costs	(1)	(3)
Restructuring and Other Charges	(24)	(2)
Business Divestiture Costs	(5)	—
Employee Separation Costs	(3)	—
N&B Inventory Step-Up Costs	(195)	—
N&B Transaction Related Costs	(2)	(11)
N&B Integration Related Costs	(17)	(23)
Income Before Taxes	$44	$104
Segment Adjusted Operating EBITDA margin:
Nourish	19.4%	20.6%
Health & Biosciences	29.7%	29.4%
Scent	21.3%	18.3%
Pharma Solutions	20.7%	—%
Consolidated	22.0%	19.9%
Nourish Segment Adjusted Operating EBITDA
Nourish Segment Adjusted Operating EBITDA increased $182 million to $324 million in the second quarter of 2021 (19.4% of segment sales) from $142 million (20.6% of segment sales) in the comparable 2020 period. The increase primarily reflected the inclusion of N&B, along with volume increases in the operating segment. The decrease in segment adjusted operating EBITDA margin, as a percentage of sales, was due to the difference in product portfolio mix of the new Nourish operating segment, as a result of the Merger with N&B, compared to the historical Taste operating segment, and higher raw material costs.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA increased $180 million to $190 million in the second quarter of 2021 (29.7% of segment sales) from $10 million (29.4% of segment sales) in the comparable 2020 period. The increase primarily reflected the inclusion of N&B, as the majority of this operating segment consists of the new N&B Business.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA increased $30 million to $117 million in the second quarter of 2021 (21.3% of segment sales) from $87 million (18.3% of segment sales) in the comparable 2020 period. The increase primarily reflected volume increases in the operating segment.
Pharma Solutions Segment Adjusted Operating EBITDA
Pharma Solutions Segment Adjusted Operating EBITDA was $48 million in the second quarter of 2021 (20.7% of segment sales). This was a new operating segment of the Company as a result of the Merger with N&B and did not exist in the comparable 2020 period.

FIRST SIX MONTHS 2021 IN COMPARISON TO FIRST SIX MONTHS 2020
Sales
Sales for the first six months of 2021 increased $3.008 billion, or 118% on a reported basis, to $5.554 billion, compared to $2.546 billion in the comparable 2020 period. Performance was primarily driven by $2.769 billion of incremental sales that was attributable to the inclusion of N&B, which was merged and consolidated into our results of operations effective February 1, 2021. In addition, sales performance reflected volume increases for the Nourish, Health & Biosciences and Scent segments.
Sales Performance by Segment

	% Change in Sales - First Six Months 2021 vs. First Six Months 2020
	Reported	Currency Neutral
Nourish	104%	NMF
Health & Biosciences	NMF	NMF
Scent	10%	8%
Pharma Solutions	NMF	NMF
Total	118%	NMF
Nourish
Nourish sales in 2021 increased $1.514 billion, or 104% on a reported basis, to $2.976 billion, compared to $1.462 billion in the prior year period. Performance in the Nourish operating segment was primarily driven by $1.382 billion of incremental sales that was attributable to the inclusion of N&B, along with volume increases, particularly in Flavors.
Health & Biosciences
Health & Biosciences sales in 2021 was $1.065 billion compared to $68 million in the prior year period. Performance in the Health & Biosciences operating segment was primarily driven by $993 million of incremental sales that was attributable to the inclusion of N&B, as the majority of this operating segment consists of the new N&B Business. In addition, sales performance reflected volume increases in the operating segment.
Scent
Scent sales in 2021 increased $103 million, or 10% on a reported basis, to $1.119 billion, compared to $1.016 billion in the prior year period. Scent sales in 2021 also increased 8% on a currency neutral basis. Sales growth in the Scent operating segment was primarily driven by volume increases in both Fragrance Compounds and Fragrance Ingredients.
Pharma Solutions
Pharma Solutions sales in 2021 was $394 million. This was a new operating segment of the Company as a result of the Merger with N&B and did not exist in the comparable 2020 period.
Cost of Goods Sold
Cost of goods sold, as a percentage of sales, increased 11.2% in the first six months of 2021 to 70.0% compared to 58.8% in the 2020 period, primarily driven by N&B inventory step-up costs, volume increases in the business, higher raw material costs and impact of the difference in product portfolio mix of the new N&B Business compared to the historical IFF product portfolio mix.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, decreased to 5.5% in the first six months of 2021 versus 6.6% in the 2020 period. The decrease, as a percentage of sales, in 2021 was primarily due to the impact of the Merger with N&B that led to an increase in R&D expenses, offset by a larger increase in sales.
Selling and Administrative (S&A) Expenses
In the first six months of 2021, S&A expenses increased $403 million to $863 million (15.5% of sales) compared to $460 million (18.1% of sales) in the 2020 period. Adjusted S&A expenses increased by $294 million to $698 million (12.6% of sales) in the 2021 period compared to $404 million (15.9% of sales) in 2020. The increase in S&A expenses was primarily due to the impact of the Merger with N&B and the related transaction and integration costs consisting of legal and professional fees and consulting fees, respectively.

During the first quarter of 2020, we recognized approximately $6 million in income related to the expected recoveries of previously paid indirect taxes in Brazil. The income was recorded as a reduction in S&A expenses during the first six months of 2020.
Restructuring and Other Charges
Restructuring and other charges increased to $28 million in the first six months of 2021 compared to $7 million in the first six months of 2020. The increase was primarily driven by severance costs incurred in the first six months of 2021 (see Note 4 for additional information).
Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $352 million in the first six months of 2021 compared to $97 million in the 2020 period primarily due to the Merger with N&B (see Notes 3 and 5 for additional information).
Interest Expense
Interest expense increased to $142 million in the first six months of 2021 compared to $64 million in the 2020 period. The increase was primarily driven by the debt assumed in the Merger with N&B (see Note 7 for additional information). Average cost of debt was 3.3% for the 2021 period compared to 2.9% for the 2020 period.
Other Income, Net
In the first six months of 2021, we recognized other income, net, of $18 million compared to $5 million in the comparable 2020 period. The change of $13 million was primarily driven by foreign exchange gains and higher interest income.
Income Taxes
The effective tax rate for the six months ended June 30, 2021 was 0% compared to 16.3% for the six months ended June 30, 2020. The year-over-year decrease was primarily due to a favorable mix of earnings, partially offset by higher repatriation costs and a one-time non-cash impact due to the UK rate change enacted during the second quarter of 2021.
Excluding the $124 million tax benefit associated with the pre-tax Frutarom integration related costs, restructuring and other charges, shareholder activism related costs, business divestiture costs, employee separation costs, N&B inventory step-up costs, N&B transaction related costs and N&B integration related costs, the adjusted effective tax rate for the six months ended June 30, 2021 was 22.1%.
For the six months ended June 30, 2020, the adjusted effective tax rate was 16.5% excluding the $11 million tax benefit associated with the pre-tax Frutarom integration related costs, restructuring and other charges, losses on sale of assets, Frutarom acquisition related costs, N&B transaction related costs and N&B integration related costs.
Segment Adjusted Operating EBITDA Results by Business Unit
Effective in the first quarter of 2021, management elected to change the profit or loss measure of the Company's reportable segments from Segment Operating Profit to Segment Adjusted Operating EBITDA for internal reporting and performance measurement purposes. Segment Adjusted Operating EBITDA is defined as (Loss) Income Before Taxes before depreciation and amortization expense, interest expense, restructuring and other charges and certain non-recurring items. Prior period amounts have been recast to reflect these changes in segment profitability measures. Our determination of reportable segments was made on the basis of our strategic priorities within each segment and corresponds to the manner in which our Chief Operating Decision Maker reviews and evaluates operating performance to make decisions about resources to be allocated to the segment. In addition to our strategic priorities, segment reporting is also based on differences in the products and services we provide. As a result, we added two new reportable segments - Health & Biosciences and Pharma Solutions. Nourish is composed of most of IFF’s legacy Taste division and N&B’s Food & Beverage division. The Scent and Health & Biosciences segments include a component of the legacy Taste segment.

	Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2021	2020
Segment Adjusted Operating EBITDA
Nourish	$594	$318
Health & Biosciences	318	19
Scent	245	205
Pharma Solutions	91	—
Total	1,248	542
Depreciation & Amortization	(564)	(161)
Interest Expense	(142)	(64)
Other income, net	18	5
Frutarom Integration Related Costs	(2)	(7)
Restructuring and Other Charges	(28)	(7)
Losses on sale of assets	—	(1)
Shareholder Activism Related Costs	(7)	—
Business Divestiture Costs	(5)	—
Employee Separation Costs	(6)	—
Compliance Review & Legal Defense Costs	—	(1)
N&B Inventory Step-Up Costs	(377)	—
N&B Transaction Related Costs	(91)	(16)
N&B Integration Related Costs	(54)	(33)
(Loss) Income Before Taxes	$(10)	$257
Segment Adjusted Operating EBITDA margin:
Nourish	20.0%	21.8%
Health & Biosciences	29.9%	27.9%
Scent	21.9%	20.2%
Pharma Solutions	23.1%	—%
Consolidated	22.5%	21.3%
Nourish Segment Adjusted Operating EBITDA
Nourish Segment Adjusted Operating EBITDA increased $276 million to $594 million in the first six months of 2021 (20.0% of segment sales) from $318 million (21.8% of segment sales) in the comparable 2020 period. The increase primarily reflected the inclusion of N&B, along with volume increases in the operating segment. The decrease in segment adjusted operating EBITDA margin, as a percentage of sales, was due to the difference in product portfolio mix of the new Nourish operating segment, as a result of the Merger with N&B, compared to the historical Taste operating segment, and higher raw material costs.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA increased $299 million to $318 million in the first six months of 2021 (29.9% of segment sales) from $19 million (27.9% of segment sales) in the comparable 2020 period. The increase primarily reflected the inclusion of N&B, as the majority of this operating segment consists of the new N&B Business.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA increased $40 million to $245 million in the first six months of 2021 (21.9% of segment sales) from $205 million (20.2% of segment sales) in the comparable 2020 period. The increase primarily reflected volume increases in the operating segment.
Pharma Solutions Segment Adjusted Operating EBITDA
Pharma Solutions Segment Adjusted Operating EBITDA was $91 million in the first six months of 2021 (23.1% of segment sales). This was a new operating segment of the Company as a result of the Merger with N&B and did not exist in the comparable 2020 period.

Liquidity
Cash and Cash Equivalents
We had cash and cash equivalents of $935 million at June 30, 2021 compared to $650 million at December 31, 2020 and of this balance, a portion was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
In connection with the Merger with N&B, the Company's cash balance increased by approximately $193 million.
Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate cash from our non-U.S. subsidiaries to fund financial obligations in the U.S. As we repatriate these funds to the U.S. we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of June 30, 2021, we had a deferred tax liability of $65 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
Restricted Cash
Restricted cash of $8 million relates, principally, to amounts escrowed related to certain payments to be made to former Frutarom option holders in future periods. As of June 30, 2021, a portion of this balance, $1 million, is classified as a noncurrent asset.
Cash Flows Provided By Operating Activities
Cash flows provided by operations for the six months ended June 30, 2021 was $698 million, or 12.6% of sales, compared to cash provided by operations of $208 million, or 8.2% of sales, for the six months ended June 30, 2020. The increase in cash provided by operating activities during 2021 was primarily driven by higher cash earnings, excluding the impact of depreciation and amortization and amortization of N&B inventory step-up costs, and changes related to accounts payable, accounts receivable, and inventories.
Working capital (current assets less current liabilities) totaled $3.070 billion and $1.156 billion at June 30, 2021 and December 31, 2020, respectively.
We have various factoring agreements in the U.S. and The Netherlands under which we can factor up to approximately $100 million in receivables. In addition, we have factoring agreements sponsored by certain customers. Under all of the arrangements, we sell the receivables on a non-recourse basis to unrelated financial institutions and account for the transactions as a sale of receivables. The applicable receivables are removed from our Consolidated Balance Sheets when the cash proceeds are received.
As of June 30, 2021, the Company had removed approximately $384 million of receivables from its Consolidated Balance Sheets through factoring agreements. The impact on cash provided by operations from participating in these programs increased approximately $72 million and increased approximately $8 million for the six months ended June 30, 2021 and 2020, respectively. The cost of participating in these programs was approximately $2 million and $1 million for the three months ended June 30, 2021 and 2020, and $3 million and $2 million for the six months ended June 30, 2021 and 2020, respectively.
Cash Flows Provided By (Used In) Investing Activities
Net investing activities during the first six months of 2021 provided $30 million compared to $77 million utilized in the prior year period. The increase in cash provided by investing activities, compared to cash utilized in investing activities in the prior year period, was primarily driven by the increase in cash provided by the Merger with N&B and higher proceeds from the disposal of assets, offset by higher spending on property, plant and equipment in the current year.
We have evaluated and re-prioritized our capital projects and expect that capital spending in 2021 will be about 4.5% of sales (net of potential grants and other reimbursements from government authorities), up slightly from 4% in 2020.
Cash Flows Used In Financing Activities
Cash used in financing activities in the first six months of 2021 was $427 million compared to $215 million in the prior year period. The increase in cash used in financing activities was primarily driven by higher cash dividend payments, higher repayments of debt, higher contingent considerations paid and higher employee taxes paid.

We paid dividends totaling $274 million in the 2021 period. We declared a cash dividend per share of $0.77 in the second quarter of 2021 that was paid on July 6, 2021 to all shareholders of record as of June 25, 2021. On August 5, 2021, the Board of Directors authorized a 3%, or $0.02 increase, in the quarterly dividend to $0.79 per share of the Company’s common stock. The quarterly dividend is payable on October 5, 2021 to shareholders of record as of September 24, 2021.
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
Transaction with Nutrition & Biosciences, Inc.
On February 1, 2021, N&B funded the N&B Term Loan Facility, which provided for a senior unsecured term loan credit facility in an aggregate principal amount of $1.250 billion, comprised of a $625 million three-year tranche (“2024 Term Loan Facility”) and a $625 million five-year tranche (“2026 Term Loan Facility”). Following the Merger, we assumed the indebtedness incurred by N&B in the debt financings, which included (i) the 2024 Term Loan Facility and 2026 Term Loan Facility and (ii) a series of Senior Notes in the aggregate amount of $6.250 billion with maturities ranging from 2 – 30 years. N&B’s indebtedness raised prior to the Merger was used to finance the Special Cash Payment to DuPont, which has been paid, and for the satisfaction of the related transaction fees and expenses.
Upon completion of our combination with N&B, pursuant to the Merger Agreement, DuPont shareholders own approximately 55.4% of the shares of IFF, and existing IFF shareholders own approximately 44.6% of the shares of IFF.
Refer to Note 3 and Note 7 for additional information.
Revolving Credit Facility and Term Loans
As of June 30, 2021, we had no outstanding borrowings under our $2.000 billion Revolving Credit Facility, $240 million outstanding under the Frutarom Term Loan Agreement and $200 million outstanding in borrowings under the 2022 Term Loan Agreement. The amount that we are able to draw down under the Revolving Credit Facility is limited by financial covenants as described in more detail below. As of June 30, 2021, our draw down capacity was $1.345 billion under the Revolving Credit Facility.
Refer to Note 7 of this Form 10-Q and Part IV, Item 15, "Exhibits and Financial Statement Schedules," Note 9 of our 2020 Form 10-K, filed on February 22, 2021, for additional information.
Debt Covenants
At June 30, 2021, we were in compliance with all financial and other covenants, including the Net Debt to Credit Adjusted EBITDA ratio. At June 30, 2021 our Net Debt/Credit Adjusted EBITDA(1) ratio was 4.23 to 1.0 as defined by the credit facility agreements, which is below the financial covenants of existing outstanding debt.
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

(DOLLARS IN MILLIONS)	Twelve Months Ended June 30, 2021
Net loss	$(220)
Interest expense	294
Income taxes	(69)
Depreciation and amortization	1,655
Specified items (1)(3)	904
Non-cash items (2)(3)	46
Credit Adjusted EBITDA	$2,610
_______________________
(1)Specified items for the 12 months ended June 30, 2021 of $904 million, consisted of Frutarom integration related costs, restructuring and other charges, shareholder activism related costs, business divestiture costs, employee separation costs, pension settlement, Frutarom acquisition related costs, compliance review & legal defense costs, N&B inventory step-up costs, N&B transaction related costs, N&B integration related costs and other N&B specified items.
(2)Non-cash items represent all other adjustments to reconcile net loss to net cash provided by operations as presented on the Statement of Cash Flows, including losses on disposal of assets and stock-based compensation.
(3)Specified and non-cash items may not include all eligible add-back items from the Merger with N&B, for the purposes of the Credit Adjusted EBITDA calculation, due to availability of the information.

(DOLLARS IN MILLIONS)	June 30, 2021
Total debt (1)	$11,988
Adjustments:
Cash and cash equivalents	935
Net debt	$11,053
_______________________
(1)Total debt used for the calculation of Net debt consists of short-term debt, long-term debt, short-term finance lease obligations and long-term finance lease obligations.
Senior Notes
As of June 30, 2021, we had $10.158 billion aggregate principal amount outstanding in senior unsecured notes, with $1.908 billion principal amount denominated in EUR and $8.250 billion principal amount denominated in USD, which includes the N&B Senior Notes assumed as a result of the Merger. The notes bear interest ranging from 0.69% per year to 5.12% per year, with maturities from September 2021 to December 1, 2050. See Note 7 for additional information.
Contractual Obligations
We expect to contribute a total of $4 million to our U.S. pension plans and a total of $25 million to our Non-U.S. plans during 2021. During the six months ended June 30, 2021, there were no contributions made to the qualified U.S. pension plans, $10 million of contributions were made to the non-U.S. pension plans, and $2 million of benefit payments were made with respect to our non-qualified U.S. pension plan. We also expect to contribute $4 million to our postretirement benefits other than pension plans during 2021. During the six months ended June 30, 2021, $2 million of contributions were made to postretirement benefits other than pension plans.
As discussed in Note 15 to the Consolidated Financial Statements, at June 30, 2021, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances, these arrangements are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.

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
Adjusted selling and administrative expenses exclude Frutarom integration related costs, restructuring and other charges, shareholder activism related costs, business divestiture costs, employee separation costs, compliance review & legal defense costs, N&B transaction related costs and N&B integration related costs.
Adjusted operating EBITDA and adjusted operating EBITDA margin exclude depreciation and amortization expense, interest expense, other income (expense), net, restructuring and other charges and certain non-recurring items such as Frutarom integration related costs, losses on sale of assets, shareholder activism related costs, business divestiture costs, employee separation costs, compliance review & legal defense costs, N&B inventory step-up costs, N&B transaction related costs and N&B integration related costs.
Adjusted effective tax rate excludes Frutarom integration related costs, restructuring and other charges, losses on sale of assets, shareholder activism related costs, business divestiture costs, employee separation costs, Frutarom acquisition related costs, compliance review & legal defense costs, N&B inventory step-up costs, N&B transaction related costs and N&B integration related costs.
Net Debt to Credit Adjusted EBITDA is the leverage ratio used in our credit agreement and defined as Net Debt divided by Credit Adjusted EBITDA. However, as Credit Adjusted EBITDA for these purposes was calculated in accordance with the provisions of the credit agreement, it may differ from the calculation used for adjusted operating EBITDA.
A. Reconciliation of Non-GAAP Metrics

Reconciliation of Gross Profit
	Three Months Ended June 30,
(DOLLARS IN MILLIONS)	2021	2020
Reported (GAAP)	$910	$482
N&B Inventory Step-Up Costs	195	—
Adjusted (Non-GAAP)	$1,105	$482

Reconciliation of Selling and Administrative Expenses
	Three Months Ended June 30,
(DOLLARS IN MILLIONS)	2021	2020
Reported (GAAP)	$412	$230
Frutarom Integration Related Costs (a)	—	(2)
Restructuring and Other Charges	(1)	—
Business Divestiture Costs (b)	(5)	—
Employee Separation Costs (c)	(3)	—
N&B Transaction Related Costs (d)	(2)	(11)
N&B Integration Related Costs (e)	(17)	(23)
Adjusted (Non-GAAP)	$384	$194

Reconciliation of Net Income
	Three Months Ended June 30,
	2021				2020
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	Income before taxes	Provision for income taxes (g)	Net Income Attributable to IFF (h)	Diluted EPS (i)	Income before taxes	Provision for income taxes (g)	Net Income Attributable to IFF (h)	Diluted EPS (i)
Reported (GAAP)	$44	$14	$28	$0.11	$104	$16	$87	$0.74
Frutarom Integration Related Costs (a)	1	—	1	—	3	1	2	0.02
Restructuring and Other Charges	24	5	19	0.07	2	1	1	0.01
Business Divestiture Costs (b)	5	1	4	0.01	—	—	—	—
Employee Separation Costs (c)	3	1	2	0.02	—	—	—	—
N&B Inventory Step-Up Costs	195	45	150	0.59	—	—	—	—
N&B Transaction Related Costs (d)	2	1	1	—	11	1	10	0.09
N&B Integration Related Costs (e)	17	4	13	0.05	23	5	18	0.15
Redemption value adjustment to EPS (f)	—	—	—	—	—	—	—	0.01
Adjusted (Non-GAAP)	$291	$71	$218	$0.86	$143	$24	$118	$1.03

(a)	Represents costs related to the integration of the Frutarom acquisition. For 2021, costs primarily related to performance stock awards. For 2020, costs primarily related to advisory services, retention bonuses and performance stock awards.
(b)	Represents costs related to the Company's planned sales of businesses, primarily includes legal and professional fees.
(c)	Represents costs related to severance liabilities, including accelerated stock compensation expense, for employees who have been separated from the Company.
(d)	Represents transaction costs and expenses related to the transaction with N&B, primarily includes legal and professional fees.
(e)	Represents costs primarily related to advisory services for the integration of the transaction with N&B, primarily consulting fees.
(f)	Represents the adjustment to EPS related to the excess of the redemption value of certain redeemable noncontrolling interests over their existing carrying value.
(g)	The income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for the relevant jurisdiction, except for those items which are non-taxable or subject to valuation allowances for which the tax expense (benefit) was calculated at 0%. The tax benefit for amortization is calculated in a similar manner as the tax effects of the non-GAAP adjustments.
(h)	For 2021 and 2020, net income is reduced by income attributable to noncontrolling interest of $2 million and $1 million, respectively.
(i)	The sum of these items does not foot due to rounding.

Reconciliation of Gross Profit
	Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2021	2020
Reported (GAAP)	$1,664	$1,048
Frutarom Acquisition Related Costs (e)	—	1
N&B Inventory Step-Up Costs	377	—
Adjusted (Non-GAAP)	$2,041	$1,049

Reconciliation of Selling and Administrative Expenses
	Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2021	2020
Reported (GAAP)	$863	$460
Frutarom Integration Related Costs (a)	(1)	(6)
Restructuring and Other Charges	(1)	—
Shareholder Activism Related Costs (b)	(7)	—
Business Divestiture Costs (c)	(5)	—
Employee Separation Costs (d)	(6)	—
Compliance Review & Legal Defense Costs (f)	—	(1)
N&B Transaction Related Costs (g)	(91)	(16)
N&B Integration Related Costs (h)	(54)	(33)
Adjusted (Non-GAAP)	$698	$404

Reconciliation of Net (Loss) Income
	Six Months Ended June 30,
	2021				2020
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	(Loss) Income before taxes	Provision for income taxes (j)	Net (Loss) Income Attributable to IFF (k)	Diluted EPS	Income before taxes	(Benefit from) Provision for income taxes (j)	Net Income Attributable to IFF (k)	Diluted EPS
Reported (GAAP)	$(10)	$—	$(14)	$(0.06)	$257	$42	$211	$1.89
Frutarom Integration Related Costs (a)	2	—	2	0.01	7	2	5	0.05
Restructuring and Other Charges	28	6	22	0.10	7	2	5	0.05
Losses on Sale of Assets	—	—	—	—	1	1	—	0.01
Shareholder Activism Related Costs (b)	7	2	5	0.02	—	—	—	—
Business Divestiture Costs (c)	5	1	4	0.02	—	—	—	—
Employee Separation Costs (d)	6	1	5	0.02	—	—	—	—
Frutarom Acquisition Related Costs (e)	—	—	—	—	—	(2)	2	0.02
Compliance Review & Legal Defense Costs (f)	—	—	—	—	1	—	1	—
N&B Inventory Step-Up Costs	377	82	295	1.28	—	—	—	—
N&B Transaction Related Costs (g)	91	19	72	0.30	16	1	15	0.13
N&B Integration Related Costs (h)	54	13	41	0.18	33	7	26	0.22
Redemption value adjustment to EPS (i)	—	—	—	—	—	—	—	(0.04)
Adjusted (Non-GAAP)	$560	$124	$432	$1.87	$322	$53	$265	$2.33

(a)	Represents costs related to the integration of the Frutarom acquisition. For 2021, costs primarily related to performance stock awards. For 2020, costs primarily related to advisory services, retention bonuses and performance stock awards.
(b)	Represents shareholder activist related costs, primarily professional fees.
(c)	Represents costs related to the Company's planned sales of businesses, primarily includes legal and professional fees.
(d)	Represents costs related to severance liabilities, including accelerated stock compensation expense, for employees who have been separated from the Company.
(e)	Represents transaction-related costs and expenses related to the acquisition of Frutarom. For 2020, amount primarily includes earn-out payments, net of adjustments, amortization for inventory "step-up" costs and transaction costs principally related to the 2019 Acquisition Activity.
(f)	Costs related to reviewing the nature of inappropriate payments and review of compliance in certain other countries. In addition, includes legal costs for related shareholder lawsuits.
(g)	Represents transaction costs and expenses related to the transaction with N&B, primarily includes legal and professional fees.
(h)	Represents costs primarily related to advisory services for the integration of the transaction with N&B, primarily consulting fees.
(i)	Represents the adjustment to EPS related to the excess of the redemption value of certain redeemable noncontrolling interests over their existing carrying value.

(j)	The income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for the relevant jurisdiction, except for those items which are non-taxable or subject to valuation allowances for which the tax expense (benefit) was calculated at 0%. The tax benefit for amortization is calculated in a similar manner as the tax effects of the non-GAAP adjustments.
(k)	For 2021, net loss is increased by income attributable to noncontrolling interest of $4 million. For 2020, net income is reduced by income attributable to noncontrolling interest of $4 million.
Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
Statements in this Form 10-Q, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations and include statements concerning (i) the impacts of COVID-19 and our plans to respond to its implications; (ii) expectations regarding sales and profit for the fiscal year 2021, including the impact of foreign exchange, pricing actions, raw materials, and logistic and manufacturing costs; (iii) the closing of our divestiture of the fruit preparation business and the progress of our portfolio optimization strategy, through non-core business divestitures; (iv) our combination with N&B, including the expected cost benefits and synergies of the N&B Transaction, the success of our integration efforts and future opportunities for the combined company; (v) our ability to achieve the anticipated benefits of the Frutarom acquisition, including $145 million of expected synergies; (vi) our ability to achieve our Vision 2021 strategy of accelerated revenue and profitability growth, (vii) the growth potential of the markets in which we operate, including the emerging markets, (viii) expected capital expenditures in 2021, (ix) expectations regarding the Frutarom Integration Initiative, (x) the expected costs and benefits of our ongoing optimization of our manufacturing operations, including the expected number of closings; (xi) expected cash flow and availability of capital resources to fund our operations and meet our debt service requirements; (xii) our ability to drive reductions in expenses; (xiii) our strategic investments in capacity and increasing inventory to drive improved profitability; (xiv) our strategic investments in capacity and increasing inventory to drive improved profitability; (xv) the impact of inflation and other macroeconomic factors; (xvi) our ability to innovate and execute on specific consumer trends and demands; and (xvii) our ability to continue to generate value for, and return cash to, our shareholders. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “intend”, “outlook”, “may”, “estimate”, “should”, “predict” and similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:
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
•the impact of the outcome of legal claims, regulatory investigations and litigation, including current and future developments involving tax matters in Brazil;
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
At June 30, 2021, the fair value of our USD fixed rate debt was $8.703 billion. Based on a hypothetical decrease or increase of 10% in interest rates, the estimated fair value of our USD fixed rate debt would decrease or increase, accordingly, by approximately $870 million.

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
(b) Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
For information that updates the disclosures set forth under Part I, Item 3. "Legal Proceedings" in our 2020 Annual Report on Form 10-K (the "2020 Form 10-K"), refer to Note 15 to the "Consolidated Financial Statements" in this Form 10-Q.

ITEM 1a. RISK FACTORS.
Refer to Part I, Item 1A, “Risk Factors,” of our 2020 Form 10-K and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC. There have been no material changes with respect to the risk factors disclosed in our 2020 Form 10-K.

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

Dated:	August 5, 2021	By:	/s/ Andreas Fibig
Andreas Fibig
Chairman of the Board and Chief Executive Officer

Dated:	August 5, 2021	By:	/s/ Rustom Jilla
Rustom Jilla
Executive Vice President and Chief Financial Officer

Dated:	August 5, 2021	By:	/s/ Robert Anderson
Robert Anderson
Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)