Form 10-Q
period 2021-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2021-11-08
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
200 Powder Mill Road, Wilmington, DE 19803-2907
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No  ☑
Number of shares of common stock outstanding as of November 1, 2021: 254,546,994

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(DOLLARS IN MILLIONS)	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$672	$650
Restricted cash	122	7
Trade receivables (net of allowances of $44 and $21, respectively)	1,975	929
Inventories: Raw materials	852	566
Work in process	280	38
Finished goods	1,269	528
Total Inventories	2,401	1,132
Assets held for sale	1,245	—
Prepaid expenses and other current assets	717	342
Total Current Assets	7,132	3,060
Property, plant and equipment, at cost	5,903	2,928
Accumulated depreciation	(1,608)	(1,470)
Property, plant and equipment, net	4,295	1,458
Goodwill	16,590	5,593
Other intangible assets, net	10,959	2,727
Operating lease right-of-use assets	774	299
Other assets	502	418
Total Assets	$40,252	$13,555
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings, overdrafts, and current portion of long-term debt	$708	$634
Accounts payable	1,332	556
Accrued payroll and bonus	298	133
Dividends payable	201	82
Liabilities held for sale	87	—
Other current liabilities	953	499
Total Current Liabilities	3,579	1,904
Long-term debt	10,818	3,779
Retirement liabilities	518	326
Deferred income taxes	2,610	593
Operating lease liabilities	671	265
Other liabilities	478	268
Total Other Liabilities	15,095	5,231
Commitments and Contingencies (Note 15)
Redeemable noncontrolling interests	105	98
Shareholders’ Equity:
Common stock 12 1/2¢ par value; 500,000,000 shares authorized; 275,726,629 shares issued as of September 30, 2021 and 128,526,137 shares issued as of December 31, 2020; and 254,542,499 and 106,937,990 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	35	16
Capital in excess of par value	19,817	3,853
Retained earnings	3,752	4,156
Accumulated other comprehensive loss	(1,180)	(698)
Treasury stock, at cost (21,184,130 and 21,588,147 shares as of September 30, 2021 and December 31, 2020, respectively)	(998)	(1,017)
Total Shareholders’ Equity	21,426	6,310
Noncontrolling interest	47	12
Total Shareholders’ Equity including Noncontrolling interest	21,473	6,322
Total Liabilities and Shareholders’ Equity	$40,252	$13,555
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2021	2020	2021	2020
Net sales	$3,071	$1,268	$8,625	$3,814
Cost of goods sold	1,981	744	5,871	2,242
Gross profit	1,090	524	2,754	1,572
Research and development expenses	156	89	463	256
Selling and administrative expenses	436	235	1,299	695
Amortization of acquisition-related intangibles	195	48	547	145
Restructuring and other charges	6	1	34	8
(Gains) losses on sales of fixed assets	(1)	1	(1)	2
Operating profit	298	150	412	466
Interest expense	74	35	216	99
Other (income) expense, net	(26)	10	(44)	5
Income before taxes	250	105	240	362
Provision for income taxes	53	19	53	61
Net income	197	86	187	301
Net income attributable to noncontrolling interests	3	1	7	5
Net income attributable to IFF stockholders	194	85	180	296
Other comprehensive (loss) income, after tax:
Foreign currency translation adjustments	(339)	79	(493)	(226)
Gains (losses) on derivatives qualifying as hedges	1	(4)	7	(6)
Pension and postretirement net liability	(8)	3	4	10
Other comprehensive (loss) income	(346)	78	(482)	(222)
Comprehensive (loss) income attributable to IFF stockholders	$(152)	$163	$(302)	$74

Net income per share - basic	$0.76	$0.76	$0.75	$2.68
Net income per share - diluted	$0.76	$0.75	$0.75	$2.64
Average number of shares outstanding - basic	254	112	239	112
Average number of shares outstanding - diluted	255	114	239	114
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2021	2020
Cash flows from operating activities:
Net income	$187	$301
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	861	244
Deferred income taxes	(148)	(37)
(Gains) Losses on sale of assets	(1)	2
Stock-based compensation	44	27
Pension contributions	(21)	(19)
Amortization of inventory step-up	363	—
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(214)	(94)
Inventories	(230)	(43)
Accounts payable	256	22
Accruals for incentive compensation	43	19
Other current payables and accrued expenses	99	60
Other assets/liabilities, net	(113)	(67)
Net cash provided by operating activities	1,126	415
Cash flows from investing activities:
Additions to property, plant and equipment	(242)	(124)
Additions to intangible assets	(4)	—
Proceeds from life insurance contracts	—	2
Maturity of net investment hedges	—	(15)
Proceeds from disposal of assets	13	18
Cash provided by the Merger with N&B	193	—
Proceeds received in advance of sale of business	115	—
Net cash provided by (used in) investing activities	75	(119)
Cash flows from financing activities:
Cash dividends paid to shareholders	(466)	(240)
Decrease in revolving credit facility and short-term borrowings	(105)	(1)
Proceeds from issuance of commercial paper	200	—
Deferred financing costs	—	(3)
Repayments of long-term debt	(628)	(335)
Proceeds from issuance of long-term debt	3	200
Contingent consideration paid	(14)	(9)
Purchases of redeemable noncontrolling interest	—	(22)
Proceeds from issuance of stock in connection with stock options	8	—
Employee withholding taxes paid	(20)	(8)
Net cash used in financing activities	(1,022)	(418)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(44)	(18)
Net change in cash, cash equivalents and restricted cash	135	(140)
Cash, cash equivalents and restricted cash at beginning of year	660	624
Cash, cash equivalents and restricted cash at end of period	$795	$484
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$216	$113
Income taxes paid	198	101
Accrued capital expenditures	44	23
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at June 30, 2020	128,526,137	$16	$3,838	$4,168	$(1,017)	(21,594,097)	$(1,017)	$13	$6,001
Net income				85				1	86
Cumulative translation adjustment					79				79
Losses on derivatives qualifying as hedges; net of tax of $1					(4)				(4)
Pension liability and postretirement adjustment; net of tax of $(1)					3				3
Cash dividends declared ($0.77 per share)				(83)					(83)
Stock options/SSARs			—			424	—		—
Vested restricted stock units and awards			—			894	—		—
Stock-based compensation			8						8
Redeemable NCI			1						1
Dividends paid on noncontrolling interest and Other				1				(2)	(1)
Balance at September 30, 2020	128,526,137	$16	$3,847	$4,171	$(939)	(21,592,779)	$(1,017)	$12	$6,090

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at June 30, 2021	270,266,598	$34	$19,800	$3,759	$(834)	(21,216,057)	$(998)	$39	$21,800
Net income				194				2	196
Cumulative translation adjustment					(339)				(339)
Gains on derivatives qualifying as hedges; net of tax of $0					1				1
Pension liability and postretirement adjustment; net of tax of $0					(8)				(8)
Cash dividends declared ($0.79 per share)				(201)					(201)
Stock options/SSARs			—			25,063	1		1
Vested restricted stock units and awards			2			6,864	(1)		1
Stock-based compensation			17						17
Impact of N&B Merger	—	—	—					8	8
Conversion of tangible equity units	5,460,031	1	(1)						—
Redeemable NCI			(1)						(1)
Dividends paid on noncontrolling interest and Other				—				(2)	(2)
Balance at September 30, 2021	275,726,629	$35	$19,817	$3,752	$(1,180)	(21,184,130)	$(998)	$47	$21,473

See Notes to Consolidated Financial Statements

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2020	128,526,137	$16	$3,823	$4,118	$(717)	(21,738,838)	$(1,023)	$12	$6,229
Net income				296				2	298
Cumulative translation adjustment					(226)				(226)
Losses on derivatives qualifying as hedges; net of tax of $1					(6)				(6)
Pension liability and postretirement adjustment; net of tax of $(3)					10				10
Cash dividends declared ($2.27 per share)				(243)					(243)
Stock options/SSARs			(1)			57,652	3		2
Vested restricted stock units and awards			(7)			88,407	3		(4)
Stock-based compensation			27						27
Redeemable NCI			5						5
Dividends paid on noncontrolling interest and Other				—				(2)	(2)
Balance at September 30, 2020	128,526,137	$16	$3,847	$4,171	$(939)	(21,592,779)	$(1,017)	$12	$6,090

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2021	128,526,137	$16	$3,853	$4,156	$(698)	(21,588,147)	$(1,017)	$12	$6,322
Net income				180				3	183
Cumulative translation adjustment					(493)				(493)
Gains on derivatives qualifying as hedges; net of tax of $1					7				7
Pension liability and postretirement adjustment; net of tax of $(1)					4				4
Cash dividends declared ($2.33 per share)				(584)					(584)
Stock options/SSARs			2			139,698	7		9
Vested restricted stock units and awards			(16)			264,319	12		(4)
Stock-based compensation			44						44
Impact of N&B Merger	141,740,461	18	15,936					34	15,988
Conversion of tangible equity units	5,460,031	1	(1)						—
Redeemable NCI			(1)						(1)
Dividends paid on noncontrolling interest and Other								(2)	(2)
Balance at September 30, 2021	275,726,629	$35	$19,817	$3,752	$(1,180)	(21,184,130)	$(998)	$47	$21,473
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
These interim Consolidated Financial Statements are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted, if not materially different from the 2020 Form 10-K. The year-end balance sheet data included in this Form 10-Q was derived from the audited financial statement. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim Consolidated Financial Statements, have been made.
On February 1, 2021 (the “Closing Date”), the Company completed the combination (the "Merger") of IFF and DuPont de Nemours, Inc (“DuPont”) nutrition and biosciences business (the “N&B Business”), which had been transferred to Nutrition and Biosciences, Inc., a Delaware corporation and wholly owned subsidiary of DuPont ("N&B") in a Reverse Morris Trust transaction. See Note 3 for additional information. As a result, the Company’s Consolidated Financial Statements for the three and nine months ended September 30, 2021 reflect the results of N&B from the Closing Date, whereas the Company’s Consolidated Financial Statements for the three and nine months ended September 30, 2020 do not.
In the current year, the Company has changed its presentation from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior year disclosed amounts.
Reporting Periods
Effective 2021, the Company changed its fiscal year end from a 52/53-week fiscal year ending on the Friday closest to the last day of the quarter, to a calendar year of the twelve-month period from January 1 to December 31. The Company elected to change its fiscal year end in connection with the Merger with N&B to align the Company’s fiscal year with N&B’s. For the 2020 comparative quarter presented, the actual closing date was October 2. For ease of presentation, September 30 and December 31 are used consistently throughout this Form 10-Q and these interim financial statements and related notes to represent the period-end dates in the comparative periods. The three and nine months ended September 30, 2021 both contained two fewer business days than the corresponding periods in 2020, however the impact of this on revenue and net income for the three and nine months ended September 30, 2021 was not material.
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

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Company's statement of cash flows periods ended September 30, 2021 and September 30, 2020 to the amounts reported in the Company's balance sheet as of September 30, 2021, December 31, 2020, September 30, 2020 and December 31, 2019. The increase in restricted cash as of September 30, 2021 is due to proceeds received in advance of the sale of the Company's fruit preparation business. See Note 17 for additional information.

(DOLLARS IN MILLIONS)	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
Current assets
Cash and cash equivalents	$672	$650	$470	$607
Restricted cash	122	7	13	17
Noncurrent assets
Restricted cash included in Other assets	1	3	1	—
Cash, cash equivalents and restricted cash	$795	$660	$484	$624
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
The impact on cash provided by operations from participating in these programs was an increase of $3 million for the nine months ended September 30, 2021 and an increase of $4 million for the nine months ended September 30, 2020. The cost of participating in these programs was approximately $2 million and $1 million for the three months ended September 30, 2021 and 2020, respectively, and was $5 million and $3 million for the nine months ended September 30, 2021 and 2020, respectively.
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
As of September 30, 2021 and December 31, 2020, the Company's gross accounts receivable was $2.019 billion and $950 million, respectively. The Company's contract assets and contract liabilities as of September 30, 2021 and December 31, 2020 were not material.

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
The Company also considers current and future economic conditions in the determination of the allowance. At September 30, 2021, the Company reported $1.975 billion of trade receivables, net of allowances of $44 million. Based on the aging analysis as of September 30, 2021, approximately 91% of our accounts receivable were current based on the payment terms of the invoice. Receivables that are past due by over 365 days account for approximately 1% of our accounts receivable.

The following is a rollforward of the Company's allowances for bad debts for the nine months ended September 30, 2021, with the write-offs being under $1 million, which was not material:

(DOLLARS IN MILLIONS)	Allowances for Bad Debts
Balance at December 31, 2020	$21
Bad debt expense	4
Other adjustments(1)	20
Foreign exchange	(1)
Balance at September 30, 2021	$44
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
Finite-Lived Intangible Assets Finite-lived intangible assets include customer relationships, patents, trade names, technological know-how and other intellectual property valued at acquisition and amortized on a straight-line basis over the following estimated useful lives: customer relationships, 10 to 27 years; patents, 11 to 15 years; trade names, 4 to 28 years; and technological know-how, 5 to 28 years.
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
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU is intended to simplify various aspects related to the cessation of reference rates in certain financial markets that would otherwise create modification accounting or changes in estimate. This guidance is effective for the period from March 12, 2020 to December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through September 30, 2021 but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.
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

NOTE 2. NET INCOME PER SHARE
A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2021	2020	2021	2020
Net Income
Net income attributable to IFF stockholders	$194	$85	$180	$296
Adjustment related to (increase) decrease in redemption value of redeemable noncontrolling interests in excess of earnings allocated	(1)	1	(1)	5
Net income available to IFF stockholders	$193	$86	$179	$301
Shares
Weighted average common shares outstanding (basic)(1)	254	112	239	112
Adjustment for assumed dilution(2):
Stock options and restricted stock awards	1	1	—	1
SPC portion of TEUs	—	1	—	1
Weighted average shares assuming dilution (diluted)	255	114	239	114

Net Income per Share
Net income per share - basic(3)	$0.76	$0.76	$0.75	$2.68
Net income per share - diluted	0.76	0.75	0.75	2.64
_______________________
(1)On September 15, 2021, additional shares of IFF's common stock were issued in settlement of the stock purchase contract ("SPC") portion of the tangible equity units ("TEUs"). For the three and nine months ended September 30, 2020, the TEUs were assumed to be outstanding at the minimum settlement amount for basic earnings per share ("EPS"). See below for additional information.
(2)Effect of dilutive securities includes dilution under stock plans and incremental impact of TEUs. See below for additional information.
(3)For the three and nine months ended September 30, 2020, the basic net income per share cannot be recalculated based on the information presented in the table above due to the effects of rounding and change in presentation from thousands to millions between 2020 and 2021, respectively.
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
The Company declared a quarterly dividend to its shareholders of $0.79 and $0.77 per share for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the Company declared quarterly dividends to its shareholders totaling $2.33 and $2.27, respectively.
There were no stock options or stock-settled appreciation rights (“SSARs”) excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2021 and 2020.
The Company issued 16,500,000 TEUs, consisting of a prepaid SPC and a senior amortizing note, for net proceeds of $800 million on September 17, 2018. On September 14, 2021, the Company notified holders of the TEUs that the final settlement rate in respect of each SPC was 0.330911 shares of IFF's common stock. On September 15, 2021, 5,460,031 shares of IFF's common stock were issued in settlement of the SPCs. The SPC conversion factor is based on the 20 day volume-weighted average price (“VWAP”) per share of the Company’s common stock. For purposes of calculating basic net income per share, the settlement rates of 0.330911, the final settlement rate, and 0.313400 shares per SPC on September 30, 2021 and 2020, respectively, were used. For purposes of calculating diluted earnings per share, the settlement rates of 0.330911, the final settlement rate, and 0.383900 shares per SPC on September 30, 2021 and 2020, respectively, were used.

The Company has issued shares of purchased restricted common stock units (“PRSUs”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method.
The Company did not present the two-class method since there was no difference between basic net income per share for both unrestricted common shareholders and PRSU shareholders for the three and nine months ended September 30, 2021 and 2020. The difference between diluted net income per share for both unrestricted common shareholders and PRSU shareholders for the three and nine months ended September 30, 2021 and three months ended September 30, 2020 was less than $0.01 per share and for the nine months ended September 30, 2020 was less than $0.03 per share. In addition, the number of PRSUs outstanding as of September 30, 2021 and 2020 was not material. Net income allocated to such PRSUs was not material for the three and nine months ended September 30, 2021 and 2020.

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
The Merger was accounted for using the purchase method of accounting in accordance with ASC Topic 805, Business Combinations, with IFF identified as the acquirer. As a result of the Merger, N&B’s assets, liabilities and the operating results of N&B were included in the Company’s financial statements from the Closing Date. N&B contributed net sales of approximately $1.640 billion and net income of approximately $93 million for the three months ended September 30, 2021 and net sales of approximately $4.409 billion and net loss of approximately $51 million for the nine months ended September 30, 2021, which includes the effects of purchase accounting adjustments, primarily related to changes in amortization of intangible assets, depreciation of property, plant and equipment and amortization of stepped up inventory.
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
Purchase Price Allocation
The Merger with N&B was accounted for under the acquisition method under which the Company allocated the purchase consideration to the tangible net assets and identifiable assets acquired based on estimated fair values at the Closing Date, and recorded the excess of consideration over the fair values of net assets acquired as goodwill. The purchase price allocation is preliminary and is subject to change. The Company is still evaluating the valuation and estimated useful lives of property, plant and equipment, goodwill, intangible assets (trade names, customer relationships and technological know-hows), inventory and leases, in addition to ensuring all other assets and liabilities and contingencies have been identified and recorded. The purchase price allocation is expected to be completed in the fourth quarter of 2021. The Company has estimated the preliminary fair value of net assets acquired based on information currently available and will continue to adjust those estimates as additional information becomes available during the measurement period. As of September 30, 2021, the Company has not finalized its assessment of the In-Process Research and Development (IPR&D) assets acquired as part of the Transactions. Further, the assessment of certain contingencies including loss contracts and environmental liabilities, pension and postretirement benefit obligations and taxes remain open for completion of the related analysis. Additionally, the Company is finalizing the projected combined future tax rate to be applied to the valuation of assets, which could impact the valuation of goodwill and intangible assets. The Company will finalize its accounting for the N&B Merger, including the allocation of goodwill to reporting units, within one year of the Closing Date.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed:

(DOLLARS IN MILLIONS)	Preliminary Estimated Fair Value as Reported in the First Quarter of 2021	Measurement Period Adjustments(1)	As Reported in the Third Quarter of 2021
Cash and cash equivalents	$207	$(14)	$193
Receivables	962	(9)	953
Inventory	1,615	(29)	1,586
Prepaid expenses and other current assets	342	1	343
Property, plant and equipment	3,242	(178)	3,064
Deferred income taxes	75	2	77
Intangible assets	9,176	122	9,298
Other assets	702	44	746
Accounts payable and accrued liabilities	(1,028)	(19)	(1,047)
Accrued payroll and employee benefits	(163)	1	(162)
Deferred tax liabilities	(2,369)	29	(2,340)
Long-term debt	(7,636)	—	(7,636)
Other long-term liabilities	(907)	18	(889)
Total identifiable net assets assumed	4,218	(32)	4,186
Non-controlling interest	(26)	(8)	(34)
Goodwill	11,762	40	11,802
Preliminary purchase price	$15,954	$—	$15,954
_______________________
(1)The preliminary fair value purchase price allocation of the assets and liabilities acquired in the N&B Merger as reported in the first quarter of 2021 were updated during the six months ended September 30, 2021 to reflect updated fair values for intangible assets, property, plant and equipment, and inventory. In addition, the carrying amounts of certain assets and liabilities were updated based on additional analysis of acquired assets and liabilities that existed at the acquisition date. The cumulative impact of the adjustments during the six months ended September 30, 2021 resulted in a $40 million increase to goodwill.

Acquired inventory is comprised of finished goods, work in process and raw materials. The preliminary fair value of finished goods was calculated as the estimated selling price, adjusted for costs of the selling effort and a reasonable profit allowance relating to the selling effort. The preliminary fair value of work in process inventory was primarily calculated as the estimated selling price, adjusted for estimated costs to complete the manufacturing, estimated costs of the selling effort, as well as a reasonable profit margin on the remaining manufacturing and selling effort. The preliminary fair value of raw materials and supplies was determined based on replacement cost which approximates historical carrying value. The preliminary fair value step-up has been amortized to “Cost of goods sold” in the Consolidated Statements of Income and Comprehensive (Loss) Income as the inventory was sold.
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
The Company has recognized $11.802 billion of goodwill to date in connection with the N&B Merger, which is in part attributable to expected synergies generated by the integration of N&B including cross-selling benefits as well as cost synergies, substantially all of which is not deductible for income tax purposes. Any further changes in the estimated fair values of the assets acquired and liabilities assumed in the Merger may change the amount of the purchase consideration allocated to goodwill. Goodwill of $2.702 billion, $6.651 billion, $910 million and $1.539 billion is allocated to the Nourish, Health & Biosciences, Scent and Pharma Solutions segments, respectively. The allocation of goodwill to segments was based on a preliminary analysis and is subject to change during the measurement period.
The estimated preliminary fair value and useful lives of the identifiable intangible assets are as follows:

(DOLLARS IN MILLIONS)	Estimated Amounts	Estimated Useful Lives
Finite lived intangible assets
Trade names	$262	4 to 22 years
Customer relationships	6,855	10 to 27 years
Technological know-how	2,160	5 to 18 years
Other	21	2 years
Total	$9,298
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
Lease liabilities, included in “Other current liabilities” and “Operating lease liabilities” in the Consolidated Balance Sheets, at the Closing Date, are remeasured at the present value of the future minimum lease payments over the remaining lease term and the incremental borrowing rate of the Company as if the acquired leases were new leases as of the Closing Date. Right-of-use assets included in "Operating lease right-of-use assets" and “Other assets” in the Consolidated Balance Sheets as of the Closing Date, are equal to the amount of the lease liability at the Closing Date. As of September 30, 2021, the Company has not finalized its assessment of any off-market terms of the leases. The remaining lease term is based on the remaining term at the Closing Date plus any renewal or extension options that the Company is reasonably certain will be exercised.
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

Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined results of operations of IFF and N&B as if the Merger had been completed as of the prior fiscal year, or January 1, 2020. The unaudited pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the Merger and related borrowings had taken place on January 1, 2020, nor are they indicative of future results. The unaudited pro forma financial information for the nine months ended September 30, 2021 includes IFF results, including the post-Merger results of N&B, since February 1, 2021, and pre-Merger results of N&B for the period January 1, 2021 through January 31, 2021.
The unaudited pro forma results for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2021	2020
Unaudited pro forma net sales	$9,132	$8,371
Unaudited pro forma net income attributable to the Company	593	96
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
For the three months ended September 30, 2021, the transaction-related costs incurred by the Company were not material. For the nine months ended September 30, 2021, the Company incurred transaction-related costs of approximately $91 million. This amount primarily consists of the following: approximately $79 million of merger and acquisition advisory fees and $12 million of professional services fees, legal fees and others.
NOTE 4.    RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges primarily consist of separation costs for employees including severance, outplacement and other employee benefit costs ("Severance"), charges related to the write-down of fixed assets of plants to be closed ("Fixed asset write-down") and all other related restructuring ("Other") costs. All restructuring and other charges are separately stated on the Consolidated Statements of Income and Comprehensive (Loss) Income.
Frutarom Integration Initiative
In connection with the acquisition of Frutarom, the Company has been executing an integration plan that, among other initiatives, seeks to optimize its manufacturing network (the "Frutarom Integration Initiative"). As part of the Frutarom Integration Initiative, the Company now expects to close approximately 30 manufacturing sites with most of the closures targeted to occur by the end of 2022. Between 2019 and 2020, the Company completed the closure of 21 sites. During the nine months ended September 30, 2021, the Company completed the closure of one site. Since the inception of the initiative through September 30, 2021, the Company has closed 22 sites and expensed total costs of approximately $34 million. Total costs for the program are expected to be approximately $43 million including cash and non-cash items through 2022.
2019 Severance Program
During the year ended December 31, 2019, the Company incurred severance charges related to approximately 190 headcount reductions, excluding those previously mentioned under the Frutarom Integration Initiative. The headcount reductions primarily related to the Scent business unit with additional amounts related to headcount reductions in all business units associated with the establishment of a new shared service center in Europe. Since the inception of the program, the Company has expensed approximately $21 million to date. As of September 30, 2021, the program is largely completed.
N&B Merger Restructuring Liability
For the nine months ended September 30, 2021, the Company incurred approximately $26 million of charges related to severance for approximately 200 headcount reductions that will or have occurred in 2021.

Changes in Restructuring Liabilities
Changes in restructuring liabilities by program during the nine months ended September 30, 2021 were as follows:

(DOLLARS IN MILLIONS)	Balance at December 31, 2020	Additional Charges (Reversals), Net	Non-Cash Charges	Cash Payments	Impact of N&B Merger(2)	Balance at September 30, 2021
Frutarom Integration Initiative
Severance	$3	$3	$—	$(2)	$—	$4
Fixed asset write down	—	4	(4)	—	—	—
Other(1)	3	—	—	—	—	3
2019 Severance Plan
Severance	6	—	—	(1)	—	5
Other Restructuring Charges
Severance	2	—	—	(1)	—	1
Other(3)	—	1	—	(1)	—	—
N&B Merger Restructuring Liability
Severance	—	26	—	(7)	4	23
Total restructuring	$14	$34	$(4)	$(12)	$4	$36
_______________________
(1)Other includes supplier contract termination costs, consulting and advisory fees.
(2)Restructuring liabilities related to severance assumed as a result of the Merger with N&B.
(3)Includes charges related to legal settlement costs.
Charges by Segment
The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2021	2020	2021	2020
Nourish	$5	$1	$25	$8
Health & Biosciences	1	—	5	—
Scent	—	—	3	—
Pharma Solutions	—	—	1	—
Total Restructuring and other charges	$6	$1	$34	$8

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

Movements in goodwill attributable to each reportable segment for the nine months ended September 30, 2021 were as follows:

(DOLLARS IN MILLIONS)	Nourish	Health & Biosciences	Scent	Pharma Solutions	Total
Balance at December 31, 2020	$4,859	$—	$734	$—	$5,593
Acquisitions(1)	2,702	6,651	910	1,539	11,802
Transferred to assets held for sale	(26)	(473)	—	—	(499)
Foreign exchange	(135)	(116)	(30)	(25)	(306)
Reallocation	(985)	728	257	—	—
Balance at September 30, 2021	$6,415	$6,790	$1,871	$1,514	$16,590
_______________________
(1)Acquisitions relate to the Merger with N&B. The amount of goodwill, and allocation of goodwill among reporting units, from the Merger with the N&B Business is updated as of the third quarter of 2021 and may change in future periods as a result of purchase accounting being finalized. See Note 3 for additional information.
Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	September 30,	December 31,
(DOLLARS IN MILLIONS)	2021	2020
Asset Type
Customer relationships	$9,203	$2,728
Trade names & patents	387	187
Technological know-how	2,489	479
Other	51	38
Total carrying value	12,130	3,432
Accumulated Amortization
Customer relationships	(754)	(470)
Trade names & patents	(94)	(38)
Technological know-how	(288)	(168)
Other	(35)	(29)
Total accumulated amortization	(1,171)	(705)
Other intangible assets, net	$10,959	$2,727
 Amortization
Amortization expense was $195 million and $48 million for the three months ended September 30, 2021 and 2020, respectively, and $547 million and $145 million for the nine months ended September 30, 2021 and 2020, respectively.
Amortization expense for the next five years is expected to be as follows:

(DOLLARS IN MILLIONS)	2021	2022	2023	2024	2025
Estimated future intangible amortization expense	$191	$763	$753	$752	$750

NOTE 6.     OTHER ASSETS AND LIABILITIES, CURRENT AND NONCURRENT
Other current assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	September 30, 2021	December 31, 2020
Value-added tax receivable	$191	$93
Income tax receivable	84	100
Prepaid expenses	297	100
Other	145	49
Total	$717	$342

Other assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	September 30, 2021	December 31, 2020
Finance lease right-of-use assets	$20	$8
Deferred income taxes	114	197
Overfunded pension plans	120	101
Cash surrender value of life insurance contracts	51	49
Other(1)	197	63
Total	$502	$418
_______________________
(1)Includes land usage rights in China and long term deposits.

Other current liabilities consisted of the following amounts:

(DOLLARS IN MILLIONS)	September 30, 2021	December 31, 2020
Rebates and incentives payable	$101	$64
Value-added tax payable	54	20
Interest payable	69	29
Current pension and other postretirement benefit obligation	11	13
Accrued insurance (including workers’ compensation)	8	11
Earn outs payable	2	14
Restructuring and other charges	36	14
Current operating lease obligation	108	41
Current financing lease obligation	4	3
Accrued income taxes	52	42
Other accounts payable and accrued expenses payable	290	160
Other	218	88
Total	$953	$499

NOTE 7.    DEBT
Debt consisted of the following:

(DOLLARS IN MILLIONS)	Effective Interest Rate	September 30, 2021	December 31, 2020
2021 Euro Notes(1)	0.82%	$—	$368
2022 Notes(3)	0.69%	300	—
2023 Notes(1)	3.30%	300	299
2024 Euro Notes(1)	1.88%	584	614
2025 Notes(3)	1.22%	1,001	—
2026 Euro Notes(1)	1.93%	930	978
2027 Notes(3)	1.56%	1,219	—
2028 Notes(1)	4.57%	397	397
2030 Notes(3)	2.21%	1,511	—
2040 Notes(3)	3.04%	775	—
2047 Notes(1)	4.44%	494	494
2048 Notes(1)	5.12%	786	786
2050 Notes(3)	3.21%	1,573	—
2018 Term Loan Facility(1)	3.65%	—	240
2022 Term Loan Facility (1)	1.73%	200	199
2024 Term Loan Facility(3)	1.41%	625	—
2026 Term Loan Facility(3)	1.78%	625	—
Amortizing Notes(1)	6.09%	—	36
Commercial paper(4)	—%	200	—
Bank overdrafts and other		6	2
Total debt		11,526	4,413
Less: Short-term borrowings(2)		(708)	(634)
Total Long-term debt		$10,818	$3,779
_______________________
(1)Amount is net of unamortized discount and debt issuance costs.
(2)Includes bank borrowings, commercial paper, overdrafts and current portion of long-term debt.
(3)Assumed by the Company as part of the N&B Merger.
(4)The effective interest rate of commercial paper issuances fluctuate as short-term interest rates and demand fluctuate, and deferred debt issuance costs are immaterial. Additionally, the effective interest rate of commercial paper is not meaningful as issuances do not materially differ from short term interest rates.
Term Loan Facility and Senior Notes assumed as part of the N&B Merger
Following the Merger, the Company assumed the indebtedness incurred by N&B in the debt financings completed prior to the Distribution. This indebtedness includes (i) a Term Loan Facility of $1.250 billion pursuant to the term loan credit agreement (the "N&B Term Loan Facility") and (ii) a series of Senior Notes in the aggregate amount of $6.250 billion with maturities ranging from 2 to 30 years as further described below. N&B’s indebtedness raised prior to the Merger was used to finance the Special Cash Payment to DuPont, which has been paid, and for the satisfaction of the related transaction fees and expenses. See Note 3 for additional information.
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

The 2024 Term Loan Facility and 2026 Term Loan Facility are subject to customary affirmative and negative covenants and events of default after the Closing Date of the Merger. The 2024 Term Loan Facility and 2026 Term Loan Facility are also subject to a financial covenant requiring maintenance of a maximum consolidated leverage ratio of 4.75x until and including the end of the third full fiscal quarter after the Closing Date of the Merger, stepping down to 4.50x until and including the end of the sixth full fiscal quarter after the Closing Date of the Merger, stepping down further to 3.75x until and including the end of the ninth full fiscal quarter after the Closing Date of the Merger and stepping down further to 3.50x thereafter, with a step-up in connection with certain qualifying acquisitions. The Company was in compliance with all covenants as of September 30, 2021.
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

As of September 30, 2021, the Company had $200 million outstanding in borrowings under the 2022 Term Loan Agreement. The 2022 Term Loan Agreement contains various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum ratio of net debt to EBITDA of 4.75x, with step-downs over time, following the close of the N&B Merger.
Amended Debt Agreements
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
The Third Amended and Restated Revolving Credit Facility provides for, among other things, a $2.000 billion senior unsecured revolving loan credit facility maturing July 28, 2026. At the option of the Company, the facility may be increased to $2.500 billion subject to certain conditions. The Company’s maximum permitted ratio of Net Debt to Consolidated EBITDA under the Third Amended and Restated Revolving Credit Agreement will be 4.75 to 1.0, stepping down to 3.50 to 1.0 over time (with a step-up if the Company consummates certain qualifying acquisitions).
Commercial Paper
During the three months ended September 30, 2021, the Company had net issuances of $200 million under the Commercial Paper Program that were primarily used to finance debt repayments. The commercial paper issued had original maturities of less than 90 days. There were no commercial paper issuances in 2020 or in 2021 prior to the three months ended September 30, 2021.
The Commercial Paper Program is backed by the borrowing capacity available under the Revolving Credit Facility. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense.
Debt Repayments
On September 29, 2021 and September 30, 2021, the Company made two debt repayments of $120 million each related to the 2018 Term Loan Facility. On September 25, 2021, the Company made a €300 million debt repayment related to the 2021 Euro Notes. The repayments were funded primarily from the Company's existing cash balances, with the remainder coming from the issuance of $200 million of commercial paper.

NOTE 8.   LEASES
The Company has leases for corporate offices, manufacturing facilities, research and development facilities, and certain transportation and office equipment. The Company's leases have remaining lease terms of up to 40 years, some of which include options to extend the leases for up to 5 years.
The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(DOLLARS IN MILLIONS)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease cost	$43	$13	$121	$37
Finance lease cost	2	1	4	3
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended	Nine Months Ended
(DOLLARS IN MILLIONS)	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$94	$39
Financing cash flows for finance leases	3	2
Right-of-use assets obtained in exchange for lease obligations
Operating leases	69	37
Finance leases	16	4

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
Right-of-use assets and lease liabilities acquired from N&B were remeasured at the present value of the future minimum lease payments over the remaining lease term utilizing an updated incremental borrowing rate of the Company as if the acquired leases were new leases as of the Closing Date. Right-of-use assets were further adjusted for any off-market terms of the lease. The remaining lease term is based on the remaining term at the Closing Date plus any renewal or extension options that the Company is reasonably certain will be exercised. Additionally, the Company has elected short-term lease treatment for those acquired lease contracts which, at the Closing Date, have a remaining lease term of 12 months or less. For the leases acquired through the Transactions, the Company will retain the previous lease classification. This resulted in an increase in both right-of-use assets and operating lease liabilities of approximately $519 million as of the Closing Date.

NOTE 9. INCOME TAXES
Uncertain Tax Positions
As of September 30, 2021, the Company had $137 million of unrecognized tax benefits recorded in Other liabilities and an amount less than $1 million recorded to Other current liabilities. The balance includes $38 million associated with N&B uncertain tax positions recorded in the purchase accounting measurement period. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
As of September 30, 2021, the Company had accrued interest and penalties of $36 million classified in Other liabilities and an amount less than $1 million classified in Other current liabilities. The balance includes $21 million associated with N&B uncertain tax positions recorded in the purchase accounting measurement period.
As of September 30, 2021, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was $174 million associated with tax positions asserted in various jurisdictions. The balance includes $59 million associated with N&B uncertain tax positions recorded in the purchase accounting measurement period.
The Company regularly repatriates earnings from non-U.S. subsidiaries. As the Company repatriates these funds to the U.S., they will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of September 30, 2021, the Company had a deferred tax liability of $65 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
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
Effective Tax Rate
The effective tax rate for the three months ended September 30, 2021 was 21.2% compared to 18.1% for the three months ended September 30, 2020. The quarter-over-quarter increase was primarily due to an unfavorable mix of earnings and higher repatriation costs.
The effective tax rate for the nine months ended September 30, 2021 was 22.1% compared to 16.9% for the nine months ended September 30, 2020. The year-over-year increase was primarily due to an unfavorable mix of earnings and higher repatriation costs, partially offset by a higher level of reversals of loss provisions.

NOTE 10.    STOCK COMPENSATION PLANS
The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include PRSUs, RSUs, SSARs and Long-Term Incentive Plan awards. Liability-based awards outstanding under the plans are cash-settled RSUs.

Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2021	2020	2021	2020
Equity-based awards	$17	$8	$44	$27
Liability-based awards	—	1	6	3
Total stock-based compensation expense	17	9	50	30
Less: Tax benefit	(3)	(2)	(10)	(5)
Total stock-based compensation expense, after tax	$14	$7	$40	$25
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
The converted awards were generally issued with the same terms and conditions as were applicable prior to the Transaction. At the Closing Date, approximately $25 million of the fair value of the replacement awards granted to N&B employees was attributable to pre-combination service and was included in the purchase price. As of September 30, 2021, post-combination expense of approximately $4 million is expected to be recognized related to the replacement awards over the remaining post-combination service period, approximately up to three years.

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
Effective in the first quarter of 2021, management elected to change the profit or loss measure of the Company’s reportable segments from Segment Operating Profit to Segment Adjusted Operating EBITDA for internal reporting and performance measurement purposes. This change was made to enhance the transparency and visibility of the underlying operating performance of each segment. The Company's Chief Operating Decision Maker evaluates the performance of these reportable operating segments based on Segment Adjusted Operating EBITDA, which is defined as Income Before Taxes before depreciation and amortization expense, interest expense, restructuring and other charges and certain non-recurring items. Prior period amounts have been recast to reflect these changes in segment profitability measures.

Reportable segment information was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(DOLLARS IN MILLIONS)	2021	2020	2021	2020
Net sales:
Nourish	$1,662	$712	$4,638	$2,174
Health & Biosciences	618	31	1,683	99
Scent	580	525	1,699	1,541
Pharma Solutions	211	—	605	—
Consolidated	$3,071	$1,268	$8,625	$3,814
Segment Adjusted Operating EBITDA
Nourish	$327	$148	$921	$466
Health & Biosciences	151	10	469	29
Scent	130	118	375	323
Pharma Solutions	40	—	131	—
Total	648	276	1,896	818
Depreciation & Amortization	(297)	(83)	(861)	(244)
Interest Expense	(74)	(35)	(216)	(99)
Other income (expense), net	26	(10)	44	(5)
Frutarom Integration Related Costs (a)	(1)	(2)	(3)	(9)
Restructuring and Other Charges	(6)	(1)	(34)	(8)
Gains (Losses) on Sale of Assets	1	(1)	1	(2)
Shareholder Activism Related Costs (b)	—	—	(7)	—
Business Divestiture Costs (c)	(16)	—	(21)	—
Employee Separation Costs (d)	(22)	—	(28)	—
Frutarom Acquisition Related Costs (e)	—	(1)	—	(1)
Compliance Review & Legal Defense Costs (f)	—	(1)	—	(2)
N&B Inventory Step-Up Costs	14	—	(363)	—
N&B Transaction Related Costs (g)	—	(8)	(91)	(24)
N&B Integration Related Costs (h)	(23)	(29)	(77)	(62)
Income Before Taxes	$250	$105	$240	$362
_______________________

(a)	Represents costs related to the integration of the Frutarom acquisition. For 2021, costs primarily related to performance stock awards. For 2020, costs primarily related to advisory services, retention bonuses and performance stock awards.
(b)	Represents shareholder activist related costs, primarily professional fees.
(c)	Represents costs related to the Company's planned sales of businesses, primarily legal and professional fees.
(d)	Represents costs related to severance, including accelerated stock compensation expense, for certain employees and executives who have been separated or will separate from the Company.
(e)	Represents transaction-related costs and expenses related to the acquisition of Frutarom. For 2020, amount primarily includes earn-out payments, net of adjustments, amortization for inventory "step-up" costs and transaction costs principally related to the 2019 Acquisition Activity.
(f)	Costs related to reviewing the nature of inappropriate payments and review of compliance in certain other countries. In addition, includes legal costs for related shareholder lawsuits.
(g)	Represents transaction costs and expenses related to the transaction with N&B, primarily includes legal and professional fees.
(h)	Represents costs primarily related to advisory services for the integration of the transaction with N&B, primarily consulting fees.

Net sales, which are attributed to individual regions based upon the destination of product delivery, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2021	2020	2021	2020
Europe, Africa and Middle East	$1,084	$481	$3,041	$1,487
Greater Asia	696	283	1,990	868
North America	925	321	2,608	925
Latin America	366	183	986	534
Consolidated	$3,071	$1,268	$8,625	$3,814

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2021	2020	2021	2020
Net sales related to the U.S.	$860	$286	$2,390	$825
Net sales attributed to all foreign countries	2,211	982	6,235	2,989
No non-U.S. country had net sales greater than 6% of total consolidated net sales for the three and nine months ended September 30, 2021.

NOTE 12. EMPLOYEE BENEFITS
Pension and other defined contribution retirement plan expenses included the following components:

(DOLLARS IN MILLIONS)	U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost for benefits earned(1)	$—	$—	$1	$1
Interest cost on projected benefit obligation(2)	62	4	68	12
Expected return on plan assets(2)	(92)	(7)	(102)	(21)
Net amortization and deferrals(2)	23	2	27	6
Net periodic benefit (income) cost	$(7)	$(1)	$(6)	$(2)

(DOLLARS IN MILLIONS)	Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost for benefits earned(1)	$10	$6	$32	$18
Interest cost on projected benefit obligation(2)	3	3	8	9
Expected return on plan assets(2)	(19)	(12)	(44)	(35)
Net amortization and deferrals(2)	5	4	15	12
Net periodic benefit (income) cost	$(1)	$1	$11	$4
_______________________
(1)Included as a component of Operating profit.
(2)Included as a component of Other (income) expense, net.

The amounts of interest cost, expected return and net amortization and deferrals have been updated to reflect the correction of certain prior period amounts. The aggregate amount of the correction was approximately $17 million for the three and nine months ended September 30, 2021.
The Company expects to contribute a total of $4 million to its U.S. pension plans and a total of $25 million to its non-U.S. pension plans during 2021. During the nine months ended September 30, 2021, no contributions were made to the qualified U.S. pension plans, $18 million of contributions were made to the non-U.S. pension plans, and $3 million of benefit payments were made with respect to the Company's non-qualified U.S. pension plan.

Income (expense) recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2021	2020	2021	2020
Interest cost on projected benefit obligation	$6	$—	$7	$1
Net amortization and deferrals	(16)	(1)	(18)	(3)
Total postretirement benefit income	$(10)	$(1)	$(11)	$(2)
The Company expects to contribute $4 million to its postretirement benefits other than pension plans during 2021. In the nine months ended September 30, 2021, $3 million of contributions were made.

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
These valuations take into consideration the Company's credit risk and its counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in its own credit risk (or instrument-specific credit risk) was not material as of September 30, 2021.

The carrying values and the estimated fair values of financial instruments at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021		December 31, 2020
(DOLLARS IN MILLIONS)	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 1
Cash and cash equivalents(1)	$672	$672	$650	$650
2025 Notes(6)	1,001	993	—	—
2027 Notes(6)	1,219	1,199	—	—
2030 Notes(6)	1,511	1,490	—	—
2040 Notes(6)	775	773	—	—
2050 Notes(6)	1,573	1,583	—	—
LEVEL 2
Credit facilities and bank overdrafts(2)	6	6	2	2
Derivatives
Derivative assets(3)	2	2	1	1
Derivative liabilities(3)	10	10	29	29
Commercial paper (2)	200	200	—	—
Long-term debt:(4)
2021 Euro Notes	—	—	368	370
2022 Notes	300	301	—	—
2023 Notes	300	311	299	316
2024 Euro Notes	584	608	614	648
2026 Euro Notes	930	1,002	978	1,061
2028 Notes	397	463	397	472
2047 Notes	494	592	494	608
2048 Notes	786	1,038	786	1,059
2018 Term Loan Facility(2)	—	—	240	240
2022 Term Loan Facility(2)	200	200	199	200
2024 Term Loan Facility(7)	625	625	—	—
2026 Term Loan Facility(7)	625	625	—	—
Amortizing Notes(5)	—	—	36	37
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
(5)The fair value of the Amortizing Notes of the TEUs was based on the most recently quoted price for the outstanding securities, adjusted for any known significant deviation in value. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange.
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
Cash Flow Hedges
The Company maintains several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar ("USD") denominated raw material purchases made by Euro ("EUR") functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of Gains (losses) on derivatives qualifying as hedges in the accompanying Consolidated Statements of Income and Comprehensive (Loss) Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statements of Income and Comprehensive (Loss) Income in the same period as the related costs are recognized.
Hedges Related to Issuances of Debt
Subsequent to the issuance of the 2021 Euro Notes and 2026 Euro Notes during the third quarter of 2018, the Company designated the debt as a hedge of a portion of its net European investments. Accordingly, the change in the value of the debt that is attributable to foreign exchange movements is recorded in OCI as a component of foreign currency translation adjustments in the accompanying Consolidated Statements of Income and Comprehensive (Loss) Income.
Subsequent to the issuance of the 2024 Euro Notes during the first quarter of 2016, the Company designated the debt as a hedge of a portion of its net European investments. Accordingly, the change in the value of the debt that is attributable to foreign exchange movements is recorded in OCI as a component of foreign currency translation adjustments in the accompanying Consolidated Statements of Income and Comprehensive (Loss) Income.
Cross Currency Swaps
During the third quarter of 2019, the Company entered into four EUR/USD cross currency swaps that mature through May 2023. The swaps all qualified as net investment hedges in order to mitigate a portion of the Company's net European investments from foreign currency risk. During the third quarter of 2020, the Company entered into a transaction to unwind two of the swaps issued in the third quarter of 2019 and paid proceeds of $15 million, net of accrued interest receivable of $2 million. The loss arising from the termination of the swaps has been included as a component of accumulated other comprehensive loss. As of September 30, 2021, the two remaining swaps were in a net liability position with an aggregate fair value of $9 million which was classified as other current liabilities. Changes in fair value related to cross currency swaps are recorded in OCI.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of September 30, 2021 and December 31, 2020:

(DOLLARS IN MILLIONS)	September 30, 2021	December 31, 2020
Foreign currency contracts	$53	$221
Commodity contracts	23	—
Cross currency swaps	300	300

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency contracts	$—	$2	$2
Derivative liabilities(2)
Foreign currency contract	$—	$1	$1
Cross currency swaps	9	—	9
Total derivative liabilities	$9	$1	$10

	December 31, 2020
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency contracts	$—	$1	$1
Derivative liabilities(2)
Foreign currency contracts	$6	$—	$6
Cross currency swaps	23	—	23
Total derivative liabilities	$29	$—	$29
 _______________________
(1)Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheets.
(2)Derivative liabilities are recorded to Other current liabilities in the Consolidated Balance Sheets.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statements of Income and Comprehensive (Loss) Income for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Three Months Ended September 30,
	2021	2020
Foreign currency contracts(1)	$—	$5	Other (income) expense, net
	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Nine Months Ended September 30,
	2021	2020
Foreign currency contracts(1)	$5	$1	Other (income) expense, net
_______________________
(1)The foreign currency contract net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative and non-derivative instruments designated as cash flow and net investment hedging instruments, net of tax, in the Consolidated Statements of Income and Comprehensive (Loss) Income for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
(DOLLARS IN MILLIONS)	2021	2020		2021	2020
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$1	$(5)	Cost of goods sold	$(1)	$2
Interest rate swaps (1)	—	1	Interest expense	—	(1)
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	5	(8)	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	9	(19)	N/A	—	—
2021 Euro Notes & 2026 Euro Notes	20	(40)	N/A	—	—
Total	$35	$(71)		$(1)	$1

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2021	2020		2021	2020
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$7	$(7)	Cost of goods sold	$(5)	$5
Interest rate swaps (1)	—	1	Interest expense	—	(1)
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	11	(2)	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	23	(20)	N/A	—	—
2021 Euro Notes & 2026 Euro Notes	52	(43)	N/A	—	—
Total	$93	$(71)		$(5)	$4
_______________________
(1)Interest rate swaps were entered into as pre-issuance hedges for bond offerings.
The ineffective portion of the above noted cash flow hedges were not material during the three and nine months ended September 30, 2021 and 2020.
At September 30, 2021, based on current market rates, the Company does not expect any derivative losses (net of tax), included in AOCI, to be reclassified into earnings within the next 12 months.

NOTE 14.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present changes in the accumulated balances for each component of other comprehensive (loss) income, including current period other comprehensive (loss) income and reclassifications out of accumulated other comprehensive loss:

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2020	$(285)	$(7)	$(406)	$(698)
OCI before reclassifications	(493)	2	—	(491)
Amounts reclassified from AOCI	—	5	4	9
Net current period other comprehensive income (loss)	(493)	7	4	(482)
Accumulated other comprehensive (loss) income, net of tax, as of September 30, 2021	$(778)	$—	$(402)	$(1,180)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2019	$(373)	$2	$(346)	$(717)
OCI before reclassifications	(226)	(2)	—	(228)
Amounts reclassified from AOCI	—	(4)	10	6
Net current period other comprehensive income (loss)	(226)	(6)	10	(222)
Accumulated other comprehensive (loss) income, net of tax, as of September 30, 2020	$(599)	$(4)	$(336)	$(939)
The following table provides details about reclassifications out of Accumulated other comprehensive loss to the Consolidated Statements of Income and Comprehensive (Loss) Income:

	Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Income and Comprehensive (Loss) Income
(DOLLARS IN MILLIONS)	2021	2020
Gains (losses) on derivatives qualifying as hedges
Foreign currency contracts	$(6)	$5	Cost of goods sold
Tax	1	(1)	Provision for income taxes
Total	$(5)	$4	Total, net of income taxes
Losses on pension and postretirement liability adjustments
Prior service cost	$5	$(13)	(1)
Actuarial losses	(27)	—	(1)
Other items	17	—	(2)
Tax	1	3	Provision for income taxes
Total	$(4)	$(10)	Total, net of income taxes
 _______________________
(1)The amortization of prior service cost and actuarial loss is included in the computation of net periodic benefit cost. Refer to Note 16 of the Company's 2020 Form 10-K for additional information regarding net periodic benefit cost.
(2)Represents certain amounts of pension income that were corrected in the current year. Refer to Note 12 for additional information.

NOTE 15.    COMMITMENTS AND CONTINGENCIES
Guarantees and Letters of Credit
The Company has various bank guarantees, letters of credit and surety bonds which are used to support its ongoing business operations, satisfy governmental requirements associated with pending litigation in various jurisdictions and the payment of customs duties.
At September 30, 2021, the Company had total bank guarantees, commercial guarantees, standby letters of credit and surety bonds of $381 million with various financial institutions. Included in the above aggregate amount was a total of $14 million for other assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011. There was a total of approximately $25 million outstanding under the bank guarantees and standby letters of credit and approximately $84 million outstanding under the commercial guarantees as of September 30, 2021.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of $7 million as of September 30, 2021.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of September 30, 2021, the Company had available lines of credit of $1.428 billion with various financial institutions, in addition to the $1.718 billion of capacity under the Credit Facility. There were total draw downs of approximately $229 million pursuant to these lines of credit as of September 30, 2021, including approximately $200 million related to the issuance of commercial paper.
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
Litigation Matters
On August 12, 2019, Marc Jansen filed a putative securities class action against IFF, its Chairman and CEO, and its then-CFO, in the United States District Court for the Southern District of New York. The lawsuit was filed after IFF disclosed that preliminary results of investigations indicated that Frutarom businesses operating principally in Russia and Ukraine had made improper payments to representatives of customers. On March 16, 2020, an amended complaint was filed, which added Frutarom and certain former officers of Frutarom as defendants. The amended complaint alleges, among other things, that defendants made materially false and misleading statements or omissions concerning IFF’s acquisition of Frutarom, the integration of the two companies, and the companies’ financial reporting and results. The amended complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and under the Israeli Securities Act-1968, against all defendants, and under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants, on behalf of a putative class of persons and entities who purchased or otherwise acquired IFF securities on the New York Stock Exchange between May 7, 2018 and August 12, 2019 and persons and entities who purchased or otherwise acquired IFF securities on the Tel Aviv Stock Exchange between October 9, 2018 and August 12, 2019. The amended complaint seeks an award of unspecified compensatory damages, costs, and expenses. IFF, its officers, and Frutarom filed a motion to dismiss the case on June 26, 2020, which was granted on March 30, 2021. On April 28, 2021, lead plaintiffs filed a notice of appeal to the

United States Court of Appeals for the Second Circuit. Lead plaintiffs are pursuing the appeal only against Frutarom and certain former officers of Frutarom. The parties have submitted their briefs to the Court of Appeals.
Two motions to approve securities class actions were filed in the Tel Aviv District Court, Israel, in August 2019, similarly alleging, among other things, false and misleading statements largely in connection with IFF’s acquisition of Frutarom and the above-mentioned improper payments. One motion ("Borg") asserts claims under the U.S. federal securities laws against IFF, its Chairman and CEO, and its former CFO. On November 8, 2020, IFF and its officers filed their response to the Borg motion. On April 20, 2021, Mr. Borg filed a motion to stay the proceeding pending an appellate decision in the U.S. proceeding. On June 15, 2021 and August 11, 2021, the U.S. lead plaintiffs filed update notices with the Israeli court regarding the appeal in the U.S. proceeding. The other motion ("Oman") (following an initial amendment) asserted claims under the Israeli Securities Act-1968 against IFF, its Chairman and CEO, and its former CFO, and against Frutarom and certain former Frutarom officers and directors, as well as claims under the Israeli Companies Act-1999 against certain former Frutarom officers and directors. On February 17, 2021, the court granted a motion by the Oman plaintiff to remove IFF and its officers from the motion and to add factual allegations from the US amended complaint. The amended Oman motion was filed on July 4, 2021. On August 29, 2021, the former Frutarom officers and certain former Frutarom directors filed a motion to dismiss the case. On September 30, 2021, Frutarom notified the court that it joins the legal arguments made in the motion to dismiss.
On October 29, 2019, IFF and Frutarom filed a claim in the Tel Aviv District Court, Israel, against Ori Yehudai, the former President and CEO of Frutarom, and against certain former directors of Frutarom, challenging the bonus of US $20 million granted to Yehudai in 2018. IFF and Frutarom allege, among other things, that Yehudai was not entitled to receive the bonus because he breached his fiduciary duty by, among other things, knowing of the above-mentioned improper payments and failing to prevent them from being made. The parties agreed, pursuant to the court’s recommendation, to attempt to resolve the dispute through mediation, and a court decision is pending with regard to the order in which this claim and the class action described below will be heard.
On March 11, 2020, an IFF shareholder filed a motion to approve a class action in Israel against, among others, Frutarom, Yehudai, and Frutarom’s former board of directors, alleging that former minority shareholders of Frutarom were harmed as a result of the US $20 million bonus paid to Yehudai. The parties to this motion agreed to attempt to resolve the dispute through mediation to take place regarding the aforesaid claim against Yehudai. On July 27, 2021, counsel to the movant in the class action filed a notice with the court that the mediation process ended without an agreement. On August 26, 2021, a motion to dismiss the class action application was filed by Yehudai and certain former directors of Frutarom. On September 9, 2021, an additional motion to dismiss was filed by other former directors of Frutarom together with ICC Industries, Inc. and its affiliates.
Investigation
On June 3, 2020, the Israel Police’s National Fraud Investigation Unit and the Israeli Securities Authority commenced an investigation into Frutarom and certain of its former executives, based on suspected bribery of foreign officials, money laundering, and violations of the Israeli Securities Act-1968. As part of the investigation, the National Fraud Investigation Unit and the Israeli Securities Authority have provided IFF and Frutarom with various orders, mainly requesting that IFF and Frutarom provide certain documents and materials. In addition, a seizure of assets was imposed on Frutarom and certain of its affiliates. IFF has been working to ensure compliance with such orders, all in accordance with, and subject to, Israeli law. On August 25, 2021, the Israeli Police informed Frutarom that they have decided to remove the temporary criminal seizure of assets order from the real estate assets of Frutarom and its related companies, which was done in parallel with the transfer of the case to the District Attorney's Office in Israel.
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
The net book value of the plant in Guangzhou was approximately $60 million as of September 30, 2021.

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
The net book value of the existing plant was approximately $9 million as of September 30, 2021.
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
Total China Operations
The total net book value of all plants in China was approximately $284 million as of September 30, 2021.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, the Company believes it has valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, the Company is required to, and has provided, bank guarantees and pledged assets in the aggregate amount of $21 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
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

Avicel® PH NF (Pharma Solutions)
The Company has determined that certain grades of microcrystalline cellulose (Avicel® PH NF 101, 102, and 200) produced between April and November 2020 had elevated conductivity levels and thus were out-of-specification (collectively, “OOS Avicel® PH NF”). The Company does not expect this issue to affect the functionality of Avicel® PH NF or to pose a human health hazard. Corrective actions have been implemented to improve operational and laboratory conditions. On August 5, 2021, IFF issued a voluntary recall in the U.S. for the unused OOS Avicel® PH NF. Based on the information available as of September 30, 2021, the Company has accrued approximately $35 million based on the current estimate of costs associated with this issue. The total amount of exposure may increase as additional customers present claims.
Other
The Company determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that either a loss is reasonably possible or a loss in excess of accrued amounts is reasonably possible and the amount of losses or range of losses is determinable. For all third party contingencies (including labor, contract, technology, tax, product-related claims and business litigation), the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $57 million. The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the matters in question. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.

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
The following table sets forth the details of the Company's redeemable noncontrolling interests:

(DOLLARS IN MILLIONS)	Redeemable Noncontrolling Interests
Balance at December 31, 2019	$99
Impact of foreign exchange translation	17
Share of profit or loss attributable to redeemable noncontrolling interests	3
Redemption value adjustment for the current period	(5)
Measurement period adjustments	(1)
Dividends paid	(2)
Exercises of redeemable noncontrolling interests	(11)
Balance at September 30, 2020	$100

Balance at December 31, 2020	$98
Impact of foreign exchange translation	2
Share of profit or loss attributable to redeemable noncontrolling interests	4
Redemption value adjustment for the current period	1
Balance at September 30, 2021	$105
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

NOTE 17. ASSETS HELD FOR SALE
Microbial Control
During the third quarter of 2021, the Company announced it had entered into an agreement to sell its Microbial Control business unit, which is a part of the Health & Biosciences segment. The Company acquired the Microbial Control business unit as part of the merger with N&B.
The Company classifies assets as "held for sale" when, among other factors, management approves and commits to a formal plan of sale with the expectation the sale will be completed within one year. Pursuant to ASC 360, assets held for sale were recorded at the lower of carrying value or the fair market value, less costs to sell. The sale does not constitute a strategic shift of the Company’s operations and does not, and will not, have major effects on the Company’s operations and financial results; therefore, the transaction does not meet the discontinued operations criteria.
Based on the agreement to sell, it was determined that the assets and liabilities of the Microbial Control business unit met the criteria to be presented as “held for sale." As a result, as of September 30, 2021, such assets and liabilities were classified as held for sale and are reported on the Consolidated Balance Sheets. The Company expects that the transaction will close for approximately $1.274 billion in the second quarter of 2022 and that the sale proceeds less costs to sell will exceed the carrying value of the net assets.
Included in the Company's Consolidated Balance Sheets as of September 30, 2021 are the following carrying amounts of the assets and liabilities held for sale:

(DOLLARS IN MILLIONS)	September 30, 2021
Assets
Trade Receivables, net	$60
Inventories	130
Property, plant and equipment, net	30
Goodwill	473
Other intangible assets, net	349
Other assets	83
Total assets held-for-sale	$1,125
Liabilities
Accounts payable	$61
Other liabilities	17
Total liabilities held-for-sale	$78
The carrying amounts of the assets and liabilities held for sale are based on preliminary purchase price allocation and subject to changes within the measurement period. The Company is currently analyzing the tax impact of the sale transaction and, as such, has not included deferred tax liabilities, which are expected to be assumed by the buyer.
Fruit Preparation
During the second quarter of 2021, the Company entered into an agreement to divest its fruit preparation business, which is a part of the Nourish segment. As a result, for the period ended September 30, 2021, such assets and liabilities were classified as held for sale and are reported as current assets and liabilities on the Consolidated Balance Sheets in the amounts of approximately $120 million and $9 million, respectively. The transaction closed subsequent to the end of the third quarter on October 1, 2021. Although the transaction closed during the fourth quarter of 2021, the Company received cash proceeds of approximately $115 million during the third quarter of 2021, which is being held as restricted cash as of September 30, 2021. The Company is currently analyzing the tax impact of the sale transaction.

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
We are now organized in four segments: Nourish, Health & Biosciences, Scent, and Pharma Solutions. The Company’s consolidated financial information for the three and nine months ended September 30, 2021 reflects the results of N&B effective February 1, 2021, whereas the Company’s consolidated financial information for the three and nine months ended September 30, 2020 do not include amounts related to N&B.
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
Although IFF does not currently anticipate any impairment charges related to COVID-19, the continuing effects of a prolonged pandemic could result in increased risk of asset write-downs and impairments. Any of these events could potentially result in a material adverse impact on IFF’s business and results of operations.
Financial Performance Overview
For a reconciliation between reported and adjusted figures, please refer to the "Non-GAAP Financial Measures" section.
Sales
Sales in the third quarter of 2021 increased $1.803 billion, or 142% on a reported basis, to $3.071 billion compared to $1.268 billion in the 2020 period. Performance was primarily driven by $1.640 billion of incremental sales that were attributable to the inclusion of N&B, which was merged and consolidated into our results of operations effective February 1, 2021. In addition, sales performance was driven by volume increases across the Nourish, Health & Biosciences and Scent operating segments.
Gross Profit
Gross profit in the third quarter of 2021 increased $566 million, or 108% on a reported basis, to $1.090 billion (36% of sales) compared to $524 million (41% of sales) in the 2020 period. The increase in gross profit was primarily driven by the inclusion of N&B, along with sales volume increases in the business. The decrease in gross profit margin, as a percentage of sales, was due to higher raw material costs and difference in product portfolio mix of the new N&B Business compared to the historical IFF product portfolio mix.
Adjusted Operating EBITDA
Adjusted operating EBITDA in the third quarter of 2021 increased $372 million, or 135% on a reported basis, to $648 million (21% of sales) compared to $276 million (22% of sales) in the comparable 2020 period. The increase in adjusted operating EBITDA was primarily driven by the inclusion of N&B, along with sales volume increases in the business. The decrease in adjusted operating EBITDA, as a percentage of sales, was due to an increase in cost of goods sold.

RESULTS OF OPERATIONS

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2021	2020	Change		2021	2020	Change
Net sales	$3,071	$1,268	142%		$8,625	$3,814	126%
Cost of goods sold	1,981	744	166%		5,871	2,242	162%
Gross profit	1,090	524	108%		2,754	1,572	75%
Research and development (R&D) expenses	156	89	75%		463	256	81%
Selling and administrative (S&A) expenses	436	235	86%		1,299	695	87%
Amortization of acquisition-related intangibles	195	48	NMF		547	145	277%
Restructuring and other charges	6	1	NMF		34	8	NMF
(Gains) losses on sales of fixed assets	(1)	1	(200)%		(1)	2	(150)%
Operating profit	298	150	99%		412	466	(12)%
Interest expense	74	35	111%		216	99	118%
Other (income) expense, net	(26)	10	NMF		(44)	5	NMF
Income before taxes	250	105	138%		240	362	(34)%
Provision for income taxes	53	19	179%		53	61	(13)%
Net income	$197	$86	129%		$187	$301	(38)%
Net income attributable to noncontrolling interests	3	1	200%		7	5	40%
Net income attributable to IFF stockholders	$194	$85	128%		$180	$296	(39)%
Diluted EPS(1)	$0.76	$0.75	—%		$0.75	$2.64	(72)%
Gross margin	35.5%	41.3%	(580)	bps	31.9%	41.2%	(930)	bps
R&D as a percentage of sales	5.1%	7.0%	(190)	bps	5.4%	6.7%	(130)	bps
S&A as a percentage of sales	14.2%	18.5%	(430)	bps	15.1%	18.2%	(310)	bps
Operating margin	9.7%	11.8%	(210)	bps	4.8%	12.2%	(740)	bps
Effective tax rate	21.2%	18.1%	310	bps	22.1%	16.9%	520	bps
Segment net sales
Nourish	$1,662	$712	133%		$4,638	$2,174	113%
Health & Biosciences	618	31	NMF		1,683	99	NMF
Scent	580	525	10%		1,699	1,541	10%
Pharma Solutions	211	—	NMF		605	—	NMF
Consolidated	$3,071	$1,268			$8,625	$3,814
_______________________
(1) The percentage change in diluted EPS between the three months ended September 30, 2021 and 2020 cannot be recalculated due to rounding.
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

THIRD QUARTER 2021 IN COMPARISON TO THIRD QUARTER 2020
Sales
Sales for the third quarter of 2021 increased $1.803 billion, or 142% on a reported basis, to $3.071 billion, compared to $1.268 billion in the prior year quarter. Performance was primarily driven by $1.640 billion of incremental sales that was attributable to the inclusion of N&B, which was merged and consolidated into our results of operations effective February 1, 2021. In addition, sales performance reflected volume increases for the Nourish, Health & Biosciences and Scent operating segments.
Sales Performance by Segment

	% Change in Sales - Third Quarter 2021 vs. Third Quarter 2020
	Reported	Currency Neutral(1)
Nourish	133%	NMF
Health & Biosciences	NMF	NMF
Scent	10%	9%
Pharma Solutions	NMF	NMF
Total	142%	NMF
_______________________
(1)Currency neutral sales growth is calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
NMF: Not meaningful
Nourish
Nourish sales in 2021 increased $950 million, or 133% on a reported basis, to $1.662 billion, compared to $712 million in the prior year period. Performance in the Nourish operating segment was primarily driven by $842 million of incremental sales that was attributable to the inclusion of N&B, along with volume increases, particularly in Flavors.
Health & Biosciences
Health & Biosciences sales in 2021 was $618 million compared to $31 million in the prior year period. Performance in the Health & Biosciences operating segment was primarily driven by $587 million of incremental sales that was attributable to the inclusion of N&B, as the majority of this operating segment consists of the new N&B Business. In addition, sales performance reflected volume increases in the operating segment.
Scent
Scent sales in 2021 increased $55 million, or 10% on a reported basis, to $580 million, compared to $525 million in the prior year period. Scent sales in 2021 also increased 9% on a currency neutral basis. Sales growth in the Scent operating segment was primarily driven by volume increases in both Fragrance Compounds and Fragrance Ingredients.
Pharma Solutions
Pharma Solutions sales in 2021 was $211 million. This was a new operating segment of the Company as a result of the Merger with N&B and did not exist in the comparable 2020 period.
Cost of Goods Sold
Cost of goods sold, as a percentage of sales, increased 5.8% in the third quarter of 2021 to 64.5% compared to 58.7% in the third quarter of 2020, primarily driven by higher raw material costs, volume increases in the business and impact of the difference in product portfolio mix of the new N&B Business compared to the historical IFF product portfolio mix.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, decreased to 5.1% in the third quarter of 2021 versus 7.0% in the third quarter of 2020. The decrease, as a percentage of sales, in 2021 was primarily due to the impact of the Merger with N&B that led to an increase in R&D expenses, offset by a larger increase in sales.

Selling and Administrative (S&A) Expenses
S&A expenses increased $201 million to $436 million (14.2% of sales) in the third quarter of 2021 compared to $235 million (18.5% of sales) in the third quarter of 2020. Adjusted S&A expense increased by $185 million to $379 million (12.3% of sales) in 2021 compared to $194 million (15.3% of sales) in 2020. The increase in S&A expenses was primarily due to the impact of the Merger with N&B, employee separation costs and business divestiture costs consisting mainly of legal and professional fees.
Restructuring and Other Charges
Restructuring and other charges increased to $6 million in the third quarter of 2021 compared to $1 million in the third quarter of 2020. The increase was primarily driven by fixed asset write-offs incurred in the third quarter of 2021 (see Note 4 for additional information).
Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $195 million in the third quarter of 2021 compared to $48 million in the third quarter of 2020 primarily due to the Merger with N&B (see Notes 3 and 5 for additional information).
Interest Expense
Interest expense increased to $74 million in the third quarter of 2021 compared to $35 million in the 2020 period. The increase was primarily driven by the debt assumed in the Merger with N&B (see Note 7 for additional information). Average cost of debt was 2.5% for the 2021 period compared to 3.1% for the 2020 period.
Other (Income) Expense, Net
In the third quarter of 2021, we recognized other income, net, of $26 million compared to other expense, net, of $10 million in the 2020 period. The change of $36 million includes approximately $17 million in income to correct net income amounts related to certain defined benefit plans in prior years. In addition, the change was due to lower foreign exchange losses.
Income Taxes
The effective tax rate for the three months ended September 30, 2021 was 21.2% compared to 18.1% for the three months ended September 30, 2020. The adjusted effective tax rate for the three months ended September 30, 2021 was 19.9% compared to 18.2% for the third quarter of 2020. The increase in effective tax rate and adjusted effective tax rate was primarily due to an unfavorable mix of earnings and higher repatriation costs.
Segment Adjusted Operating EBITDA Results by Business Unit
Effective in the first quarter of 2021, management elected to change the profit or loss measure of the Company's reportable segments from Segment Operating Profit to Segment Adjusted Operating EBITDA for internal reporting and performance measurement purposes. Segment Adjusted Operating EBITDA is defined as Income Before Taxes before depreciation and amortization expense, interest expense, restructuring and other charges and certain non-recurring items. Prior period amounts have been recast to reflect these changes in segment profitability measures. Our determination of reportable segments was made on the basis of our strategic priorities within each segment and corresponds to the manner in which our Chief Operating Decision Maker reviews and evaluates operating performance to make decisions about resources to be allocated to the segment. In addition to our strategic priorities, segment reporting is also based on differences in the products and services we provide. As a result, we added two new reportable segments - Health & Biosciences and Pharma Solutions. Nourish is composed of most of IFF’s legacy Taste division and N&B’s Food & Beverage division. The Scent and Health & Biosciences segments include a component of the legacy Taste segment.

	Three Months Ended September 30,
(DOLLARS IN MILLIONS)	2021	2020
Segment Adjusted Operating EBITDA
Nourish	$327	$148
Health & Biosciences	151	10
Scent	130	118
Pharma Solutions	40	—
Total	648	276
Depreciation & Amortization	(297)	(83)
Interest Expense	(74)	(35)
Other income (expense), net	26	(10)
Frutarom Integration Related Costs	(1)	(2)
Restructuring and Other Charges	(6)	(1)
Gains (Losses) on Sale of Assets	1	(1)
Business Divestiture Costs	(16)	—
Employee Separation Costs	(22)	—
Frutarom Acquisition Related Costs	—	(1)
Compliance Review & Legal Defense Costs	—	(1)
N&B Inventory Step-Up Costs	14	—
N&B Transaction Related Costs	—	(8)
N&B Integration Related Costs	(23)	(29)
Income Before Taxes	$250	$105
Segment Adjusted Operating EBITDA margin:
Nourish	19.7%	20.8%
Health & Biosciences	24.4%	32.3%
Scent	22.4%	22.5%
Pharma Solutions	19.0%	—%
Consolidated	21.1%	21.8%
Nourish Segment Adjusted Operating EBITDA
Nourish Segment Adjusted Operating EBITDA increased $179 million to $327 million in the third quarter of 2021 (19.7% of segment sales) from $148 million (20.8% of segment sales) in the comparable 2020 period. The increase primarily reflected the inclusion of N&B, along with volume increases in the operating segment. The decrease in segment adjusted operating EBITDA margin, as a percentage of sales, was due to the difference in product portfolio mix of the new Nourish operating segment, as a result of the Merger with N&B, compared to the historical Taste operating segment, and higher raw material costs.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA increased $141 million to $151 million in the third quarter of 2021 (24.4% of segment sales) from $10 million (32.3% of segment sales) in the comparable 2020 period. The increase primarily reflected the inclusion of N&B, as the majority of this operating segment consists of the new N&B Business.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA increased $12 million to $130 million in the third quarter of 2021 (22.4% of segment sales) from $118 million (22.5% of segment sales) in the comparable 2020 period. The increase primarily reflected volume increases in the operating segment.

Pharma Solutions Segment Adjusted Operating EBITDA
Pharma Solutions Segment Adjusted Operating EBITDA was $40 million in the third quarter of 2021 (19.0% of segment sales). This was a new operating segment of the Company as a result of the Merger with N&B and did not exist in the comparable 2020 period.
FIRST NINE MONTHS 2021 IN COMPARISON TO FIRST NINE MONTHS 2020
Sales
Sales for the first nine months of 2021 increased $4.811 billion, or 126% on a reported basis, to $8.625 billion, compared to $3.814 billion in the comparable 2020 period. Performance was primarily driven by $4.409 billion of incremental sales that was attributable to the inclusion of N&B, which was merged and consolidated into our results of operations effective February 1, 2021. In addition, sales performance reflected volume increases for the Nourish, Health & Biosciences and Scent operating segments.
Sales Performance by Segment

	% Change in Sales - First Nine Months 2021 vs. First Nine Months 2020
	Reported	Currency Neutral
Nourish	113%	NMF
Health & Biosciences	NMF	NMF
Scent	10%	8%
Pharma Solutions	NMF	NMF
Total	126%	NMF
Nourish
Nourish sales in 2021 increased $2.464 billion, or 113% on a reported basis, to $4.638 billion, compared to $2.174 billion in the prior year period. Performance in the Nourish operating segment was primarily driven by $2.224 billion of incremental sales that was attributable to the inclusion of N&B, along with volume increases, particularly in Flavors.
Health & Biosciences
Health & Biosciences sales in 2021 was $1.683 billion compared to $99 million in the prior year period. Performance in the Health & Biosciences operating segment was primarily driven by $1.580 billion of incremental sales that was attributable to the inclusion of N&B, as the majority of this operating segment consists of the new N&B Business. In addition, sales performance reflected volume increases in the operating segment.
Scent
Scent sales in 2021 increased $158 million, or 10% on a reported basis, to $1.699 billion, compared to $1.541 billion in the prior year period. Scent sales in 2021 also increased 8% on a currency neutral basis. Sales growth in the Scent operating segment was primarily driven by volume increases in both Fragrance Compounds and Fragrance Ingredients.
Pharma Solutions
Pharma Solutions sales in 2021 was $605 million. This was a new operating segment of the Company as a result of the Merger with N&B and did not exist in the comparable 2020 period.
Cost of Goods Sold
Cost of goods sold, as a percentage of sales, increased 9.3% in the first nine months of 2021 to 68.1% compared to 58.8% in the 2020 period, primarily driven by N&B inventory step-up costs, higher raw material costs, volume increases in the business and impact of the difference in product portfolio mix of the new N&B Business compared to the historical IFF product portfolio mix.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, decreased to 5.4% in the first nine months of 2021 versus 6.7% in the 2020 period. The decrease, as a percentage of sales, in 2021 was primarily due to the impact of the Merger with N&B that led to an increase in R&D expenses, offset by a larger increase in sales.

Selling and Administrative (S&A) Expenses
In the first nine months of 2021, S&A expenses increased $604 million to $1.299 billion (15.1% of sales) compared to $695 million (18.2% of sales) in the 2020 period. Adjusted S&A expenses increased by $479 million to $1.077 billion (12.5% of sales) in the 2021 period compared to $598 million (15.7% of sales) in 2020. The increase in S&A expenses was primarily due to the impact of the Merger with N&B and the related transaction and integration costs consisting of legal and professional fees and consulting fees, respectively, employee separation costs and business divestiture costs consisting mainly of legal and professional fees.
During the first quarter of 2020, we recognized approximately $6 million in income related to the expected recoveries of previously paid indirect taxes in Brazil. The income was recorded as a reduction in S&A expenses during the first nine months of 2020.
Restructuring and Other Charges
Restructuring and other charges increased to $34 million in the first nine months of 2021 compared to $8 million in the first nine months of 2020. The increase was primarily driven by severance costs incurred in the first nine months of 2021 (see Note 4 for additional information).
Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $547 million in the first nine months of 2021 compared to $145 million in the 2020 period primarily due to the Merger with N&B (see Notes 3 and 5 for additional information).
Interest Expense
Interest expense increased to $216 million in the first nine months of 2021 compared to $99 million in the 2020 period. The increase was primarily driven by the debt assumed in the Merger with N&B (see Note 7 for additional information). Average cost of debt was 3.1% for the 2021 period compared to 3.0% for the 2020 period.
Other (Income) Expense, Net
In the first nine months of 2021, we recognized other income, net, of $44 million compared to other expense, net, of $5 million in the comparable 2020 period. The change of $49 million includes approximately $17 million in income to correct net income amounts related to certain defined benefit plans in prior years. In addition, the change was due to lower foreign exchange losses and higher interest income.
Income Taxes
The effective tax rate for the nine months ended September 30, 2021 was 22.1% compared to 16.9% for the nine months ended September 30, 2020. The year-over-year increase was primarily due to an unfavorable mix of earnings and higher repatriation costs, partially offset by a higher level of reversals of loss provisions.
Excluding the $128 million tax benefit associated with the pre-tax restructuring and other charges, shareholder activism related costs, business divestiture costs, employee separation costs, pension income adjustment, N&B inventory step-up costs, N&B transaction related costs and N&B integration related costs, the adjusted effective tax rate for the nine months ended September 30, 2021 was 21.4%.
For the nine months ended September 30, 2020, the adjusted effective tax rate was 17.0% excluding the $19 million tax benefit associated with the pre-tax Frutarom integration related costs, restructuring and other charges, losses on sale of assets, Frutarom acquisition related costs, N&B transaction related costs and N&B integration related costs.
Segment Adjusted Operating EBITDA Results by Business Unit
Effective in the first quarter of 2021, management elected to change the profit or loss measure of the Company's reportable segments from Segment Operating Profit to Segment Adjusted Operating EBITDA for internal reporting and performance measurement purposes. Segment Adjusted Operating EBITDA is defined as Income Before Taxes before depreciation and amortization expense, interest expense, restructuring and other charges and certain non-recurring items. Prior period amounts have been recast to reflect these changes in segment profitability measures. Our determination of reportable segments was made on the basis of our strategic priorities within each segment and corresponds to the manner in which our Chief Operating Decision Maker reviews and evaluates operating performance to make decisions about resources to be allocated to the segment. In addition to our strategic priorities, segment reporting is also based on differences in the products and services we provide. As a result, we added two new reportable segments - Health & Biosciences and Pharma Solutions. Nourish is composed of most of IFF’s legacy Taste division and N&B’s Food & Beverage division. The Scent and Health & Biosciences segments include a component of the legacy Taste segment.

	Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2021	2020
Segment Adjusted Operating EBITDA
Nourish	$921	$466
Health & Biosciences	469	29
Scent	375	323
Pharma Solutions	131	—
Total	1,896	818
Depreciation & Amortization	(861)	(244)
Interest Expense	(216)	(99)
Other income (expense), net	44	(5)
Frutarom Integration Related Costs	(3)	(9)
Restructuring and Other Charges	(34)	(8)
Gains (Losses) on Sale of Assets	1	(2)
Shareholder Activism Related Costs	(7)	—
Business Divestiture Costs	(21)	—
Employee Separation Costs	(28)	—
Frutarom Acquisition Related Costs	—	(1)
Compliance Review & Legal Defense Costs	—	(2)
N&B Inventory Step-Up Costs	(363)	—
N&B Transaction Related Costs	(91)	(24)
N&B Integration Related Costs	(77)	(62)
Income Before Taxes	$240	$362
Segment Adjusted Operating EBITDA margin:
Nourish	19.9%	21.4%
Health & Biosciences	27.9%	29.3%
Scent	22.1%	21.0%
Pharma Solutions	21.7%	—%
Consolidated	22.0%	21.4%
Nourish Segment Adjusted Operating EBITDA
Nourish Segment Adjusted Operating EBITDA increased $455 million to $921 million in the first nine months of 2021 (19.9% of segment sales) from $466 million (21.4% of segment sales) in the comparable 2020 period. The increase primarily reflected the inclusion of N&B, along with volume increases in the operating segment. The decrease in segment adjusted operating EBITDA margin, as a percentage of sales, was due to the difference in product portfolio mix of the new Nourish operating segment, as a result of the Merger with N&B, compared to the historical Taste operating segment, and higher raw material costs.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA increased $440 million to $469 million in the first nine months of 2021 (27.9% of segment sales) from $29 million (29.3% of segment sales) in the comparable 2020 period. The increase primarily reflected the inclusion of N&B, as the majority of this operating segment consists of the new N&B Business.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA increased $52 million to $375 million in the first nine months of 2021 (22.1% of segment sales) from $323 million (21.0% of segment sales) in the comparable 2020 period. The increase primarily reflected volume increases in the operating segment.

Pharma Solutions Segment Adjusted Operating EBITDA
Pharma Solutions Segment Adjusted Operating EBITDA was $131 million in the first nine months of 2021 (21.7% of segment sales). This was a new operating segment of the Company as a result of the Merger with N&B and did not exist in the comparable 2020 period.

Liquidity
Cash and Cash Equivalents
We had cash and cash equivalents of $672 million at September 30, 2021 compared to $650 million at December 31, 2020 and of this balance, a portion was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
In connection with the Merger with N&B, the Company's cash balance increased by approximately $193 million.
Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate cash from our non-U.S. subsidiaries to fund financial obligations in the U.S. As we repatriate these funds to the U.S. we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of September 30, 2021, we had a deferred tax liability of $65 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
Restricted Cash
Restricted cash of $123 million relates, principally, to cash proceeds received in advance of sale of our fruit preparation business.
Cash Flows Provided By Operating Activities
Cash flows provided by operations for the nine months ended September 30, 2021 was $1.126 billion, or 13.1% of sales, compared to cash provided by operations of $415 million, or 10.9% of sales, for the nine months ended September 30, 2020. The increase in cash provided by operating activities during 2021 was primarily driven by higher cash earnings, excluding the impact of depreciation and amortization and amortization of N&B inventory step-up costs, and changes related to accounts payable, accrued expenses and accrual for incentive compensation.
Working capital (current assets less current liabilities) totaled $3.553 billion and $1.156 billion at September 30, 2021 and December 31, 2020, respectively.
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
The impact on cash provided by operations from participating in these programs increased approximately $3 million and increased approximately $4 million for the nine months ended September 30, 2021 and 2020, respectively. The cost of participating in these programs was approximately $2 million and $1 million for the three months ended September 30, 2021 and 2020, and $5 million and $3 million for the nine months ended September 30, 2021 and 2020, respectively.
Cash Flows Provided By (Used In) Investing Activities
Net investing activities during the first nine months of 2021 provided $75 million compared to $119 million utilized in the prior year period. The increase in cash provided by investing activities, compared to cash utilized in investing activities in the prior year period, was primarily driven by the increase in cash provided by the Merger with N&B and higher net proceeds received in advance of sale of the fruit preparation business, offset by higher spending on property, plant and equipment in the current year.
We have evaluated and re-prioritized our capital projects and expect that capital spending in 2021 will be about 4.5% of sales (net of potential grants and other reimbursements from government authorities), up slightly from 4% in 2020.

Cash Flows Used In Financing Activities
Cash used in financing activities in the first nine months of 2021 was $1.022 billion compared to $418 million in the prior year period. The increase in cash used in financing activities was primarily driven by higher cash dividend payments, higher repayments of both short-term and long-term debt, higher employee taxes paid and higher contingent considerations paid, partially offset by proceeds from issuance of commercial paper.
We paid dividends totaling $466 million in the 2021 period. We declared a cash dividend per share of $0.79 in the third quarter of 2021 that was paid on October 5, 2021 to all shareholders of record as of September 24, 2021.
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
Transaction with Nutrition & Biosciences, Inc.
On February 1, 2021, N&B funded the N&B Term Loan Facility, which provided for a senior unsecured term loan credit facility in an aggregate principal amount of $1.250 billion, comprised of a $625 million three-year tranche (“2024 Term Loan Facility”) and a $625 million five-year tranche (“2026 Term Loan Facility”). Following the Merger, we assumed the indebtedness incurred by N&B in the debt financings, which included (i) the 2024 Term Loan Facility and 2026 Term Loan Facility and (ii) a series of Senior Notes in the aggregate amount of $6.250 billion with maturities ranging from 2 to 30 years. N&B’s indebtedness raised prior to the Merger was used to finance the Special Cash Payment to DuPont, which has been paid, and for the satisfaction of the related transaction fees and expenses.
Upon completion of our combination with N&B, pursuant to the Merger Agreement, DuPont shareholders own approximately 55.4% of the shares of IFF, and existing IFF shareholders own approximately 44.6% of the shares of IFF.
Refer to Note 3 and Note 7 for additional information.
Revolving Credit Facility and Term Loans
As of September 30, 2021, we had no outstanding borrowings under our $2.000 billion Revolving Credit Facility and $200 million outstanding in borrowings under the 2022 Term Loan Agreement. The amount that we are able to draw down under the Revolving Credit Facility is limited by financial covenants as described in more detail below. As of September 30, 2021, our draw down capacity was $1.718 billion under the Revolving Credit Facility.
Refer to Note 7 of this Form 10-Q and Part IV, Item 15, "Exhibits and Financial Statement Schedules," Note 9 of our 2020 Form 10-K, filed on February 22, 2021, for additional information.
Debt Covenants
At September 30, 2021, we were in compliance with all financial and other covenants, including the Net Debt to Credit Adjusted EBITDA ratio. At September 30, 2021 our Net Debt/Credit Adjusted EBITDA(1) ratio was 4.10 to 1.0 as defined by the credit facility agreements, which is below the financial covenants of existing outstanding debt.
_______________________
(1)Credit Adjusted EBITDA and Net Debt, which are non-GAAP measures used for these covenants, are calculated in accordance with the definition in the debt agreements. In this context, these measures are used solely to provide information on the extent to which we are in compliance with debt covenants and may not be comparable to Credit Adjusted EBITDA and Net Debt used by other companies. Reconciliations of Credit Adjusted EBITDA to net income and net debt to total debt are as follows:

(DOLLARS IN MILLIONS)	Twelve Months Ended September 30, 2021
Net income	$54
Interest expense	301
Income taxes	19
Depreciation and amortization	1,430
Specified items (1)(3)	792
Non-cash items (2)(3)	54
Credit Adjusted EBITDA	$2,650
_______________________
(1)Specified items for the 12 months ended September 30, 2021 of $792 million, consisted of Frutarom integration related costs, restructuring and other charges, shareholder activism related costs, business divestiture costs, employee separation costs, pension income adjustment, pension settlement, Frutarom acquisition related costs, compliance review & legal defense costs, N&B inventory step-up costs, N&B transaction related costs, N&B integration related costs and other N&B specified items.
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

(DOLLARS IN MILLIONS)	September 30, 2021
Total debt (1)	$11,542
Adjustments:
Cash and cash equivalents	672
Net debt	$10,870
_______________________
(1)Total debt used for the calculation of Net debt consists of short-term debt, long-term debt, short-term finance lease obligations and long-term finance lease obligations.
Senior Notes
As of September 30, 2021, we had $9.769 billion aggregate principal amount outstanding in senior unsecured notes, with $1.519 billion principal amount denominated in EUR and $8.250 billion principal amount denominated in USD, which includes the N&B Senior Notes assumed as a result of the Merger. The notes bear interest ranging from 0.69% per year to 5.12% per year, with maturities from September 2021 to December 1, 2050. See Note 7 for additional information.
Contractual Obligations
We expect to contribute a total of $4 million to our U.S. pension plans and a total of $25 million to our non-U.S. pension plans during 2021. During the nine months ended September 30, 2021, there were no contributions made to the qualified U.S. pension plans, $18 million of contributions were made to the non-U.S. pension plans, and $3 million of benefit payments were made with respect to our non-qualified U.S. pension plan. We also expect to contribute $4 million to our postretirement benefits other than pension plans during 2021. During the nine months ended September 30, 2021, $3 million of contributions were made to postretirement benefits other than pension plans.
As discussed in Note 15 to the Consolidated Financial Statements, at September 30, 2021, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances, these arrangements are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.

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
Adjusted gross profit excludes employee separation costs, Frutarom acquisition related costs, N&B inventory step-up costs and N&B integration related costs.
Adjusted selling and administrative expenses exclude Frutarom integration related costs, restructuring and other charges, shareholder activism related costs, business divestiture costs, employee separation costs, Frutarom acquisition related costs, compliance review & legal defense costs, N&B transaction related costs and N&B integration related costs.
Adjusted operating EBITDA and adjusted operating EBITDA margin exclude depreciation and amortization expense, interest expense, other income (expense), net, restructuring and other charges and certain non-recurring items such as Frutarom integration related costs, (gains) losses on sale of assets, shareholder activism related costs, business divestiture costs, employee separation costs, Frutarom acquisition related costs, compliance review & legal defense costs, N&B inventory step-up costs, N&B transaction related costs, N&B integration related costs and the impact of the Merger with N&B.
Adjusted effective tax rate excludes Frutarom integration related costs, restructuring and other charges, (gains) losses on sale of assets, shareholder activism related costs, business divestiture costs, employee separation costs, pension income adjustment, Frutarom acquisition related costs, compliance review & legal defense costs, N&B inventory step-up costs, N&B transaction related costs and N&B integration related costs.
Net Debt to Credit Adjusted EBITDA is the leverage ratio used in our credit agreement and defined as Net Debt divided by Credit Adjusted EBITDA. However, as Credit Adjusted EBITDA for these purposes was calculated in accordance with the provisions of the credit agreement, it may differ from the calculation used for adjusted operating EBITDA.
A. Reconciliation of Non-GAAP Metrics

Reconciliation of Gross Profit
	Three Months Ended September 30,
(DOLLARS IN MILLIONS)	2021	2020
Reported (GAAP)	$1,090	$524
Employee Separation Costs (c)	1	—
N&B Inventory Step-Up Costs	(14)	—
N&B Integration Related Costs (h)	3	—
Adjusted (Non-GAAP)	$1,080	$524

Reconciliation of Selling and Administrative Expenses
	Three Months Ended September 30,
(DOLLARS IN MILLIONS)	2021	2020
Reported (GAAP)	$436	$235
Frutarom Integration Related Costs (a)	(1)	(2)
Business Divestiture Costs (b)	(16)	—
Employee Separation Costs (c)	(20)	—
Frutarom Acquisition Related Costs (e)	—	(1)
Compliance Review & Legal Defense Costs (f)	—	(1)
N&B Transaction Related Costs (g)	—	(8)
N&B Integration Related Costs (h)	(20)	(29)
Adjusted (Non-GAAP)	$379	$194

Reconciliation of Net Income
	Three Months Ended September 30,
	2021				2020
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	Income before taxes	Provision for income taxes (j)	Net Income Attributable to IFF (k)	Diluted EPS (l)	Income before taxes	Provision for income taxes (j)	Net Income Attributable to IFF (k)	Diluted EPS (l)
Reported (GAAP)	$250	$53	$194	$0.76	$105	$19	$85	$0.75
Frutarom Integration Related Costs (a)	1	—	1	—	2	—	2	0.01
Restructuring and Other Charges	6	1	5	0.02	1	—	1	0.01
(Gains) Losses on Sale of Assets	(1)	—	(1)	—	1	—	1	—
Business Divestiture Costs (b)	16	4	12	0.05	—	—	—	—
Employee Separation Costs (c)	22	1	21	0.08	—	—	—	—
Pension Income Adjustment (d)	(17)	(4)	(13)	(0.05)	—	—	—	—
Frutarom Acquisition Related Costs (e)	—	—	—	—	1	1	—	0.01
Compliance Review & Legal Defense Costs (f)	—	—	—	—	1	—	1	0.01
N&B Inventory Step-Up Costs	(14)	(3)	(11)	(0.04)	—	—	—	—
N&B Transaction Related Costs (g)	—	—	—	—	8	—	8	0.07
N&B Integration Related Costs (h)	23	5	18	0.07	29	7	22	0.20
Redemption value adjustment to EPS (i)	—	—	—	—	—	—	—	(0.01)
Adjusted (Non-GAAP)	$286	$57	$226	$0.88	$148	$27	$120	$1.06

(a)	Represents costs related to the integration of the Frutarom acquisition. For 2021, costs primarily related to performance stock awards. For 2020, costs primarily related to advisory services, retention bonuses and performance stock awards.
(b)	Represents costs related to the Company's planned sales of businesses, primarily legal and professional fees.
(c)	Represents costs related to severance, including accelerated stock compensation expense, for certain employees and executives who have been separated or will separate from the Company.
(d)	Represents catch-up of net pension income from prior periods that had been excluded from their respective periods.
(e)	Represents transaction-related costs and expenses related to the acquisition of Frutarom. For 2020, amount primarily includes earn-out payments, net of adjustments, amortization for inventory "step-up" costs and transaction costs principally related to the 2019 Acquisition Activity.
(f)	Costs related to reviewing the nature of inappropriate payments and review of compliance in certain other countries. In addition, includes legal costs for related shareholder lawsuits.
(g)	Represents transaction costs and expenses related to the transaction with N&B, primarily includes legal and professional fees.
(h)	Represents costs primarily related to advisory services for the integration of the transaction with N&B, primarily consulting fees.
(i)	Represents the adjustment to EPS related to the excess of the redemption value of certain redeemable noncontrolling interests over their existing carrying value.
(j)	The income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for the relevant jurisdiction, except for those items which are non-taxable or subject to valuation allowances for which the tax expense (benefit) was calculated at 0%. The tax benefit for amortization is calculated in a similar manner as the tax effects of the non-GAAP adjustments.

(k)	For 2021 and 2020, net income is reduced by income attributable to noncontrolling interest of $3 million and $1 million, respectively.
(l)	The sum of these items does not foot due to rounding.

Reconciliation of Gross Profit
	Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2021	2020
Reported (GAAP)	$2,754	$1,572
Employee Separation Costs (d)	1	—
Frutarom Acquisition Related Costs (f)	—	1
N&B Inventory Step-Up Costs	363	—
N&B Integration Related Costs (i)	3	—
Adjusted (Non-GAAP)	$3,121	$1,573

Reconciliation of Selling and Administrative Expenses
	Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2021	2020
Reported (GAAP)	$1,299	$695
Frutarom Integration Related Costs (a)	(2)	(8)
Restructuring and Other Charges	(1)	—
Shareholder Activism Related Costs (b)	(7)	—
Business Divestiture Costs (c)	(21)	—
Employee Separation Costs (d)	(26)	—
Frutarom Acquisition Related Costs (f)	—	(1)
Compliance Review & Legal Defense Costs (g)	—	(2)
N&B Transaction Related Costs (h)	(91)	(24)
N&B Integration Related Costs (i)	(74)	(62)
Adjusted (Non-GAAP)	$1,077	$598

Reconciliation of Net Income
	Nine Months Ended September 30,
	2021				2020
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	Income before taxes	Provision for income taxes (k)	Net Income Attributable to IFF (l)	Diluted EPS (m)	Income before taxes	Provision for income taxes (k)	Net Income Attributable to IFF (l)	Diluted EPS (m)
Reported (GAAP)	$240	$53	$180	$0.75	$362	$61	$296	$2.64
Frutarom Integration Related Costs (a)	3	—	3	0.01	9	2	7	0.06
Restructuring and Other Charges	34	7	27	0.11	8	2	6	0.06
(Gains) Losses on Sale of Assets	(1)	—	(1)	—	2	1	1	0.01
Shareholder Activism Related Costs (b)	7	2	5	0.02	—	—	—	—
Business Divestiture Costs (c)	21	5	16	0.07	—	—	—	—
Employee Separation Costs (d)	28	2	26	0.11	—	—	—	—
Pension Income Adjustment (e)	(17)	(4)	(13)	(0.05)	—	—	—	—
Frutarom Acquisition Related Costs (f)	—	—	—	—	1	(1)	2	0.02
Compliance Review & Legal Defense Costs (g)	—	—	—	—	2	—	2	0.01
N&B Inventory Step-Up Costs	363	79	284	1.19	—	—	—	—
N&B Transaction Related Costs (h)	91	19	72	0.30	24	1	23	0.21
N&B Integration Related Costs (i)	77	18	59	0.25	62	14	48	0.42
Redemption value adjustment to EPS (j)	—	—	—	0.01	—	—	—	(0.04)
Adjusted (Non-GAAP)	$846	$181	$658	$2.75	$470	$80	$385	$3.38

(a)	Represents costs related to the integration of the Frutarom acquisition. For 2021, costs primarily related to performance stock awards. For 2020, costs primarily related to advisory services, retention bonuses and performance stock awards.
(b)	Represents shareholder activist related costs, primarily professional fees.
(c)	Represents costs related to the Company's planned sales of businesses, primarily legal and professional fees.
(d)	Represents costs related to severance, including accelerated stock compensation expense, for certain employees and executives who have been separated or will separate from the Company.
(e)	Represents catch-up of net pension income from prior periods that had been excluded from their respective periods.
(f)	Represents transaction-related costs and expenses related to the acquisition of Frutarom. For 2020, amount primarily includes earn-out payments, net of adjustments, amortization for inventory "step-up" costs and transaction costs principally related to the 2019 Acquisition Activity.
(g)	Costs related to reviewing the nature of inappropriate payments and review of compliance in certain other countries. In addition, includes legal costs for related shareholder lawsuits.
(h)	Represents transaction costs and expenses related to the transaction with N&B, primarily includes legal and professional fees.
(i)	Represents costs primarily related to advisory services for the integration of the transaction with N&B, primarily consulting fees.
(j)	Represents the adjustment to EPS related to the excess of the redemption value of certain redeemable noncontrolling interests over their existing carrying value.
(k)	The income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for the relevant jurisdiction, except for those items which are non-taxable or subject to valuation allowances for which the tax expense (benefit) was calculated at 0%. The tax benefit for amortization is calculated in a similar manner as the tax effects of the non-GAAP adjustments.
(l)	For 2021 and 2020, net income is reduced by income attributable to noncontrolling interest of $7 million and $5 million, respectively.
(m)	The sum of these items does not foot due to rounding.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
Statements in this Form 10-Q, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations including those concerning (i) the impacts of COVID-19 and our plans to respond to its implications; (ii) expectations regarding sales and profit for the fiscal year 2021, including the impact of foreign exchange, pricing actions, raw materials, and sourcing, logistics and manufacturing costs; (iii) the divestiture of our microbial control business and the progress of our portfolio optimization strategy, through non-core business divestitures; (iv) our combination with N&B, including the expected cost benefits and synergies of the N&B Transaction, the success of our integration efforts and ability to deliver on our synergy commitments as well as future opportunities for the combined company; (v) our ability to manage through supply-chain challenges and cost increases; (vi) the growth potential of the markets in which we operate, including the emerging markets; (vii) expected capital expenditures; (viii) the expected costs and benefits of our ongoing optimization of our manufacturing operations, including the expected number of closings; (ix) expected cash flow and availability of capital resources to fund our operations and meet our debt service requirements; (x) our ability to drive reductions in expenses; (xi) our strategic investments in capacity and increasing inventory to drive improved profitability; (xii) the impact of inflation and other macroeconomic factors; (xiii) our ability to innovate and execute on specific consumer trends and demands; and (xiv) our ability to continue to generate value for, and return cash to, our shareholders. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “intend”, “outlook”, “may”, “estimate”, “should”, “predict” and similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:
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
•our ability to successfully establish and manage acquisitions, collaborations, joint ventures or partnership and to manage and complete divestitures or dispositions;
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
•unprecedented increases and volatility in sourcing and logistical costs;
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
At September 30, 2021, the fair value of our USD fixed rate debt was $8.742 billion. Based on a hypothetical decrease or increase of 10% in interest rates, the estimated fair value of our USD fixed rate debt would decrease or increase, accordingly, by approximately $874 million.

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
(b) Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 6. EXHIBITS.

10.1
Third Amended and Restated Credit Agreement, dated as of July 28, 2021 among International Flavors & Fragrances Inc., International Flavors & Fragrances (Nederland) Holding B.V. and International Flavors & Fragrances I.F.F. (Nederland) B.V., as borrowers, the lenders signatory thereto and Citibank, N.A. as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2021.

31.1	Certification of Andreas Fibig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Glenn Richter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Andreas Fibig and Glenn Richter pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 8, 2021	By:	/s/ Andreas Fibig
Andreas Fibig
Chairman of the Board and Chief Executive Officer

Dated:	November 8, 2021	By:	/s/ Glenn Richter
Glenn Richter
Executive Vice President and Chief Financial Officer

Dated:	November 8, 2021	By:	/s/ Robert Anderson
Robert Anderson
Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)