Form 10-K
period 2021-12-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2022-02-28
CIK 51253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant was $37,208,150,825 as of June 30, 2021.
As of February 21, 2022, there were 254,684,699 shares of the registrant’s common stock, par value 12 1/2¢ per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2022 Annual Meeting of Shareholders (the “IFF 2022 Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

PART I
In this report, we use the terms “IFF,” “the Company,” “we,” “us” and “our” to refer to International Flavors & Fragrances Inc. and its subsidiaries.

ITEM 1.	BUSINESS.
We are a leading creator and manufacturer of food, beverage, health & biosciences, scent and pharma solutions and complementary adjacent products, including cosmetic active and natural health ingredients, which are used in a wide variety of consumer products. Our products are sold principally to manufacturers of dairy, meat, beverages, snacks, savory, sweet, baked goods and other foods, personal care products, soaps and detergents, cleaning products, perfumes and cosmetics, dietary supplements, food protection, infant and elderly nutrition, functional food, pharmaceutical and oral care products. As a result, we hold global leadership positions in the Food & Beverage, Home & Personal Care and Health & Wellness markets, and across key Tastes, Textures, Scents, Nutrition, Enzymes, Cultures, Soy Proteins, Pharmaceutical Excipients, Biocides and Probiotics categories.
On February 1, 2021, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) with DuPont de Nemours, Inc. (“DuPont”), a wholly owned subsidiary of IFF merged with and into Nutrition & Biosciences, Inc. (“N&B”), a subsidiary of DuPont holding its Nutrition and Biosciences business (the “N&B Business,” and such transaction, the “N&B Transaction”). The shares issued in the merger represented approximately 55.4% of the common stock of IFF on a fully diluted basis, after giving effect to the merger, as of February 1, 2021.
Sales in 2021 were approximately $11.656 billion. Based on 2021 sales, approximately 41% were to global consumer products companies and approximately 59% were to small and mid-sized companies. During 2021, our 25 largest customers accounted for 29% of our sales. In 2021, no customer accounted for more than 10% of sales.
Our business is geographically diverse, with sales in the U.S. representing approximately 28% of sales in 2021. No other country represented more than 7% of sales.
Our audited consolidated financial information in this report for 2021 includes the results of the N&B Business effective February 1, 2021, whereas the Company’s consolidated financial information for the prior years do not include amounts related to N&B.
Our Product Offerings
Our business consists of four segments: Nourish, Health & Biosciences, Scent and Pharma Solutions.
Nourish
As a leading creator of ingredients and solutions, we help our customers deliver on the promise of healthy and delicious foods and drinks that appeal to consumers. While we are a global leader, our Nourish business operates regionally, with different formulas that reflect local taste preferences. We create products in our regional creative centers which allows us to satisfy local preferences, while also helping to ensure regulatory compliance and production standards. We develop thousands of different Nourish offerings for our customers, most of which are tailor-made, and we continually develop new formulas to meet changing consumer preferences and customer needs.
Our Nourish segment consists of most of our legacy Taste segment combined with N&B’s Food & Beverage division and the food protection business of N&B’s Health & Biosciences division. Our Nourish business spans a diversified portfolio across natural and plant-based specialty food ingredients, flavor compounds, and savory solutions and inclusions and consists of three business units: Ingredients, Flavors and Food Designs.
Ingredients include a diversified portfolio across natural and plant-based specialty food ingredients derived from herbs and plants that provide texturizing solutions used in the food industry, food protection solutions used in food and beverage products, as well as specialty soy and pea protein with value-added formulations, emulsifiers and sweeteners. Natural food protection ingredients consist of natural antioxidants and anti-microbials used for natural food preservation and shelf-life extension for beverages, cosmetic and healthcare products, pet food and feed additives.
Flavors include a range of flavor compounds and natural taste solutions that are ultimately used by our customers in savory products (soups, sauces, meat, fish, poultry, snacks, etc.), beverages (juice drinks, carbonated or flavored beverages, spirits, etc.), sweets (bakery products, candy, cereal, chewing gum, etc.), and dairy products (yogurt, ice cream, cheese, etc.). Flavors also include value-added spices and seasoning ingredients for meat, food service, convenience, alternative protein and culinary products.

Food Designs include savory solution products such as spices, sauces, marinades and mixtures. Additionally, Food Designs provide inclusion products that help with taste and texture by, among other things, combining flavorings with fruit, vegetables and other natural ingredients for a wide range of food products, such as health snacks, baked goods, cereals, pastries, ice cream and other dairy products.
Health & Biosciences
Our Health & Biosciences business consists of a biotechnology-driven portfolio of enzymes, food cultures, probiotics and specialty ingredients for food, home and personal care, and health and wellness applications.
Our Health & Biosciences business comprises N&B’s Health & Biosciences division (except the food protection business which is part of Nourish) in combination with the Natural Product Solutions business of legacy IFF. Health & Biosciences is comprised of six business units: Health, Cultures & Food Enzymes, Home & Personal Care, Animal Nutrition, Grain Processing and Microbial Control. During the third quarter of 2021, we entered into an agreement to divest the Microbial Control business. We expect that the transaction will close in the second quarter of 2022, subject to customary closing conditions.
Health provides ingredients for dietary supplements, functional food and beverage, specialized nutrition and pharma.
Cultures & Food Enzymes provides products that aim to serve the global demand for healthy, natural, clean label and fermented food for fresh dairy, cheese, bakery and brewing products. Such products contribute to extended shelf life and stability helping our customers to improve their product offerings. The business's enzyme solutions also allow our customers to provide low sugar, high fiber and lactose-free dairy products.
Home & Personal Care produces enzymes for laundry and dishwashing detergents, cleaning and textiles to help enhance the product and process performance of products in the fabric and homecare, textiles and industrials and personal care markets.
Animal Nutrition produces feed enzymes and animal health solutions that help to improve welfare, performance and sustainability of livestock animal farming.
Grain Processing produces yeasts and enzymes for biofuel production and carbohydrate processing.
Microbial Control produces biocides for controlling microbial populations for oil and gas production, home and personal care and industrial preservation markets.
Scent
Our Scent business creates fragrance compounds, fragrance ingredients and cosmetic ingredients that are integral elements in the world’s finest perfumes and best-known household and personal care products. Consumer insights science and creativity are at the heart of our Scent business, and, along with our unique portfolio of natural and synthetic ingredients, global footprint, innovative technologies and know-how, and customer intimacy, we believe make us a market leader in scent products. Our Scent business consists of our legacy Scent segment as well as our Flavor Ingredients business, formerly part of our legacy Taste business. The Scent segment is comprised of three business units: Fragrance Compounds, Fragrance Ingredients and Cosmetic Actives.
Fragrance Compounds are unique and proprietary combinations of multiple fragrance ingredients that are ultimately used by our customers in their consumer goods. Our creative and commercial teams within fragrance compounds are organized into two broad categories, fine fragrances and consumer fragrances.
Our perfumers harness creativity and leverage our innovative captive molecules, sustainable natural ingredients obtained with innovative processes, biotech ingredients, data science, and consumer insights to create unique and inspiring fragrances driving consumer preferences.
Our fine fragrances focus on perfumes and colognes, creating global and local namesake brands, from high luxury to mass market, from market leading to ultra-niche products.
Our consumer fragrances include three end-use categories of products:
•Fabric Care, including laundry detergents, fabric softeners and specialty laundry products;
•Home Care, including household cleaners, dishwashing detergents and air fresheners; and
•Body Care, including personal wash, hair care and toiletries products.

Fragrance Ingredients. Fragrance ingredients are natural and synthetic, and active and functional ingredients that are used internally and sold to third parties, including competitors, for use in the preparation of compounds. While the principal role of our fragrance ingredients facilities is to support our fragrance compounds business, we utilize excess manufacturing capacity to manufacture and sell certain fragrance ingredients to third parties, enabling us to leverage our fixed costs while maintaining the security of our supply for our perfumers and ultimately our customers. Flavor ingredients include natural flavor extracts, specialty botanical extracts, distillates, essential oils, citrus products, aroma chemicals and natural gums and resins. Such ingredients are used for food, beverage and flavors, and are often sold directly to food and beverage manufacturers who use them in producing consumer products.
Cosmetic Actives designs, develops, manufactures and markets innovative ingredients for the cosmetics and personal care industry, while offering active ingredients, functional ingredients, and delivery systems.
Pharma Solutions
Our Pharma Solutions business produces a vast portfolio including cellulosics and seaweed-based pharma excipients, used to improve the functionality and delivery of active pharmaceutical ingredients, including controlled or modified drug release formulations, and enabling the development of more effective pharmaceutical finished dosage formats. Our excipients are used in prescription and over-the-counter pharmaceuticals and dietary supplements. Our Pharma Solutions products also serve a variety of other specialty and industrial end-uses including coatings, inks, electronics, agriculture, and consumer products. Pharma Solutions is comprised of N&B’s Pharma Solutions business.
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
Consumer Insights
We believe that the first step to creating an innovative and unique product experience begins with gaining insight into the consumer and emerging industry trends. By developing a deep understanding of what consumers value and prefer through our consumer insight programs, we are better able to focus our research and development and creative efforts.
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
Research and Development
We consider our research and development infrastructure to be one of our key competencies and critical to our ability to provide differentiated products to our customers. We have strong product and application development pipelines built upon a global network that includes research and development, as well as regulatory and product stewardship capabilities.
We focus and invest substantial resources in the research and development of new and innovative molecules, compounds, formulations and technologies and the application of these to our customers’ products. Using the knowledge gained from our consumer insights programs and business unit needs, we strategically focus our resources around key research and development platforms that address or anticipate consumer needs or preferences. By aligning our capabilities and resources to these platforms, we ensure the proper support and focus for each program so that our products can be further developed and eventually accepted for commercial application.
As of December 31, 2021, we have been granted 1,346 patents in the United States, since 2000, and have 608 pending patent applications. We have developed many unique molecules and delivery systems for our customers that are used as the foundations of successful products around the world.
Our principal basic research and development activities are located in Union Beach, New Jersey; Wilmington, Delaware; Palo Alto, California; Brabrand, Denmark; and Leiden, The Netherlands. At those locations, our scientists and application engineers, while collaborating with our other research and development centers around the world, support the:
•discovery of new materials;
•development of new technologies, such as delivery systems;

•creation of new compounds; and
•enhancement of existing ingredients and compounds.
As of December 31, 2021, we employed approximately 3,400 people globally in research and development activities.
Creative Application
Through our global network of creative centers and application laboratories, we create or adapt the basic Nourish, Health & Biosciences, Scent and Pharma Solutions that we have developed in the research and development process to commercialize for use in our customers’ consumer products. Our global creative teams consist of marketing, consumer science, consumer insights and technical application experts, from a wide range of cultures and nationalities. In close partnership with our customers’ product development groups, our creative teams create the experiences that our customers are seeking in order to satisfy consumer demands in each of their respective markets.
New product development is driven by a variety of sources including requests from our customers, who are in need of specific products for use in a new or modified consumer product, or as a result of internal initiatives stemming from our consumer insights program. Our product development team works in partnership with our scientists and researchers to optimize the consumer appeal and relevance of our offerings. We use a collaborative process between our researchers, our product development team and our customers to perfect our offerings so they are ready to be included in the final consumer product.
In addition to creating new products, our researchers and product development teams advise customers on ways to improve their existing products by moderating or substituting current ingredients with more readily accessible or less expensive materials enhancing their yield. This often results in creating a better value proposition for our customers.
Most of our formulas are treated as trade secrets and remain our proprietary assets. Our business is not materially dependent upon any individual patent, trademark or license.
Supply Chain
We strive to provide our customers with consistent and quality products on a timely and cost-effective basis by managing all aspects of the supply chain, from raw material sourcing through manufacturing, quality assurance, regulatory compliance and distribution.
Procurement
In connection with the manufacture of our products, we use natural and synthetic ingredients. As of December 31, 2021, we purchased approximately 28,500 different raw materials sourced from an extensive network of domestic and international suppliers and distributors.
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
•entering into hedging for raw materials we purchase that can be hedged against liquid commodity assets;
•entering into supplier relationships to gain access to supplies we would not otherwise have;
•implementing indexed pricing;
•reducing the complexity of our formulations;
•evaluating the profitability of whether to buy or make an ingredient; and
•sourcing from local countries with our own procurement professionals.
Manufacturing and Distribution
As of December 31, 2021, we had approximately 210 manufacturing facilities, creative centers and application laboratories located in approximately 45 different countries. Our major manufacturing facilities are located in the United States, The Netherlands, Spain, Great Britain, Germany, Indonesia, Turkey, Brazil, Mexico, Slovenia, China, India, Ireland, Finland, Denmark, Belgium and Singapore.

During the last few years, we undertook an initiative to optimize our global operations footprint to efficiently and cost-effectively deliver value to our global customers. Between 2019 and 2020, the Company completed the closure of 21 sites. During 2021, the Company completed the closure of one site. By the completion of this initiative, targeted for the end of 2022, we expect to close approximately 30 manufacturing sites.
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
For more detailed information about risks related to our supply chain, please refer to Item 1A, “Risk Factors” – Supply chain disruptions, geopolitical developments or climate-change events may adversely affect our suppliers or our procurement of raw materials, and thus may impact our business and financial results.
Environmental, Social, and Governance
Since the N&B Transaction, we have been working to integrate all aspects of environmental, social and governance (ESG) topics into a combined program. As a part of our integration with N&B, we have developed an ESG roadmap, the 2030 ‘Do More Good Plan’ (“the Plan”), which aligns with IFF’s purpose of applying science and creativity for a better world. The Plan includes four key focus areas:
Environmental
Supporting environmental stewardship across our operations, including commitments to climate action, zero waste to landfill, water stewardship solutions and an acceleration of our responsible sourcing practices by promoting regenerative ecosystems and achieving zero deforestation for strategic raw material supply chains.
Social
Advancing our commitment to people and communities by strengthening diversity, equity & inclusion within our workforce, while continuously improving our safety program by striving for an injury-free workplace, and achieving world-class safety performance. Within our responsible sourcing program, the Company will continue to promote human rights and animal welfare, while supporting farmers’ livelihoods and ensuring prosperous and equitable value chains.
Governance
Continuing our commitment to good governance which starts with our Board and Executive Committee and is supported by a strong governance framework, including having a robust program to ensure compliance with our Codes of Conduct and adherence to the highest standards of ethics, integrity, honesty and respect in our dealings internally and with our business partners. To enhance accountability in line with evolving stakeholder expectations, the Company plans to launch ESG metrics tied to executive compensation, while expanding oversight for ESG at the Board of Directors level. IFF remains on track to increase our transparency in disclosures and key performance indicators.
Sustainable Solutions
Focusing on the sustainability value proposition and growth for all new innovations as we assist customers in achieving their own ESG goals by delivering an expanded suite of sustainable solutions for the market.
In 2021, our Company continued to achieve notable recognitions in these areas. We were named to the Dow Jones Sustainability Indices for the second consecutive year, a family of best-in-class benchmarks for investors who recognize that sustainable business practices are critical to generating long-term shareholder value. Once again named to both the 2021 World Index and the North America Index, this distinction validates IFF’s leadership position in sustainability performance and underscores our commitment to executing on key ESG priorities. IFF was also recognized by the Human Rights Campaign as a 2021 Best Place to Work for LBGTQ Equality and named among the 2021 Best Places to Work for Disability Inclusion by Disability:IN, for the third and second consecutive years, respectively. For the first time in 2021, we were also recognized by CDP as a triple A list company for corporate transparency and action on climate change, water stewardship and deforestation. IFF continues to be named one of Barron’s 100 Most Sustainable Companies and listed in the FTSE4Good Index series as well as in the Euronext Vigeo World 120 Index for ESG performance.
For more detailed information about our ESG programs and performance, please refer to our annual sustainability report.

Governmental Regulation
We develop, produce and market our products in a number of jurisdictions around the world and are subject to federal, regional and local legislation and regulations in various countries. Our products, which among other industries, are intended for use in food, beverage, pharmaceutical and dietary supplements, home and personal care, feed, cosmetics industries, are subject to strict quality and regulatory standards and environmental laws and regulations. We in turn are required to meet strict standards which, in recent years, have become increasingly stringent and affect both existing as well as new products. While the cost of compliance with such laws and regulations leads to higher overall capital expenditure, which can be significant in certain periods, we do not currently anticipate any material capital expenditures necessary to comply with such laws and regulations. We continue to monitor existing and pending laws and regulations and while the impact of regulatory changes cannot be predicted with certainty, compliance has not had, and is not expected to have a material adverse effect on capital expenditure, earnings or competitive position.
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
For more detailed information about risks related to governmental regulation applicable to the Company, please refer to Item 1A, “Risk Factors” – If we are unable to comply with regulatory requirements and industry standards, including those regarding product safety, quality, efficacy and environmental impact, we could incur significant costs and suffer reputational harm which could adversely affect results of operations.
Competition
The markets for our products are part of a larger market that supplies a wide variety of ingredients and compounds used in consumer products. The broader market includes functional foods and food additives, including seasonings, texturizers, spices, enzymes, certain food-related commodities, and fortified products, as well as natural ingredients, nutritional ingredients, supplements and active cosmetic ingredients. Our recent acquisitions have also expanded our reach in products within the functional food ingredient market, including ingredients focused on improving the health and wellness characteristics of a consumer good, the dietary supplement, pharmaceutical ingredient, infant nutrition markets and the cosmetic actives market.
The global market for our products has expanded, primarily as a result of an increase in demand for, and an increase in the variety of, consumer products.
The market for our products is highly competitive. Our main competitors consist of (1) other large global companies, such as Givaudan, Firmenich Symrise, Kerry, ADM, Novozymes, Chr. Hansen, (2) mid-sized companies, (3) numerous regional and local manufacturers and (4) consumer product companies who may develop their own competing products.
We believe that our ability to create products with the sustainability related attributes customers expect and compete successfully in the various sub-market is based on:
•our in-depth understanding of consumers,
•vertical integration,
•innovation and technological advances from our research and development activities and, as applicable, our scientists,
•our ability to tailor products to customers’ needs,

•our ability to manufacture products on a global scale, and
•broad-based regulatory capabilities.
In certain industries, large multi-national customers and, increasingly, mid-sized customers, may limit the number of their suppliers by placing some on “core lists,” giving them priority for development and production of their new or modified products. To compete more successfully, we must make continued investments in customer relationships and tailor our research and development efforts to anticipate customers’ needs, provide effective service and secure and maintain inclusion on these “core lists.”
Private label manufacturers, mostly medium-sized, local or small food manufacturers, constitute a growing segment in certain markets where we are active. Over the last decade, with the strengthening of supermarket chains, online platforms and growing consumer price consciousness, consumption of private label products has grown at a faster rate than the brand food industry rate. We believe that new business opportunities will continue to arise from these clients as they are increasing their demand for products that are similar to existing products in the market, distinctive premium products, as well as more innovative products.
Our People
The success of our business is built on our talented employees. At December 31, 2021, we had approximately 24,000 employees worldwide, of whom approximately 5,300 are employed in the United States.
Culture and Values
Our culture is based on our five corporate values of empowerment, expertise, innovation, integrity and responsibility, and the expression of these values can be seen and felt throughout our history. Our employees appreciate that they contribute to products that touch and enhance the lives of millions of people around the world. In 2021, we implemented an employee engagement initiative through our cultural ambassador program to build a common identity and shared purpose, drive positive organizational change, strengthen engagement and motivation. Cultural ambassadors were nominated by each site and led programs and sessions on promotion of the IFF values and recognition of individuals who exemplified such values. To date, approximately half of the IFF employees world-wide have attended such sessions.
Leadership and Development
Our leadership development efforts empower employees to become forward-looking, inspiring and capable decision-makers, agents of change and great leaders. To cultivate our employees’ talent and build sustainable long-lasting careers at IFF, we provide tools that enable our employees to envision their career journeys in the form of articulated career “ladders” and “frameworks”. We offer corresponding development opportunities to include specialized courses for employees globally by partnering with leading institutions and universities to help provide the latest training and development offerings at all levels. We also offer to our employees an extensive library of on-demand courses and materials on leadership, management and professional skills development. Those learning resources are integrated into our human capital platform, allowing managers and employees to establish digitalized learning plans that are ultimately captured as a part of their employee profile. Further, those offerings complement our talent acquisition strategy and organized and personalized feedback process, supported by industry-leading assessment tools.
Diversity, Equity, & Inclusion (DE&I)
Our DE&I vision: “Your Uniqueness Unleashes Our Potential.” sets the tone for our colleagues to be empowered to bring their whole authentic selves to work. To this end, we are dedicated to nurturing a truly inclusive and equitable culture through the three pillars of our DE&I mission:
•Our People embody the mosaic of the markets we serve and are empowered to transform the future
•Our Spirit nurtures an inclusive and fair culture where every voice is valued and heard
•Our World embraces diversity of thought and strives to do more good, creating a better future for all

In 2021, our primary focus was harmonizing the two corresponding DE&I programs from the legacy N&B and IFF organizations. We reorganized IFF’s DE&I Steering Committee to ensure there was equitable representation of our employee population, including heritage N&B colleagues. We continued our commitment of gender equality using the Economic Dividends for Gender Equity Methodological Framework. IFF was also listed as a “Best Place to Work for Disability Inclusion” for the second consecutive year with a 100% score; part of this achievement was due to the fact that we have launched a Disability Inclusion Taskforce that is auditing our policies & practices for any opportunities to be more inclusive of People with Disabilities. Moreover, IFF maintained our “Best Place to Work for LGBTIQ+ Equality” with 100% scores in Human Rights Campaign Corporate Equality Index and the HRC Equidad Mexico and also achieved a Bronze Level recognition form the India Workplace Equality Index. Throughout 2021, our employee resource groups known as “colleague communities” continued to thrive and mature. Our existing communities; Women@IFF, Prisma, Black Excellence, NextGen@IFF and SERVE (which supports veteran and first responder issues), hosted several events throughout the year and continued to expand their footprint around the globe through chapter development & new members. We were also excited to launch our newest communities, such as Asian Colleagues for Equity, Empowerment, & Excellence, IFFers UNIDOS, and AccessAbility. Lastly, we hosted our first annual Global Inclusion Week delivering over 5,000 hours of training, which further advances our journey towards full inclusion.
Occupational Health & Safety
Employee safety is one of the cornerstones of our business. Our occupational health and safety management system requires and encourages employees and supervised contractors at sites globally to uphold IFF’s protocols, report any incidents and suggest improvements that will increase the safety of work sites. Our safety management system in each country is based on local regulations. In the absence of country-specific requirements, IFF guidelines are implemented, which are based on U.S. Occupational Safety and Health Administration (“OSHA”) standards. To work toward a safer workplace, we have put in place a set of protocols and programs related to three areas of focus: (a) safety governance (setting and updating comprehensive safety policies and procedures), (b) safety training of employees on local requirements and IFF policies, and (c) safety culture characterized by awareness and communication. In response to the novel coronavirus (“COVID-19”) pandemic, we have been following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of our workforce. Moreover, we have developed return-to-workplace protocols and mandatory site guidelines to continue to protect the health and safety of employees at each location and to promote an orderly and phased return for employees who have been working from home.
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
A copy of our By-Laws, Corporate Governance Guidelines, Codes of Conduct, and the charters of the Audit Committee, Human Capital and Compensation Committee, Nominating and Governance Committee and Innovation and Sustainability Committee of the Board of Directors are posted on the “Investors” section of our website, www.iff.com.
Our principal executive offices are located at 521 West 57th Street, New York, New York 10019 and 200 Powder Mill Road, Wilmington, DE 19803.

Executive Officers of Registrant
The current executive officers of the Company, as of February 28, 2022, are listed below.

Name	Age	Position
Frank Clyburn	57	Chief Executive Officer and member of our Board of Directors
Glenn Richter	60	Executive Vice President and Chief Financial Officer
Nicolas Mirzayantz	59	President, Nourish
Simon Herriott	58	President, Health & Biosciences
Christophe de Villenlee	57	President, Scent
Angela Strzelecki	55	President, Pharma Solutions
Francisco Fortanet	53	Executive Vice President, Global Operations Officer
Jennifer Johnson	47	Executive Vice President, General Counsel
Susana Suarez-Gonzalez	52	Executive Vice President, Chief Human Resources and Diversity and Inclusion Officer
Vic Verma	53	Executive Vice President, Chief Information Officer
Gregory Yep	56	Executive Vice President, Chief Research & Development, Global Integrated Solutions & Sustainability Officer
Michael DeVeau	41	Senior Vice President, Chief Investor Relations & Communication Officer
Frank Clyburn has served as our Chief Executive Officer and a member of our Board of Directors since February 14, 2022. Mr. Clyburn joined us from Merck, where he served as Executive Vice President and President of Human Health. While at Merck since 2008, Mr. Clyburn held a number of positions, including Chief Commercial Officer, inaugural president of the company’s Global Oncology business, and President of the Primary Care and Women’s Health businesses. Before joining Merck, Mr. Clyburn was Vice President of the Oncology and Internal Medicine business units at Sanofi Aventis and held a wide range of leadership roles with that company.
Glenn Richter has served as our Executive Vice President, Chief Financial Officer since September 2021. Prior to joining IFF, Mr. Richter was Chief Financial Officer of TIAA, having worked at the company in various leadership roles from April 2015 to July 2021. Previously, Mr. Richter worked for Nuveen Investments as Chief Operating Officer and Chief Administrative Officer and before joining Nuveen Investments in 2006, he served as Executive Vice President, Chief Financial Officer for RR Donnelley & Sons, and prior to that he was Executive Vice President & CFO of Sears, Roebuck and Co. and Chairman of Sears Canada, a publicly-traded affiliate.
Nicolas Mirzayantz has served as our President, Nourish since September 2021 and, previously, as President, Scent since October 2018. Mr. Mirzayantz originally joined our Company in 1988 and was our Group President, Fragrances from January 2007 to October 2018. Mr. Mirzayantz has also served as a member of our Temporary Office of the Chief Executive Officer, our Senior Vice President, Fine Fragrance and Beauty Care and Regional Manager, North America, our Senior Vice President, Fine Fragrance and Beauty Care, and our Vice President Global Fragrance Business Development.
Simon Herriott has served as our President, Health & Biosciences since February 2021. From 2019 to February 2021, Mr. Herriott was Vice President and Global Business Director, Health & Biosciences for the N&B Business and from 2016 to 2019, he served as Global Business Director, Bioactives, Industrial Biosciences and Vice President, Danisco Inc. Mr. Herriott was employed by DuPont’s predecessor or formerly affiliated companies for 15 years and held a variety of roles, including Global Business Director, Biomaterials, Industrial Biosciences and leadership positions for various businesses that are currently part of DuPont’s Non-Core segment.
Christophe de Villeplee has served as our President, Scent since September 2021. Mr. de Villeplee previously served as President, Global Consumer Fragrances. He originally joined our Company in 1999 and has previously held positions of increasing responsibility, including sales, group country management, regional general management of fragrances, North America, and vice-president of Global Fine Fragrances and Beauty Care.
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
Gregory Yep has served as our Executive Vice President, Chief Research & Development, Global Integrated Solutions & Sustainability Officer since February 2021. From June 2016 to February 2021, he served as our Executive Vice President, Chief Research & Development and Sustainability Officer. From January 2015 to June 2016, Dr. Yep was Senior Vice President of Research, Development & Applications with The Kerry Group, a taste and nutrition company. Prior to The Kerry Group, Dr. Yep was Senior Vice President of R&D at PepsiCo, a multinational food, snack and beverage corporation, and was Global Vice President, Application Technologies at Givaudan Flavors and Fragrances, a multinational manufacturer of flavors, fragrances and active cosmetic ingredients. Earlier in his career, Dr. Yep was at McCormick & Company, a flavor, seasonings and spices company, where he held executive roles of increasing responsibility in food science.
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
Risk Factor Summary
The following summary highlights some of the principal risks that could adversely affect our business, financial condition or results of operations. This summary is not complete and the risks summarized below are not the only risks we face. These risks are discussed more fully further below in this section entitled “Risk Factors” in Item 1A. of this report. These risks include, but are not limited to, the following:
•Inflationary trends in the price of our input costs, such as raw materials, transportation and energy, could adversely affect our business and financial results.
•Supply chain disruptions, geopolitical developments or climate change events may adversely affect our suppliers or our procurement of raw materials, and thus may impact our business and financial results.
•The COVID-19 pandemic may materially and adversely impact our operations, financial condition, results of operations and cash flows.
•The integration of the N&B Business may continue to present significant challenges, and we may not fully realize anticipated synergies and other benefits of the N&B Transaction.
•We have a substantial amount of indebtedness that could materially adversely affect our financial condition.

•We may not realize all the synergies and other benefits anticipated from the Frutarom acquisition, which could adversely affect our business.
•If we are unable to successfully market to our expanded and diverse customer base, our operating results and future growth may be adversely affected.
•Failure to successfully establish and manage acquisitions, collaborations, joint ventures or partnerships, or the failure to close or delays in closing strategic transactions or divestments, could adversely affect our growth.
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
•Natural disasters, public health crises (such as the COVID-19 pandemic), international conflicts, terrorist acts, labor strikes, political crisis, accidents and other events could adversely affect our business and financial results by disrupting development, manufacturing, distribution or sale of our products.
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
•Economic uncertainty, including increased inflation, may adversely affect demand for our products which may have a negative impact on our operating results and future growth.
•If we are unable to react in a timely and cost-effective manner to changes in consumer trends, such as increasing awareness of health and wellness, our results of operations and future growth may be adversely affected.
•We are subject to increasing customer, consumer, shareholder and regulatory focus on sustainability, which may result in additional costs in order to meet new requirements or integrate the N&B Business and Frutarom with our sustainability practices.
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
•Defects, quality issues (including product recalls), inadequate disclosure or misuse with respect to the products and capabilities could adversely affect our business, reputation and results of operations.
•Our results of operations may be negatively impacted by the outcome of uncertainties related to litigation.
•Failure to comply with environmental protection laws may cause us to close, relocate or operate one or more of our plants at reduced production levels, and expose us to civil or criminal liability, which could adversely affect our operating results and future growth.
•We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act or similar U.S. or foreign anti-bribery and anti-corruption laws and regulations or applicable sanctions laws and regulations in the jurisdictions in which we operate.

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
Risks Related to Our Business and Industry
Inflationary trends in the price of our input costs, such as raw materials, transportation and energy, could adversely affect our business and financial results.
We have experienced, and may continue to experience, volatility and increases in the price of certain raw materials, transportation and energy costs as a result of global market and supply chain disruptions and the broader inflationary environment.
If we are unable to increase the prices to our customers of our products to offset inflationary cost trends, or if we are unable to achieve cost savings to offset such cost increases, we could fail to meet our cost expectations, and our profits and operating results could be adversely affected. Our ability to price our products competitively to timely reflect higher input costs is critical to maintain and grow our sales. Increases in prices of our products to customers or the impact of the broader inflationary environment on our customers and may lead to declines in demand and sales volumes. Further, we may not be able to accurately predict the volume impact of price increases, especially if our competitors are able to more successfully adjust to such input cost volatility. Increasing our prices to our customers could result in long-term sales declines or loss of market share if our customers find alternative suppliers or choose to reformulate their consumer products to rely less on our products, which could have an adverse long-term impact on our results of operations.
Supply chain disruptions, geopolitical developments or climate-change events may adversely affect our suppliers or our procurement of raw materials, and thus may impact our business and financial results.
In connection with our manufacturing of our products, we often rely on third party suppliers for raw materials. We use many different raw materials for our business, such as essential oils, extracts and concentrates derived from fruits, vegetables, flowers, woods and other botanicals, animal products, raw fruits, organic chemicals and petroleum-based chemicals, as well as, gelatin, glycols, cellulose processed grains, guar, locust bean gum, organic vegetable oils, peels, saccharides, seaweed, soybeans, and sugars and yeasts.
Supply chain disruptions, such as the ones related to the COVID-19 pandemic, may impair or delay our ability to obtain sufficient quantities of certain raw materials through our ordinary supply channels and cause us to incur higher costs by procuring raw materials from other sources in order to compensate for such delays or lack of availability.
In addition, our suppliers, similar to us, are subject to risks, inherent in agriculture, manufacturing and distribution on a global scale, including industrial accidents, environmental events, climate change, strikes and other labor disputes, disruptions in supply chain or information systems, disruption or loss of key research or manufacturing sites, product quality control, safety and environmental compliance issues, licensing requirements and other regulatory issues, as well as natural disasters, global or local health crisis, international conflicts, terrorist acts, geopolitical developments, trade wars, and other external factors over which neither they nor we have control. These suppliers also could become insolvent or experience other financial distress. For example, in 2017, a fire at the manufacturing facility of BASF Group (“BASF”), one of our suppliers, caused them to declare a force majeure event which resulted in industry disruption due to the lack of availability of certain ingredients used in many fragrance compounds.

If our suppliers are unable to supply us with sufficient quantities of ingredients and raw materials to meet our needs, we would need to seek alternative sources of such materials (which may result in higher transportation or procurement costs) or pursue our own production of such ingredients or direct acquisition of such raw materials. However, for certain of our ingredients and raw materials we rely on a limited number of suppliers where there are not readily available alternatives. If we are unable to obtain or manufacture alternative sources of such ingredients or raw materials at a similar cost, we may seek to (i) reformulate our products and/or (ii) increase pricing to reflect the higher supply cost. To mitigate our sourcing risk, we maintain strategic stock levels for critical items. However, if we do not accurately estimate the amount of raw materials that will be used for the geographic region in which we will need these materials or competitively price our products, our margins could be adversely affected.
At the same time, climate-change related disruptions, like the February 2021 winter storm in Texas, may affect the availability, quality and pricing of raw materials. There is growing evidence that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather and precipitation patterns, growing and harvesting conditions (both on land and in the sea), and the frequency and severity of extreme weather and natural disasters, such as floods, wildfires, droughts and water scarcity. To the extent such climate change effects have a negative impact on crop size and quality, supply chain, energy or transportation costs, it could impact the availability, quality and pricing of affected raw materials. Climate related policies and energy production restrictions and pricing may exacerbate such negative impacts.
More generally, as we source many of our raw materials globally to help ensure quality control or to mitigate supply chain disruptions, we are subject to additional risks related to the increases to energy or transportation costs. Energy prices are in turn subject to significant volatility caused by, among other things, market fluctuations, supply and demand, currency fluctuations, production and transportation disruptions, geopolitical developments, and other world events, as well as climate change related conditions discussed above. For instance, the Russia-Ukraine conflict could adversely impact, among other things, our raw material, energy and transportation costs, as well as certain of our suppliers and local markets, global and local macroeconomic conditions, and cause further supply chain disruptions.
If we are not able to successfully mitigate such supply chain and climate-change related risks, we could experience disruptions in production or increased costs, which may result in decrease in our gross margin or reduced sales, and have a material adverse effect on our business, results of operations and financial condition.
The COVID-19 pandemic may materially and adversely impact our operations, financial condition, results of operations and cash flows.
On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Since then, government and local authorities, including those in countries where we have manufacturing and other operations, have taken various measures to contain the spread of the pandemic, including the closure of non-essential businesses, reduced travel, the closure of retail establishments, the promotion of social distancing and remote working policies where appropriate.
While increase in vaccination rates and new treatment measures have proven effective to date, the COVID-19 pandemic remains a serious threat to the health of the world's population and certain countries and regions continue to suffer from outbreaks or have seen a resurgence of infections, especially with the emergence of new variants of the virus. The continuing uncertainty related to the COVID-19 pandemic leads to continued volatility and risk of new government restrictions or market disruptions. The scope, location and timing of such restrictions or disruptions (if any) are difficult to predict and may materially impact our operations in the future. The pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks.
The COVID-19 pandemic has subjected and may continue to subject our operations, financial condition and results of operations to a number of risks, including, but not limited to, those discussed below:
•Supply chain-related risks: As a result of disruptions or uncertainty relating to the COVID-19 pandemic, we are experiencing, and may continue to experience, increased costs, delays or limited availability related to raw materials, strain on shipping and transportation resources, and higher energy prices, which have negatively impacted, and may continue to negatively impact, our margins and operating results.
•Customer-related risks: We experienced, and may experience in the future, changes in the demand and volume for certain of our products, including due to consumption or stocking behavior changes related to the COVID-19 pandemic. For example, ingredients used in products sold mainly in retail outlets, such as fine fragrances or products used in retail food services, experienced a decrease in demand as these outlets closed due to COVID-19 related restrictions. We received requests for extensions in payment terms from some customers in select markets whose products experienced reduced demand. While conditions have since improved, any resurgence of COVID-19, new variants, or new government measures imposed, including new vaccine mandates, to manage the spread of the pandemic could further exacerbate this risk.

•Operations-related risks: Although our sites have restored operations to historical levels, there is a risk that our operations may be affected if employees are infected at high rates or if new restrictions are reintroduced. While we are following the requirements of governmental authorities and taking additional protective measures (such as mandatory site guidelines and return-to-workplace protocols) to ensure the safety of our workforce, to the extent that employees in our manufacturing or distribution centers contract COVID-19, we may need to temporarily close those facilities, which may result in reduced production hours, inability to deliver products to our customers and reduced sales. Additionally, compliance with vaccine mandates to the extent they are imposed in the jurisdictions in which we operate may lead to employee absences, resignations, or labor shortages. Any such mandates may also affect our suppliers, which could disrupt our access to raw materials and exacerbate supply-chain related risks.
Although we do not currently anticipate any impairment charges related to COVID-19, the continuing effects of a prolonged pandemic could result in increased risk to us of asset write-downs and impairments, including, but not limited to, property, plant and equipment, goodwill and other intangibles, and equity investments. Any of these events could potentially result in a material adverse impact on our business and results of operations.
The integration of the N&B Business may continue to present significant challenges, and we may not realize anticipated synergies and other benefits of the N&B Transaction.
The combination of large, diverse and independent businesses is complex, costly and time-consuming. The combination with the N&B Business may also result in material unanticipated problems, expenses, liabilities, competitive responses, employee turnover and loss of customer and other business relationships. In addition, even if the operations of the N&B Business are integrated successfully, the full benefits of the transaction may not be realized, including, among others, the synergies, cost savings or revenue growth that are expected. These benefits may not be achieved within the anticipated time frame or at all.
The difficulties of integration or realizing the full benefits of the N&B Transaction include, among others:
•the diversion of management’s attention to integration matters;
•integrating operations and systems, including communications systems, administrative and information technology infrastructure and financial reporting and internal control systems, some of which may prove to be incompatible;
•conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the businesses;
•integrating employees and attracting and retaining key personnel, including talent;
•retaining relationships with existing or new customers and suppliers;
•integrating and managing the expanded operations of a significantly larger and more complex company;
•liabilities that are larger than expected or potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the transaction;
•restrictions until February 2023 that may limit our ability to pursue certain strategic transactions, including issuing IFF common stock for acquisitions and equity capital market transactions, or disposing of certain businesses that would otherwise increase the value of our business, if such transaction(s) could cause certain aspects of the N&B Transaction and certain DuPont historic transactions to fail to qualify as tax-free transactions;
•successfully exiting transitional services agreement entered into with DuPont in connection with the N&B Transaction without impacting the continuity or quality of such services or incurring materially increased costs; and
•our ability to negotiate terms that are as favorable as those DuPont had received, as we replace or renew contracts following the N&B Transaction and the loss of the DuPont brand recognition for the N&B Business.
The failure to meet the challenges involved in integrating the businesses and to realize the anticipated benefits of the transaction could result in a material adverse impact on our business and results of operations.
We have a substantial amount of indebtedness that could materially adversely affect our financial condition.
As of December 31, 2021, our total debt was $11.400 billion. Despite our level of indebtedness, we expect to continue to have the ability to borrow additional debt. There may be circumstances in which required payments of principal and/or interest on our debt could adversely affect our cash flows, our operating results or our ability to return capital to our shareholders. Furthermore, our degree of leverage could adversely affect our future credit ratings. If we are unable to maintain or improve our current investment grade rating, it could adversely affect our future cost of funding, liquidity and access to capital markets. In addition, our current level of leverage could increase our vulnerability to sustained, adverse macroeconomic weakness, limit our ability to obtain further financing, and our ability to pursue certain operational and strategic opportunities, including large acquisitions. Our level of indebtedness as well as our failure to comply with covenants under our debt instruments, could adversely affect our business, results of operation and financial condition or our ability to return capital to our shareholders and the additional debt instruments may subject us to additional covenants.

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
As a result of our acquisition of Frutarom and the N&B Transaction, the number of our customers significantly increased and became more diverse. Our historical customer base was primarily comprised of large and medium-sized food, beverage and consumer products companies. With the completion of the N&B Transaction, our customer base has further increased significantly and, based on 2021 sales, we had approximately 42,000 customers, approximately 59% of which are small and mid-sized companies. This substantial increase in and diversity of our customer base has required us and may continue to require us to adjust, among other things, our product development, manufacturing, distribution, marketing, customer relationship and sales strategy as well as adapt corporate, information technology, finance and administrative infrastructures to support different go-to-market models. We may experience difficulty managing the growth of a portfolio of customers that is more diverse in terms of its geographical presence as well as with respect to the types of services they require and the infrastructure required to deliver our products. If we are unable to successfully gain market share or maintain our relationships with these customers, our future growth could be adversely affected.
Failure to successfully establish and manage acquisitions, collaborations, joint ventures or partnerships, or the failure to close strategic transactions or divestments, could adversely affect our growth.
From time to time, we evaluate acquisition candidates that may strategically fit our business and/or growth objectives. If we are unable to successfully integrate and develop acquired businesses, we could fail to achieve anticipated synergies and cost savings, including any expected increase in revenues and operating results, which could have a material adverse effect on our financial results. Furthermore, even if successfully integrated, the acquisition target may fail to further the Company’s business strategy as anticipated, expose the Company to increased competition or other challenges with respect to the Company’s products or geographic markets, and expose the Company to additional liabilities associated with the acquired business, technology or other asset or arrangement. We may also incur asset impairment charges related to acquisitions if we fail to maintain and integrate the acquired businesses and such impairments charges would reduce our earnings.
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
In addition, from time to time we may enter into other strategic transactions or we may sell or divest certain non-core assets as part of our portfolio optimization strategy, such as the sale of the Microbial Control business which we expect will close in the second quarter of 2022, subject to customary closing conditions. The failure to complete or potential delays in closing any such transaction could adversely affect the development of our portfolio optimization strategy and our future growth.

Our business is highly competitive, and if we are unable to compete effectively our sales and results of operations will suffer.
The markets in which we compete are highly competitive. We face vigorous competition from companies throughout the world, including multi-national and specialized companies active in flavors, fragrances, enzymes, pharmaceutical excipients, nutrition and specialty ingredients, as well as consumer product companies which may develop their own competing products. For instance, in the flavors industry, we face increasing competition from ingredient suppliers that have expanded their portfolios to include flavor offerings. Some of our competitors specialize in one or more of our product sub-segments, while others participate in many of our product sub-segments. In addition, some of our global competitors may have more resources than we do or may have proprietary products that could permit them to respond to changing business and economic conditions more effectively than we can. Consolidation of or partnerships among our competitors may exacerbate these risks.
As we continue to enter into adjacent markets, such as cosmetic ingredients, functional foods, specialty fine ingredients and nutrition products, we may face greater competition-related risks in these markets than with our other businesses. For example, the specialty fine ingredients market is more price sensitive than the flavors market and is characterized by relatively lower profit margins. Some fine ingredients products are less unique and more replaceable than competitors’ products. There is no assurance that operating margins will remain at current levels, which could substantially impact our business, operating results and financial condition.
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
Attracting, developing, and retaining talented employees is essential to the successful delivery of our products and has become more difficult and costly in the current labor market with historically high employee resignations. Furthermore, as we continue to focus on innovation, our need for scientists and other professionals will increase and may result in increased labor costs. The ability to attract and retain talented employees is critical in the development of new products and technologies which is an integral component of our growth strategy.
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
During 2021, our 25 largest customers, a majority of which were multi-national consumer products companies, collectively accounted for 29% of our sales in the aggregate. Large multi-national customers’ market share, especially in the consumer product industry, continues to be pressured by new smaller companies and specialty players that cater to or are more adept at adjusting to the latest consumer trends, including towards natural products and clean labels, changes in the retail landscape (including e-commerce and consolidation), and increased competition from private labels, which have resulted and may continue to result in decreased demand for our products by such multi-national customers and volume erosion, especially in our Nourish business. Furthermore, consolidations amongst our customers have resulted in larger and more sophisticated customers with greater buying power and additional negotiating strength. If such trends continue, our sales could be adversely impacted if we are not able to replace these sales.

In addition, large multi-national customers and, increasingly middle market customers, continue to utilize “core lists” of suppliers to improve margins and profitability in the flavors and fragrance segments. Typically, these “core list" suppliers are then given priority for new or modified products. Recently, these customers are making inclusion on their “core lists” contingent upon a supplier providing more favorable terms, including rebates, which could adversely affect our margins. We must either offer competitive cost-in-use solutions to secure and maintain inclusion on these “core lists” or seek to manage the relationship without being on the “core-list.” If we choose not to pursue “core-list” status due to profitability concerns or if we are unable to obtain “core-list” status, our ability to maintain our share of these customers’ future purchases could be adversely affected and therefore our future results of operations.
We may not successfully develop and introduce new products that meet our customers’ needs, which may adversely affect our results of operations.
Our ability to differentiate ourselves and deliver growth largely depends on our ability to successfully develop and introduce new products and product improvements that meet our customers’ needs, and ultimately appeal to consumers. Innovation is a key element of our ability to develop and introduce new products. We cannot be certain that we will be successful in achieving our innovation goals, such as the development of new molecules, new and expanded delivery systems and other technologies. We currently spend approximately 5% of our sales on research and development; however, this investment level may vary in the future if available resources to invest in research and development are limited due to our ongoing integration and restructuring efforts. Our research and development investments may only generate future revenues to the extent that we are able to develop products that meet our customers’ specifications, are at an acceptable cost and achieve acceptance by the targeted consumer market. Furthermore, there may be significant lag times from the time we incur research and development costs to the time that these research and development costs may result in increased revenue.
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
Natural disasters, public health crises (such as the COVID-19 pandemic), international conflicts, geopolitical events, terrorist acts, labor strikes, political crisis, accidents and other events could adversely affect our business and financial results by disrupting development, manufacturing, distribution or sale of our products.
As a company engaged in the global development, manufacture and distribution of products, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, product quality control issues, safety, licensing requirements and other regulatory issues, as well as natural disasters, public health crises, such as pandemics or epidemics, international conflicts, geopolitical events, terrorist acts and other external factors over which we have no control. For instance, the Russia-Ukraine conflict could adversely impact, among other things, certain of our local markets and suppliers, global and local macroeconomic conditions, foreign exchange rates and financial markets, raw material, energy and transportation costs, and cause further supply chain disruptions.
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
We rely on information technology systems, including some managed by third-party providers, to conduct business and support our business processes, including those relating to product formulas, product development, manufacturing, sales, order and invoice processing, production, distribution, internal communications and communications with third parties throughout the world, processing transactions, summarizing and reporting results of operations, complying with regulatory, tax or legal requirements, and collecting and storing customer, supplier, employee and other stakeholder information. Cybersecurity incidents, data breaches and operational disruptions are constantly evolving, becoming more sophisticated and are conducted by groups and individuals with a wide range of expertise and motives, including foreign governments, cyber terrorists, cyber criminals and malicious employees and other insiders and outsiders. We and our third-party providers are subject to risks posed by such incidents, which can take many forms, including code anomalies, “Acts of God,” data leakage, hardware or software failures, human error, cyber extortion, password theft or introduction of viruses, malware, and ransomware, including through phishing emails.

A disruption to our information technology systems could result in the loss of confidential business, customer, supplier or employee information, litigation or fines and may require substantial investigations, repairs or replacements, or impact our ability to summarize and report financial results in a timely manner, resulting in significant financial, legal, and relational costs and potentially harming our reputation and adversely impacting our operations, customer service and results of operations. As we work on integrating N&B’s and Frutarom’s systems with IFF’s systems, these risks may be exacerbated. Additionally, a security or data breach could require us to devote significant management and financial resources to address the problems created, and, as a result of the private rights of action provided for under the EU’s General Data Protection Regulation (the “GDPR”), the California Consumer Privacy Act (the “CCPA”) and other laws relating to data protection and privacy in other jurisdictions, in the event of such breaches, additional private litigation against us may result. These types of adverse impacts could also occur in the event the confidentiality, integrity or availability of company, customer, supplier or employee information are compromised due to a data loss by us or a trusted third party. We or the third parties with which we share information may not discover any such incidents and loss of information for a significant period of time after the incident occurs. In addition, our remote work arrangements, as a result of COVID-19, may pose challenges for our employees and our IT systems and extended periods of remote work arrangements could introduce operational risk, including cybersecurity and IT systems management risks.
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
As part of our growth strategy, we have increased our presence in emerging markets by expanding our manufacturing presence, sales organization and product offerings in these markets, and we expect to continue to expand our business in these markets. With our acquisition of Frutarom in 2018 and the N&B Transaction, each of which also had a significant presence in emerging markets, our business in these markets has meaningfully grown. In addition to the currency and international risks described below, our operations in these markets may be subject to a variety of other risks. Emerging markets typically have a consumer base with limited or fluctuating disposable income and customer demand in these markets may fluctuate accordingly. As a result, decrease in customer demand in emerging markets may have an adverse effect on our ability to execute our growth strategy.
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
We have significant operations outside the U.S., the results of which are reported in the local currency and then translated into U.S. dollars at applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between these currencies and the U.S. dollar have fluctuated and will continue to do so in the future, with the fluctuations being particularly pronounced in certain emerging markets. Changes in exchange rates between these local currencies and the U.S. dollar will affect the recorded levels of sales, profitability, assets and/or liabilities. Additionally, volatility in currency exchange rates may adversely impact our financial condition, cash flows or liquidity. Although we employ a variety of techniques to mitigate the impact of exchange rate fluctuations, including sourcing strategies and a limited number of foreign currency hedging activities, we cannot guarantee that such hedging and risk management strategies will be effective, and our results of operations could be adversely affected.

International economic, political, legal, compliance and business factors could negatively affect our financial statements, operations and growth.
We operate on a global basis, with manufacturing and sales facilities in or supply arrangements with companies based in the U.S., Europe, Africa, the Middle East, Latin America, and Greater Asia. During 2021, approximately 72% of our combined net sales were to customers outside the U.S. and we intend to continue expansion of our international operations. As a result, our business is increasingly exposed to risks inherent in international operations. These risks, which can vary substantially by location, include the following:
•governmental laws, regulations and policies adopted to manage national economic and macroeconomic conditions, such as increases in taxes, austerity measures that may impact consumer spending, monetary policies that may impact inflation rates, employment regulations, currency fluctuations or controls and sustainability of resources;
•changes in environmental, health and safety permits or regulations, such as regulations related to biodiversity or the continued implementation and evolution of the European Union’s REACH regulations and similar regulations that are being evaluated and adopted in other markets, or the ban on microplastics proposed by European Commission and the burdens and costs of our compliance with such regulations which may differ significantly across jurisdictions;
•increased product labeling and ingredient prohibitions in specific markets that may impact consumer preferences, products costs and/or customer acceptance;
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
Economic uncertainty, including increased inflation, may adversely affect demand for our products which may have a negative impact on our operating results and future growth.
Many of our products are ingredients in a wide assortment of global consumer products throughout the world. Historically, demand for consumer products using our products, was stimulated and broadened by changing social habits and consumer needs, population growth, an expanding global middle-class and general economic growth, especially in emerging markets.
Changes in the global, regional or local economic conditions have, and may in the near future, adversely impact demand for consumer products at a regional or global level. Such parameters include, but are not limited to, increased inflation, unemployment and underemployment, salaries and wage rates stagnation, and low growth rates. Reduced consumer spending may cause changes in our customer orders including reduced demand for our products, or order cancellations. The timing of placing of orders and the amounts of these orders are generally at our customers’ discretion. Customers may cancel, reduce or postpone orders with us on relatively short notice. Significant cancellations, reductions or delays in orders by customers could affect our quarterly results.
Recently, impacts of the ongoing COVID-19 pandemic have resulted in increased volatility and economic uncertainty, and may lead to significant negative impacts on consumer spending, demand for our products, the ability for our customers to pay or our suppliers to supply, our financial condition and the financial condition of our suppliers or customers. Even prior to COVID-19, the global economy had experienced significant recessionary pressures and declines in consumer confidence and economic growth, and if those conditions emerge again or the impact of the COVID-19 pandemic continues, our operating results and future growth may be adversely affected.

If we are unable to react in a timely and cost-effective manner to changes in consumer trends, such as increasing awareness of health and wellness our results of operations and future growth may be adversely affected.
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
Federal, state, local and foreign governments, our customers, consumers and shareholders are becoming increasingly sensitive to environmental and other sustainability issues. In response, we have committed to a sustainability strategy through which we continue to assess our combined environmental footprint following the N&B Transaction and the Frutarom acquisition, with the intent of identifying synergies, gaps and opportunities in our sustainability efforts.
As part of our assessment so far, we have been upgrading Frutarom’s sustainability practices to better align them to our legacy IFF practices and we are also integrating the N&B Business’ practices, both of which may require significant costs and time to implement. Our assessment may reveal additional gaps between the N&B Business or Frutarom operations on the one hand and our sustainability practices and goals on the other hand, which may require significant costs to remedy.
Despite our efforts, the increased focus on sustainability may result in new regulations and customer requirements that could affect us. These could cause us to incur additional direct costs or to make changes to our operations in order to comply with any new regulations and customer requirements. We could also lose revenue if our customers divert business from us because we have not complied with their sustainability requirements or if we are not successful in integrating N&B Business’ and Frutarom’s sustainability metrics. Increased shareholder activism with respect to sustainability or other governance issues or management concerns could also lead to increased costs. These potential costs, changes and loss of revenue could have a material adverse effect on our business, results of operations and financial condition.
Our performance may be adversely impacted if we are not successful in managing our inventory and/or working capital balances.
We evaluate our inventory balances of materials based on shelf life, expected sourcing levels, known uses and anticipated demand based on forecasted customer order activity and changes in our product/sales mix. Efficient inventory management is a key component of our business success, financial returns and profitability. To be successful, we must maintain sufficient inventory levels and an appropriate product/sales mix to meet our customers’ demands, without allowing those levels to increase to such an extent that the costs associated with storing and holding other inventory adversely impact our financial results. If our buying decisions do not accurately predict sourcing levels, customer trends or our expectations about customer needs are inaccurate, we may have to take unanticipated markdowns or impairment charges to dispose of the excess or obsolete inventory, which can adversely impact our financial results. Current supply-chain related issues could also lead to raw material shortages and inventory depletion, which may adversely affect our operations. See “—Supply chain disruptions or climate-change events may adversely affect our suppliers or our procurement of raw materials, and thus may impact our business and financial results.” Additionally, we believe excess inventory levels of raw materials with a short shelf life in our manufacturing facilities subjects us to the risk of increased inventory shrinkage. If we are not successful in managing our inventory balances and shrinkage, our results of and cash flows from operations may be negatively affected.
We sell certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements, some of which are sponsored by certain customers. The cost of participating in these programs was immaterial to our results in all periods. Should we choose not to participate, or if these programs were no longer available, it could reduce our cash flows from operations in the period in which the arrangement ends.
Any impairment of our tangible or intangible long-lived assets, including goodwill, may adversely impact our profitability.
A significant portion of our assets consists of long-lived assets, including tangible assets such as our manufacturing facilities, and intangible assets, including goodwill and customer relationships.

As a result of our recent acquisitions, including the acquisition of Frutarom and the N&B Transaction, as of December 31, 2021, we had recorded approximately $26.920 billion of intangible assets and goodwill, including $4.289 billion of goodwill associated with the acquisition of Frutarom and $11.817 billion of goodwill associated with the Merger with the N&B Business. Our results of operations and financial position in future periods could be negatively impacted should future impairments of our long-lived assets, including intangible assets or goodwill occur.
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
In 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It was unclear at that time whether or not LIBOR would cease to exist, if new methods of calculating LIBOR would be established such that it continues to exist after 2021 or if replacement conventions would be developed. In March 2021, the FCA confirmed that publication of all of the LIBOR settings for Euro, Sterling and Swiss Franc and some of the LIBOR settings for Japanese Yen and US dollars ceased in December 2021 and the remainder of the LIBOR settings for US dollars will cease in June 2023. To identify a successor rate for LIBOR, financial regulators in various countries, including the United States, the United Kingdom, the European Union and Switzerland, have formed working groups with the aim of recommending alternatives to LIBOR denominated in their local currencies. Some of the financial regulators have identified the Secured Overnight Financing Rate (“SOFR”) as their preferred alternative rate for LIBOR.

SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. Although certain financial regulators have indicated their preference for SOFR as the preferred replacement rate for LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted. As such, the future of LIBOR is uncertain.
Even if the financial instruments transition to using alternative benchmarks like SOFR successfully, the new benchmarks are likely to differ from LIBOR, as the alternative benchmark rate may be calculated differently. Borrowings under our revolving credit and term loan facilities are at variable interest rates based on LIBOR. Although our revolving credit and term loan facilities include mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate in place of LIBOR, no assurance can be made that such alternative rate will perform in a manner similar to LIBOR and may result in interest rates that are higher or lower than those that would have resulted had LIBOR remained in effect. Further, transitioning to an alternative benchmark rate, such as SOFR, may result in us incurring expense and legal risks, as renegotiation and changes to documentation may be required in effecting the transition. Any of these occurrences could materially and adversely affect our borrowing costs, financial condition, and results of operations.
Our business may be negatively impacted as a result of the United Kingdom’s departure from the European Union.
We currently manufacture goods in the United Kingdom for distribution in the European Union and vice-versa and therefore may be adversely affected as a result of the United Kingdom’s departure from the European Union (“Brexit”) in 2020. The impact of the withdrawal has and may continue to, among other outcomes, exacerbate the disruption of the free movement of goods, services and people between the United Kingdom and the European Union, undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the United Kingdom and the European Union or other nations as the United Kingdom pursues independent trade relations. In addition, Brexit has and continues to cause legal uncertainty, which could last indefinitely, and may potentially create divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Given the lack of comparable precedent, it is unclear what the financial, trade and legal implications of the withdrawal of the United Kingdom from the European Union will be and how the withdrawal will continue to affect us. Adverse consequences concerning Brexit or the European Union could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates, or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.
Risks Related to Legal and Regulatory Considerations
If we are unable to comply with regulatory requirements and industry standards, including those regarding product safety, quality, efficacy and environmental impact, we could incur significant costs and suffer reputational harm which could adversely affect results of operations.
The development, manufacture and sale of our products are subject to various regulatory requirements in each of the countries in which our products are developed, manufactured and sold. In addition, we are subject to product safety and compliance requirements established by governments, non-governmental organizations, including industry or similar oversight bodies, or contractually by our customers, including requirements concerning product safety, quality and efficacy, environmental impacts (including packaging, energy and water use and waste management) and other sustainability or similar issues. Changes to regulations or the implementation of additional regulations, especially in certain highly regulated markets we are active in, such as regulatory modernization of food safety laws and evolving standards and regulations affecting pharmaceutical excipients, microbials, or in reaction to new or next-generation technologies, including advances in protein engineering, gene editing and gene mapping, or novel uses of existing technologies has required and may in the future require us to reduce or remove certain ingredients, substances or processing aids from the product portfolio and may result in significant costs or capital expenditures or require changes in business practice that could result in reduced margins or profitability.
We use a variety of strategies, methodologies and tools to minimize the likelihood of product or process non-compliance with these regulations and standards by (i) monitoring regulatory developments and current product standards, (ii) assessing relative risks in our supply chain, (iii) monitoring internal and external performance and (iv) testing raw materials and finished goods. As concerns regarding safety, quality and environmental impact become more pressing, we may see new, more restrictive regulations adopted that impact our products. For example, the European Chemicals Agency has proposed that the European Commission adopt a ban on microplastics, including those found in personal care items, detergents and cosmetics, to reduce plastics pollution. If this ban is adopted, we will be required to modify our products and/or innovate new solutions to replace microplastics in our products. If we are unable to adapt to these new regulations or standards in a cost effective and timely manner, we may lose business to competitors who are able to provide compliant products, expose ourselves to customer claims, regulatory fines, litigation or reputational damage.

Gaps in our operational processes or those of our suppliers or distributors can result in products that do not meet our quality control or industry standards or fail to comply with the relevant regulatory requirements, which in turn can result in finished consumer goods that do not comply with applicable standards and requirements. Products that are mislabeled, contaminated or damaged could result in a regulatory non-compliance event or even a product recall by the FDA or a similar foreign agency. For instance, the Company determined that certain grades of microcrystalline cellulose (Avicel® PH 101, 102, and 200 NF and Avicel® RC-591 NF) were found to be out-of-specification (collectively, “OOS Avicel® NF”). Although the Company does not expect this issue to affect the functionality of Avicel® NF grades or to pose a human health hazard, corrective actions have been implemented to improve operational and laboratory conditions.
We may also be exposed to serious adverse health claims related to undetected poor quality of raw materials, internal system failures to adequately reduce or eliminate certain hazards (such as pathogens, allergens, contaminants, pesticides, physical hazards, etc.) or products that are not in line with required or agreed specifications. Supply chain complexities, aging equipment and infrastructure, human errors, or other failures may exacerbate such risks.
Our contracts often require us to indemnify our customers for the costs associated with a product non-compliance event, including penalties, costs and settlements arising from litigation, remediation costs or loss of sales. As our offerings are used in many products intended for human use or consumption, these consequences would be exacerbated if we or our customer did not identify the defect before the product reaches the consumer and there was a resulting impact at the consumer level. Such a result could lead to potentially large-scale adverse publicity, negative effects on consumer’s health, recalls and potential litigation, fines, penalties, sanctions or other regulatory actions. In addition, if we do not have adequate insurance or contractual indemnification from suppliers or other third parties, or if insurance or indemnification is not available, the liability relating to product or possible third-party claims arising from mislabeled, contaminated or damaged products could adversely affect our business, financial condition or results of operations. Furthermore, adverse publicity about our products, or our customers’ products that contain our ingredients, including concerns about product safety or similar issues, whether real or perceived, could harm our reputation and result in an immediate adverse effect on our sales and customer relationships, as well as require us to utilize significant resources to rebuild our reputation.
Defects, quality issues (including product recalls), inadequate disclosure or misuse with respect to the products and capabilities could adversely affect our business, reputation and results of operations.
Defects in, misuse of, quality issues with respect to (including products recalls) or inadequate disclosure of risks relating to our products, could lead to lost profits and other economic damage, property damage, personal injury or other liability resulting in third-party claims, criminal liability, significant costs, damage to our reputation and loss of business. Any of these factors could adversely affect our business, financial condition and our results of operations.
Our results of operations may be negatively impacted by the outcome of uncertainties related to litigation.
From time to time we are involved in a number of legal claims, regulatory investigations and litigation, including claims related to intellectual property, product liability, environmental matters and indirect taxes. For instance, product liability claims may arise due to the fact that we supply products to the food and beverage, functional food, pharma/nutraceutical and personal care industries. Our manufacturing and other facilities may expose us to environmental claims and regulatory investigations and potential fines.
In addition, in light of our product offerings into functional food, nutraceuticals, and natural antioxidants, we may also be subject to claims of false or deceptive advertising claims relating to the efficacy, health benefits or other performance attributes of such offerings in the U.S., Europe and other foreign jurisdictions in which we offer these types of products. These claims can arise as a result of function claims, health claims, nutrient content claims and other claims that impermissibly suggest such benefits or attributes for certain foods or food components. The cost of defending these claims or our obligations for direct damages and indemnification if we were found liable could adversely affect our results of operations.
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
Failure to comply with these laws and regulations or any future changes to them may result in significant consequences to us, including the need to close or relocate one or more of our production facilities, administrative, civil and criminal penalties, fines, sanctions, litigation, costly remediation measures, liability for damages and negative publicity. If we are unable to meet production requirements, we can lose customer orders, which can adversely affect our future growth or we may be required to make incremental capital investments to ensure supply. For example, we have completed negotiations with the Chinese government concerning the relocation of a second fragrance facility in China. Idling of facilities or production modifications has caused or may cause customers to seek alternate suppliers due to concerns regarding supply interruptions and these customers may not return or may order at reduced levels even once issues are remediated. If these non-compliance issues reoccur in China or occur or in any other jurisdiction, we may lose business and may be required to incur capital spending above previous expectations, close a plant, or operate a plant at significantly reduced production levels on a permanent basis, and our operating results and cash flows from operations may be adversely affected.
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act or similar U.S. or foreign anti-bribery and anti-corruption laws and regulations or applicable sanctions laws and regulations in the jurisdictions in which we operate.
The global nature of our business, our increased size and employee count, the significance of our international revenue, our focus on emerging markets and presence in regulated industries create various domestic and local regulatory challenges and subject us to risks associated with our international operations. The U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery and anti-corruption laws and regulations in other countries generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business or for other commercial advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. Under the FCPA, U.S. companies may be held liable for the corrupt actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. As such, if we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the U.S. and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, operating results and financial condition.
We operate or may pursue opportunities in some jurisdictions, such as China, India, Brazil, Russia and Africa, that pose potentially elevated risks of fraud or corruption or increased risk of internal control issues. In certain jurisdictions, compliance with anti-bribery laws may conflict with local customs and practices. From time to time, we have conducted and will conduct internal investigations of the relevant facts and circumstances, control testing and compliance reviews, and take remedial actions, when appropriate, to help ensure that we are in compliance with applicable corruption and similar laws and regulations. For example, in August 2019, during the integration of Frutarom, we were made aware of allegations that two Frutarom businesses operating principally in Russia and Ukraine made certain improper payments, including to representatives of a number of customers. Our investigation substantiated the allegations that improper payments to representatives of customers were made and that key members of Frutarom’s senior management at the time were aware of such payments. We did not uncover any evidence suggesting that such payments had any connection to the U.S. In addition, Frutarom grew through rapid acquisition and, as part of our integration efforts, we have implemented our anti-corruption and similar policies throughout a number of those acquired companies, many of which were not previously subject to these U.S. laws.

Given the international scope of our business, we also sell certain of our products to countries that are subject to U.S. and other sanctions under general authorizations regarding such products. Compliance with sanctions laws is highly technical and requires careful oversight, and it is possible that actions taken by us, our subsidiaries or our suppliers may cause us to be in breach with these laws, which could have a material adverse effect to our business. Detecting, investigating and resolving actual or alleged violations of the FCPA or other anti-bribery and anti-corruption laws and regulations is expensive, could consume significant time and attention of our senior management and could subject us to investigations and inquiries by governmental and other regulatory bodies. Any allegations of non-compliance with such laws and regulations could have a disruptive effect on our operations in such jurisdiction, including interruptions of business or loss of third-party relationships, which may negatively impact our results of operations or financial condition. Any determination that our operations or activities are not in compliance with such laws and regulations could expose us to severe criminal or civil penalties or other sanctions, significant fines, termination of necessary licenses and permits, and penalties or other sanctions that may harm our business and reputation.
Our ability to compete effectively depends on our ability to protect our intellectual property rights.
We rely on patents, trademarks, copyrights and trade secrets to protect our intellectual property rights. We often rely on trade secrets to protect our products, manufacturing processes, extract methodologies, and other processes, as this does not require us to publicly file information regarding our intellectual property. From time to time, a third party may claim that we have infringed upon or misappropriated their intellectual property rights, or a third party may infringe upon or misappropriate our intellectual property rights. We could incur significant costs in connection with legal actions to assert our intellectual property rights against third parties or to defend ourselves from third-party assertions of invalidity, infringement, misappropriation or other claims. Any settlement or adverse judgment resulting from such litigation could require us to obtain a license to continue to use the intellectual property rights that are the subject of the claim, or otherwise restrict or prohibit our use of such intellectual property rights. Any required licensing fees may not be available to us on acceptable terms, if at all. For those intellectual property rights that are protected as trade secrets, this litigation could result in even higher costs, and potentially the loss of certain rights, since we would not have a perfected intellectual property right that precludes others from making, using or selling our products or processes. The ongoing trend among our customers towards more transparent labeling could further diminish our ability to effectively protect our products.
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
For intellectual property rights that we seek to protect through patents, we cannot be certain that these rights, if obtained, will not later be opposed, invalidated, or circumvented. In addition, even if such rights are obtained in the U.S., the laws of some of the other countries in which our products are or may be sold do not protect intellectual property rights to the same extent as the laws of the U.S. If other parties were to infringe on our intellectual property rights, or if our intellectual property rights were the subject of unauthorized access leading to competitive pressure or if a third party successfully asserted that we had infringed on their intellectual property rights, it could materially and adversely affect our future results of operations by, among other things, (i) being required to cease production and marketing or reducing the price that we could obtain in the marketplace for products which are based on such rights, (ii) increasing the royalty or other fees that we may be required to pay in connection with such rights, (iii) limiting the volume, if any, of such products that we can sell or (iv) resulting in significant litigation costs and potential liability.
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
In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revised the U.S. tax code effective January 1, 2018 by, among other things, lowering the corporate income tax rate from a top marginal rate of 35% to a flat 21%, limiting deductibility of interest expense and performance based incentive compensation, transitioning to a territorial system and creating new taxes associated with global operations. The Tax Act impacted our consolidated results of operations during 2021 and is expected to continue to impact our consolidated results of operations in future periods. In future periods, we expect that our effective tax rate will be impacted by the lower U.S. corporate tax rate that will initially be offset by the elimination of the deductibility of performance-based incentive compensation, and other provisions of the Tax Act that may impact us prospectively. However, the ultimate impact of the Tax Act will depend on additional regulatory or accounting guidance that may be issued with respect to the Tax Act and any operating and structural changes that we may undertake to permit us to benefit from the new, lower U.S. tax rate prospectively. This could adversely affect our results of operations.
The N&B Transaction could result in significant tax liability, and we may be obligated to indemnify DuPont for any such tax liability imposed on DuPont.
The completion of the N&B Transaction was conditioned upon the receipt by DuPont of an opinion that the transaction generally will qualify as a tax-free reorganization. The tax opinion was based upon various factual representations and assumptions, as well as certain undertakings made by DuPont, IFF and N&B. If any of those factual representations or assumptions were untrue or incomplete in any material respect, any undertaking was or is not complied with, or the facts upon which the opinion was based are materially different from the facts at the closing of the N&B Transaction, the transaction may not qualify (in whole or part) for tax-free treatment.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
Our principal owned and leased properties as of December 31, 2021, are as follows:

	Europe, Africa & the Middle East		North America		Greater Asia		Latin America
	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
Plant	50	13	22	14	26	11	17	5
Office	2	70	2	13	2	34	—	9
Laboratory	7	16	—	11	—	13	2	2
Warehouse	—	12	—	10	3	3	3	9
Other	1	—	—	—	3	—	—	4
	60	111	24	48	34	61	22	29
Our principal executive offices are located at 521 West 57th Street, New York, New York and 200 Powder Mill Road, Wilmington, Delaware. Our principal sites include facilities which, in the opinion of its management, are suitable and adequate for their use and have sufficient capacity for its current business needs and expected near-term growth.

ITEM 3.	LEGAL PROCEEDINGS.
We are subject to various claims and legal actions in the ordinary course of our business. The Company’s material legal proceedings are described in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 19, “Commitments and Contingencies” under the heading “Litigation.”

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information.
Our common stock is principally traded on the New York Stock Exchange under the ticker symbol "IFF".

Approximate Number of Equity Security Holders.

Title of Class	Number of shareholders of record as of February 21, 2022
Common stock, par value 12 1/2¢ per share	3,527
Issuer Purchases of Equity Securities.
None.
Performance Graph.
The following graph compares a shareholder’s cumulative total return for the last five fiscal years as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500 Index; and (iii) a customized Peer Group. The graph is based on historical stock prices and measures total shareholder return, which takes into account both changes in stock price and dividends. The total return assumes that dividends were reinvested daily and is based on a $100 investment on December 31, 2016.

$250
$200
$150
$100
$50
Total Shareholder Return
233.41
195.21
181.35
164.65
153.17
150.18
131.97
143.07
118.64
116.63
121.83
116.49
100.00
116.15
116.13
101.08
100.00
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
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

Peer Group Companies
Campbell Soup Company	The Estée Lauder Companies Inc.	McCormick & Company, Incorporated
Church & Dwight Co., Inc.	General Mills, Inc.	Nestle SA
The Clorox Company	Givaudan SA	PepsiCo, Inc.
The Coca-Cola Company	The Hershey Company	The Procter & Gamble Company
Colgate-Palmolive Company	Hormel Foods Corporation	Symrise AG
Conagra Brands, Inc.	Kellogg Company	Unilever N.V.
Danone SA	L'Oreal SA

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(UNLESS INDICATED OTHERWISE, DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Overview
Company Background
On February 1, 2021, one of our wholly owned subsidiaries merged with and into the N&B Business (the “Merger”), pursuant to a Merger Agreement with DuPont. The shares issued in the Merger represented approximately 55.4% of the common stock of IFF on a fully diluted basis, after giving effect to the Merger, as of February 1, 2021. The N&B Business is an innovation-driven and customer-focused business that provides solutions for the global food and beverage, dietary supplements, home and personal care, energy, animal nutrition and pharma markets. The transaction was made in order to strengthen IFF's customer base and market presence, with an enhanced position in the food & beverage, home & personal care and health & wellness markets. See Note 3 to the Consolidated Financial Statements for additional information related to the N&B Transaction.
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
We are now organized in four segments: Nourish, Health & Biosciences, Scent, and Pharma Solutions. The Company’s consolidated financial information for the year ended December 31, 2021 reflects the results of N&B effective February 1, 2021, whereas the Company’s consolidated financial information for the year ended December 31, 2020 and 2019 do not include amounts related to N&B.
Our Nourish segment consists of most of our legacy Taste segment combined with N&B’s Food & Beverage division and the food protection business of N&B’s Health & Biosciences division. Our Nourish business spans a diversified portfolio across natural and plant-based specialty food ingredients, flavor compounds, and savory solutions and inclusions.
Our Health & Biosciences segment consists of a biotechnology-driven portfolio of enzymes, food cultures, probiotics and specialty ingredients for food, home and personal care, and health and wellness applications. Our Health & Biosciences business comprises N&B’s Health & Biosciences division (except the food protection business which is part of Nourish) in combination with the Natural Product Solutions business of legacy IFF. Health & Biosciences is comprised of six business units: Health, Cultures & Food Enzymes, Home & Personal Care, Animal Nutrition, Grain Processing and Microbial Control.
Our Scent segment creates fragrance compounds, fragrance ingredients and cosmetic ingredients that are integral elements in the world’s finest perfumes and best-known household and personal care products. Our Scent business consists of our legacy Scent segment as well as our Flavor Ingredients business, formerly part of our legacy Taste business. The Scent segment is comprised of three business units: Fragrance Compounds, Fragrance Ingredients and Cosmetic Actives.
Our Pharma Solutions segment produces a vast portfolio of cellulosics and seaweed-based pharma excipients, used to improve the functionality and delivery of active pharmaceutical ingredients, including controlled or modified drug release formulations, and enabling the development of more effective pharmaceutical formulations. Pharma Solutions is comprised of N&B’s Pharma Solutions business.
Financial Measures — Currency Neutral
Our financial results include the impact of foreign currency exchange rates. We provide currency neutral calculations in this report to remove the impact of these items. Beginning in the first quarter 2021, we elected to change the method in which we calculate currency neutral numbers to now be calculated by translating current year invoiced sale amounts at the exchange rates used for the corresponding prior year period. Previously we calculated currency neutral numbers by comparing current year results to the prior year results restated at exchange rates in effect for the current year based on the currency of the underlying transaction. We use currency neutral results in our analysis of subsidiary or segment performance. We also use currency neutral numbers when analyzing our performance against our competitors and believe the change in method better allows us to do so.

Due to the Merger with N&B, for the fiscal year 2021 we will not be presenting currency neutral impacts for the Nourish, Health & Biosciences and Pharma Solutions operating segments as the performance in these operating segments includes effects of N&B in 2021, while the 2020 period does not and thus the period’s results are not comparable. We present the currency neutral impacts for the Scent operating segment as this operating segment does not have any effects of N&B.
Impact of COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Various policies and initiatives have been implemented around the world to reduce the global transmission of COVID-19. Although there continue to be minor operational disruptions, all of IFF’s manufacturing facilities remain open and continue to manufacture products.
The COVID-19 pandemic remains a serious threat to the health of the world’s population and certain countries and regions continue to suffer from outbreaks or have seen a recurrence of infections, especially with the emergence of new variants of the virus. Accordingly, the Company continues to take the threat from COVID-19 seriously. The impact that COVID-19 will have on our consolidated results of operations for the remainder of 2022 remains uncertain. Due to the length and severity of COVID-19, there is continued volatility as a result of retail and travel, consumer shopping and consumption behavior. Moreover, as a result of disruptions or uncertainty relating to the COVID-19 pandemic, we are experiencing, and may continue to experience, increased costs, delays or limited availability related to raw materials, strain on shipping and transportation resources, and higher energy prices, which have negatively impacted, and may continue to negatively impact, our margins and operating results. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.
Although IFF has not experienced and does not currently anticipate any impairment charges related to COVID-19, the continuing effects of a prolonged pandemic could result in increased risk of asset write-downs and impairments. Any of these events could potentially result in a material adverse impact on IFF’s business and results of operations.
For more detailed information about risks related to COVID-19, refer to Item 1A, “Risk Factors” - The COVID-19 pandemic may materially and adversely impact our operations, financial condition, results of operations and cash flows.
2021 Financial Performance Overview
For a reconciliation between reported and adjusted figures, please refer to the "Non-GAAP Financial Measures" section.
Sales
Sales in 2021 increased $6.572 billion, or 129% on a reported basis, to $11.656 billion compared to $5.084 billion in the 2020 period. Performance was primarily driven by $6.084 billion of incremental sales that were attributable to the inclusion of N&B, which was merged and consolidated into our results of operations effective February 1, 2021. In addition, sales performance was driven by volume increases across the Nourish, Health & Biosciences and Scent operating segments and price increases in the Nourish segment.
Our 25 largest customers accounted for approximately 29% of total sales in 2021. In 2021, no customer accounted for more than 10% of sales. A key factor for commercial success is our inclusion on strategic customers’ core supplier lists, which provides opportunities to expand and win new business. We are on the core supplier lists of a large majority of our global and strategic customers.
Gross Profit
Gross profit in 2021 increased $1.649 billion, or 79% on a reported basis, to $3.735 billion (32.0% of sales) compared to $2.086 billion (41.0% of sales) in the 2020 period. The increase in gross profit was primarily driven by the inclusion of N&B, along with sales volume increases in the business. The decrease in gross profit margin, as a percentage of sales, was due to higher input costs and difference in product portfolio mix of the new N&B Business compared to the historical IFF product portfolio mix.
Adjusted Operating EBITDA
Adjusted operating EBITDA in 2021 increased $1.370 billion, or 130% on a reported basis, to $2.425 billion (20.8% of sales) compared to $1.055 billion (20.8% of sales) in the 2020 period. The increase in adjusted operating EBITDA was primarily driven by the inclusion of N&B, along with sales volume increases in the business.

Results of Operations

Year Ended December 31,	Change
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net sales	$11,656	$5,084	$5,140	129%	(1)%
Cost of goods sold	7,921	2,998	3,027	164%	(1)%
Gross profit	3,735	2,086	2,113	79%	(1)%
Research and development (R&D) expenses	629	357	346	76%	3%
Selling and administrative (S&A) expenses	1,749	949	876	84%	8%
Restructuring and other charges	41	17	30	141%	(43)%
Amortization of acquisition-related intangibles	732	193	193	279%	—%
(Gains) losses on sale of fixed assets	(1)	4	3	(125)%	33%
Operating profit	585	566	665	3%	(15)%
Interest expense	289	132	138	119%	(4)%
Other income, net	(58)	(7)	(30)	NMF	(77)%
Income before taxes	354	441	557	(20)%	(21)%
Provision for income taxes	75	74	97	1%	(24)%
Net income	279	367	460	(24)%	(20)%
Net income attributable to noncontrolling interest	9	4	4	125%	—%
Net income attributable to IFF stockholders	$270	$363	$456	(26)%	(20)%
Net income per share — diluted	$1.10	$3.21	$4.00	(66)%	(20)%
Gross margin	32.0%	41.0%	41.1%	NMF	(10)	bps
R&D as a percentage of sales	5.4%	7.0%	6.7%	(160)	bps	30	bps
S&A as a percentage of sales	15.0%	18.7%	17.0%	NMF	170	bps
Operating margin	5.0%	11.1%	12.9%	NMF	(180)	bps
Effective tax rate	21.2%	16.8%	17.4%	NMF	(60)	bps
Segment net sales
Nourish	$6,264	$2,886	$2,978	117%	(3)%
Health & Biosciences	2,329	134	129	NMF	4%
Scent	2,254	2,064	2,033	9%	2%
Pharma Solutions	809	—	—	NMF	NMF
Consolidated	$11,656	$5,084	$5,140	129%	(1)%
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
2021 IN COMPARISON TO 2020
Sales
Sales for 2021 increased $6.572 billion, or 129% on a reported basis, to $11.656 billion, compared to $5.084 billion in the 2020 period. Performance was primarily driven by $6.084 billion of incremental sales that was attributable to the inclusion of N&B, which was merged and consolidated into our results of operations effective February 1, 2021. In addition, sales performance reflected volume increases for the Nourish, Health & Biosciences and Scent operating segments and price increases in the Nourish segment.

Sales performance by segment was as follows:

	% Change in Sales - 2021 vs. 2020
	Reported	Currency Neutral(1)
Nourish	117%	NMF
Health & Biosciences	NMF	NMF
Scent	9%	8%
Pharma Solutions	NMF	NMF
Total	129%	NMF
_______________________
(1)Currency neutral sales growth is calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
NMF: Not meaningful
Nourish
Nourish sales in 2021 increased $3.378 billion, or 117% on a reported basis, to $6.264 billion, compared to $2.886 billion in the 2020 period. Performance in the Nourish operating segment was primarily driven by $3.082 billion of incremental sales that was attributable to the inclusion of N&B, along with volume increases, particularly in Flavors.
Health & Biosciences
Health & Biosciences sales in 2021 was $2.329 billion compared to $134 million in the 2020 period. Performance in the Health & Biosciences operating segment was primarily driven by $2.193 billion of incremental sales that was attributable to the inclusion of N&B, as the majority of this operating segment consists of the new N&B Business. In addition, sales performance reflected volume increases in the operating segment.
Scent
Scent sales in 2021 increased $190 million, or 9% on a reported basis, to $2.254 billion, compared to $2.064 billion in the 2020 period. Scent sales in 2021 also increased 8% on a currency neutral basis. Sales growth in the Scent operating segment was primarily driven by volume increases in both Fragrance Compounds and Fragrance Ingredients.
Pharma Solutions
Pharma Solutions sales in 2021 was $809 million. This was a new operating segment of the Company as a result of the Merger with N&B and did not exist in the comparable 2020 period.
Cost of Goods Sold
Cost of goods sold, as a percentage of sales, increased 9.0% in 2021 to 68.0% compared to 59.0% in 2020, primarily driven by higher input costs, volume increases in the business and impact of the difference in product portfolio mix of the new N&B Business compared to the historical IFF product portfolio mix.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, decreased 1.6% in 2021 to 5.4% compared to 7.0% in 2020. The decrease, as a percentage of sales, in 2021 was primarily due to the impact of the Merger with N&B.
Selling and Administrative (S&A) Expenses
S&A expenses increased $800 million to $1.749 billion, or 15.0% as a percentage of sales, in 2021 compared to $949 million, or 18.7% as a percentage of sales, in 2020. The increase in S&A expenses was primarily due to the impact of the Merger with N&B and the related transaction and integration costs consisting of legal, professional and consulting fees, as well as business divestiture costs consisting mainly of legal and professional fees and employee separation costs. Adjusted S&A expense increased by $672 million to $1.480 billion (12.7% as a percentage of sales) in 2021 compared to $808 million (15.9% as a percentage of sales) in 2020.
Restructuring and Other Charges
Restructuring and other charges increased to $41 million in 2021 compared to $17 million in 2020. The increase was primarily driven by severance costs incurred in 2021 (see Note 2 for additional information).
Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $732 million in 2021 compared to $193 million in 2020 primarily due to the intangible assets acquired as part of the Merger with N&B (see Notes 3 and 5 for additional information).

Interest Expense
Interest expense increased $157 million to $289 million in 2021, compared to $132 million in 2020. This increase was primarily driven by the debt assumed in the Merger with N&B (see Note 9 for additional information). Average cost of debt was 2.9% for the 2021 period and 3.0% for the 2020 period.
Other Income, Net
Other income, net, increased approximately $51 million to $58 million of income in 2021 versus $7 million of income in 2020. The increase of $51 million includes approximately $17 million in income to correct net income amounts related to certain defined benefit plans in prior years and $13 million in gains from business disposal. The increase also includes the impact of foreign exchange gains and higher interest income.
Income Taxes
The effective tax rate was 21.2% in 2021 as compared to 16.8% in 2020. The year-over-year increase was largely due to an unfavorable mix of earnings, higher repatriation costs and cost of global intangible low-taxed income (“GILTI”), partially offset by tax benefits related to supply chain optimization and credits.
Excluding the $127 million tax benefit associated with the pre-tax non-GAAP adjustments, the adjusted effective tax rate for 2021 was 20.0%. For 2020, the adjusted effective tax rate was 17.6% excluding the $33 million tax benefit associated with the pre-tax non-GAAP adjustments. The year-over-year increase was largely due to an unfavorable mix of earnings, higher repatriation costs and cost of GILTI, partially offset by tax benefits related to supply chain optimization and credits.
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

	For the Year Ended December 31,
(DOLLARS IN MILLIONS)	2021	2020
Segment Adjusted Operating EBITDA
Nourish	$1,172	$599
Health & Biosciences	625	40
Scent	463	416
Pharma Solutions	165	—
Total	2,425	1,055
Depreciation & Amortization	(1,156)	(325)
Interest Expense	(289)	(132)
Other income, net	58	7
Frutarom Integration Related Costs	(4)	(10)
Restructuring and Other Charges	(41)	(17)
Gains (Losses) on Sale of Assets	1	(4)
Shareholder Activism Related Costs	(7)	—
Business Divestiture Costs	(42)	—
Employee Separation Costs	(29)	(3)
Frutarom Acquisition Related Costs	(2)	(1)
Compliance Review & Legal Defense Costs	—	(3)
N&B Inventory Step-Up Costs	(368)	—
N&B Transaction Related Costs	(91)	(29)
N&B Integration Related Costs	(101)	(97)
Income Before Taxes	$354	$441
Segment Adjusted Operating EBITDA margin:
Nourish	18.7%	20.8%
Health & Biosciences	26.8%	29.9%
Scent	20.5%	20.2%
Pharma Solutions	20.4%	—%
Consolidated	20.8%	20.8%
Nourish Segment Adjusted Operating EBITDA
Nourish Segment Adjusted Operating EBITDA increased $573 million to $1.172 billion (18.7% of segment sales) in 2021 from $599 million (20.8% of segment sales) in the comparable 2020 period. The increase primarily reflected the inclusion of N&B, along with volume increases in the operating segment. The decrease in segment adjusted operating EBITDA margin, as a percentage of sales, was due to the difference in product portfolio mix of the new Nourish operating segment, as a result of the Merger with N&B, compared to the legacy Taste operating segment, and higher input costs.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA increased $585 million to $625 million (26.8% of segment sales) in 2021 from $40 million (29.9% of segment sales) in the comparable 2020 period. The increase primarily reflected the inclusion of N&B, which comprises most of this segment.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA increased $47 million to $463 million (20.5% of segment sales) in 2021 from $416 million (20.2% of segment sales) in the comparable 2020 period. The increase primarily reflected volume increases in the operating segment.
Pharma Solutions Segment Adjusted Operating EBITDA
Pharma Solutions Segment Adjusted Operating EBITDA was $165 million (20.4% of segment sales) in 2021. This was a new operating segment of the Company as a result of the Merger with N&B and did not exist in the comparable 2020 period.

2020 IN COMPARISON TO 2019
For a comparison of our results of operations for the fiscal years ended December 31, 2020 and December 31, 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 22, 2021.

Liquidity and Capital Resources
Cash and Cash Equivalents
We had cash and cash equivalents of approximately $711 million at December 31, 2021 compared to $650 million at December 31, 2020 and of this balance, a portion was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
In connection with the Merger with N&B, the Company's cash balance increased by approximately $246 million, which included the cash acquired of $193 million and approximately $53 million related to the Special Cash Payment made in accordance with the Merger Agreement.
Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate cash from our non-U.S. subsidiaries to fund financial obligations in the U.S. As we repatriate these funds to the U.S. we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of December 31, 2021, we have a deferred tax liability of approximately $81 million for the effect of repatriating the funds to the U.S.
Restricted Cash
At December 31, 2021 we had a balance of $5 million (of which $4 million is included in Current Assets and $1 million is included in Other Assets) compared to $10 million at December 31, 2020.
Cash Flows Provided By Operating Activities
Cash flows provided by operations in 2021 were $1.437 billion, or 12.3% of sales, compared to $714 million, or 14.0% of sales, in 2020 and $699 million in 2019. The increase in cash provided by operating activities from 2020 to 2021 was primarily driven by higher cash earnings, excluding the impact of depreciation and amortization and amortization of N&B inventory step-up costs, and changes related to accounts payable, inventories and accounts receivable. The increase in cash provided by operating activities from 2019 to 2020 was primarily driven by changes related to accounts receivable, inventories, incentive compensation and accrued expenses, largely offset by lower cash earnings in 2020.
Working capital (current assets less current liabilities) totaled $3.354 billion at year-end 2021 compared to $1.156 billion at year-end 2020. The increase in working capital was due to the Merger with N&B.
We have various factoring agreements in the U.S. and The Netherlands under which we can factor up to approximately $250 million in receivables with a financial institution. Additionally, we maintain factoring programs that are sponsored by certain customers. Under all of the arrangements, we sell the receivables on a non-recourse basis to unrelated financial institutions and account for the transactions as a sale of receivables. The applicable receivables are removed from our Consolidated Balance Sheets when the cash proceeds are received.
The impact on cash provided by operations from participating in these programs increased approximately $19 million, $43 million and $38 million in 2021, 2020 and 2019, respectively, compared to each respective prior year period. The cost of participating in these programs was approximately $6 million, $4 million, and $7 million in 2021, 2020, and 2019, respectively (see Note 1 for additional information).
Cash Flows Provided By (Used In) Investing Activities
Cash flows used in investing activities in 2021 were $18 million compared to $187 million and $226 million in 2020 and 2019, respectively. The decrease in cash used in investing activities from 2020 to 2021 was primarily driven by the increase in cash provided by the Merger with N&B and higher net proceeds received from the sale of the fruit preparation business, largely offset by higher spending on property, plant and equipment in the current year. The decrease in cash used in investing activities from 2019 to 2020 was primarily driven by lower payments for acquisitions and lower spending on property, plant and equipment, partially offset by lower proceeds from disposal of assets in 2020 and cash paid on settlement of derivative instruments in 2020 versus proceeds in 2019.
Additions to property, plant and equipment were $393 million, $192 million and $236 million in 2021, 2020 and 2019, respectively (net of grants and other reimbursements from government authorities). These investments largely arise from our ongoing focus to align our manufacturing facilities with customer demand, primarily in emerging markets, and new technology consistent with our strategy.

We have evaluated and re-prioritized our capital projects and expect that capital spending in 2022 will be approximately 5.0% of sales (net of potential grants and other reimbursements from government authorities).
Cash Flows Used In Financing Activities
Cash flows used in financing activities in 2021 were $1.304 billion compared to $512 million and $505 million in 2020 and 2019, respectively. The increase in cash used in financing activities from 2020 to 2021 was primarily driven by higher repayments of both short-term and long-term debt and higher cash dividend payments, partially offset by proceeds from issuance of commercial paper. The increase in cash used in financing activities from 2019 to 2020 was primarily driven by higher repayments of debt and higher cash dividend payments, largely offset by cash proceeds from issuance of new long-term debt in 2020.
We paid dividends totaling $667 million, $323 million and $314 million in 2021, 2020 and 2019, respectively. The cash dividend declared per share in 2021, 2020 and 2019 was $3.12, $3.04 and $2.96, respectively.
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
Transaction with Nutrition & Biosciences, Inc.
On February 1, 2021, the N&B Term Loan Facility was funded, which provided for a senior unsecured term loan credit facility in an aggregate principal amount of $1.250 billion, comprised of a $625 million three-year tranche (“2024 Term Loan Facility”) and a $625 million five-year tranche (“2026 Term Loan Facility”). Following the Merger, we assumed the indebtedness incurred by N&B in the debt financings, which included (i) the 2024 Term Loan Facility and 2026 Term Loan Facility and (ii) a series of Senior Notes in the aggregate amount of $6.250 billion with maturities ranging from 2 to 30 years. N&B’s indebtedness raised prior to the Merger was used to finance the Special Cash Payment to DuPont, which has been paid, and for the satisfaction of the related transaction fees and expenses.
Immediately after the closing of the merger with N&B on February 1, 2022, DuPont shareholders owned approximately 55.4% of the shares of IFF, and existing IFF shareholders owned approximately 44.6% of the shares of IFF.
Refer to Notes 3 and 9 for additional information.
In connection with the N&B Transaction, a wholly owned subsidiary of IFF merged with and into N&B in exchange for 141,740,461 shares of IFF common stock, par value $0.125 per share (“IFF Common Stock”), which had been approved in the special shareholder meeting that occurred on August 27, 2020 where IFF shareholders voted to approve the issuance of shares of IFF common stock in connection with the N&B Transaction pursuant to the Merger Agreement. In connection with the N&B Transaction, DuPont received a one-time $7.359 billion special cash payment (the “Special Cash Payment”). The shares issued in the Merger represented approximately 55.4% of the common stock of IFF on a fully diluted basis, after giving effect to the Merger, as of February 1, 2021 (see Note 3 for additional information).
Revolving Credit Facility and Term Loan Facilities
The Credit Agreements contain various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including the requirement for us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to Credit Adjusted EBITDA in respect of the previous 12-month period. On and after the Closing Date of the N&B Transaction, the Company’s maximum permitted ratio of net debt to Credit Adjusted EBITDA under the Credit Agreements is 4.75 to 1.0, stepping down to 3.50 to 1.0 over time (with a step-up if the Company consummates certain qualified acquisitions).

As of December 31, 2021, we had no outstanding borrowings under our $2.000 billion Revolving Credit Facility. The amount that we are able to draw down under the Revolving Credit Facility is limited by financial covenants as described in more detail below. As of December 31, 2021, our borrowing capacity was approximately $1.025 billion under the Revolving Credit Facility.
See Note 9 to the Consolidated Financial Statements for additional information on our Credit Agreements.
Debt Covenants
At December 31, 2021 and 2020 we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At December 31, 2021 our Net Debt to Credit Adjusted EBITDA(1) ratio was 4.11 to 1 as defined by our Credit Agreements, which is below the maximum levels in the financial covenants in our existing outstanding credit facilities.
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

(DOLLARS IN MILLIONS)	Year Ended December 31, 2021
Net income	$336
Interest expense	302
Income taxes	28
Depreciation and amortization	1,206
Specified items(1)(3)	682
Non-cash items(2)(3)	53
Credit Adjusted EBITDA	$2,607
_______________________
(1)Specified items for the 12 months ended December 31, 2021 of $682 million consist of Frutarom integration related costs, restructuring and other charges, shareholder activism related costs, business divestiture costs, gains on business disposal, employee separation costs, pension income adjustment, pension settlement, Frutarom acquisition related costs, N&B inventory step-up costs, N&B transaction related costs, N&B integration related costs and other N&B specified items.
(2)Non-cash items represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gains on disposal of assets and stock-based compensation.
(3)Specified and non-cash items may not include all eligible add-back items from the Merger with N&B, for the purposes of the Credit Adjusted EBITDA calculation, due to availability of the information.

(DOLLARS IN MILLIONS)	December 31, 2021
Total debt(1)	$11,418
Adjustments:
Cash and cash equivalents	(711)
Net debt	$10,707
_______________________
(1)Total debt used for the calculation of Net debt consists of short-term debt, long-term debt, short-term finance lease obligations and long-term finance lease obligations.
Senior Notes
As of December 31, 2021, we had $9.721 billion aggregate principal amount outstanding in senior unsecured notes, with $1.471 billion principal amount denominated in EUR and $8.250 billion principal amount denominated in USD, which includes the N&B Senior Notes assumed as a result of the Merger. The notes bear interest ranging from 0.69% per year to 5.12% per year, with maturities from September 15, 2022 to December 1, 2050. See Note 9 to the Consolidated Financial Statements for additional information.
Tangible Equity Units - Senior Unsecured Amortizing Notes
On September 14, 2021, the Company notified holders of the tangible equity units (“TEUs”) that the final settlement rate in respect of each of the prepaid stock purchase contracts (“SPCs”) was 0.330911 shares of IFF's common stock. On September 15, 2021, 5,460,031 shares of IFF's common stock were issued in settlement of the SPCs. See Note 8 for further information on the TEUs.

Other Contingencies
See Note 19 to the Consolidated Financial Statements for information related to Other Contingencies.
Other Commitments
Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected our operations, earnings or competitive position. In 2021 and 2020, we spent approximately $64 million and $7 million on capital projects and approximately $78 million and $29 million in operating expenses and governmental charges, respectively, for the purpose of complying with such regulations. Expenditures for these purposes will continue for the foreseeable future. In addition, we are party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act or similar state statutes. It is expected that the impact of any judgments in or voluntary settlements of such proceedings will not be material to our financial condition, results of operations or liquidity.
Contractual Obligations
The Company believes its balances of cash and cash equivalents, which totaled approximately $711 million as of December 31, 2021, along with cash generated by ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements and capital return program over the next 12 months and beyond. The Company's material cash requirements include the following contractual and other obligations.
Borrowings and Interest on Borrowings
As of December 31, 2021, the Company had outstanding floating and fixed rate notes with varying maturities for an aggregate principal amount of approximately $10.971 billion (collectively the "Notes"), with $300 million payable within 12 months. Future interest payments associated with the Notes total approximately $4.259 billion, with $253 million payable within 12 months. See Note 9 to the Consolidated Financial Statements for a further discussion of our various borrowing facilities.
The Company also issues unsecured short-term promissory notes ("Commercial Paper") pursuant to a commercial paper program. As of December 31, 2021, the Company had $324 million of Commercial Paper outstanding, all of which is payable within 12 months.
Leases
The Company has lease arrangements for certain corporate offices, manufacturing facilities, research and development facilities, and certain transportation and office equipment. As of December 31, 2021, the Company had fixed lease payment obligations of approximately $937 million, with $134 million payable within 12 months. See Note 7 to the Consolidated Financial Statements for a further discussion of our various lease arrangements.
Pension and Other Postretirement Obligations
As of December 31, 2021, the Company had pension funding obligations of approximately $811 million, with $74 million payable within 12 months. See Note 15 to the Consolidated Financial Statements for a further discussion of our retirement plans.
As of December 31, 2021, the Company had postretirement obligations of approximately $37 million, with $4 million payable within 12 months.
Purchase Commitments
The Company has various purchase commitments that include agreements for raw material procurement and contractual capital expenditures. As of December 31, 2021, the Company had purchase commitment obligations of approximately $299 million, with $169 million payable within 12 months.
U.S. Tax Reform Toll-Charge
The Company has obligations related to a U.S. tax reform "toll-charge" that is payable in installments over 8 years beginning in 2018. As of December 31, 2021, there are four installments and the Company had toll-charge obligations of approximately $39 million, with $5 million payable within 12 months.
The information above does not include approximately $130 million of the total unrecognized tax benefits for uncertain tax positions, $36 million of associated accrued interest and $81 million associated with the deferred tax liability on deemed repatriation. Due to the high degree of uncertainty regarding the timing of potential cash flows, we are unable to make a reasonable estimate of the amount and period in which the remaining liabilities might be paid.

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
We typically use an income method to estimate the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants, and include the amount and timing of future cash flows (including expected growth rates, discount rates and profitability), royalty rates used in the relief of royalty method, customer attrition rates, product obsolescence factors, a brand’s relative market position and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
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
The periodic assessment of potential impairment of goodwill. As of December 31, 2021, we have goodwill of $16.414 billion. We test goodwill for impairment at the reporting unit level as of November 30 every year or more frequently if events or changes in circumstances indicate the asset might be impaired. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded.
We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and management of each operating segment regularly reviews the operating results of those components. We have identified seven reporting units under the Nourish, Health & Biosciences, Scent and Pharma Solutions segments: (1) Nourish, (2) Fragrance Compounds, (3) Fragrance Ingredients, (4) Cosmetic Actives, (5) Health & Biosciences, (6) Microbial Control and (7) Pharma Solutions.

For the annual impairment test as of November 30, 2021, we utilized Step 0 of the guidance in ASC Topic 350, Intangibles – Goodwill and Other, which allows for the assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Based on a review of qualitative factors, we determined that for four of the reporting units, a quantitative (Step 1) impairment analysis was not necessary to determine if the carrying values of the reporting unit exceeded their fair values. For the other three reporting units (Nourish, Health & Biosciences and Pharma Solutions), we determined that a Step 1 test was necessary.
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
In performing the quantitative test, we determined that the fair value of the three reporting units exceeded their carrying values and, taken together with the results of the qualitative test, we determined that there was no impairment of goodwill at any of our seven reporting units in 2021. Based on the quantitative impairment test performed at November 30, 2021, we determined that the excess of fair values over their respective carrying values were 62%, 44% and 29% for the Nourish, Health & Biosciences and Pharma Solutions reporting units, respectively.
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
Non-GAAP Financial Measures
We use non-GAAP financial measures in this Form 10-K, including: (i) currency neutral metrics, (ii) adjusted gross profit, (iii) adjusted selling and administrative expenses (adjusted S&A), (iv) adjusted operating EBITDA and adjusted operating EBITDA margin, (v) adjusted effective tax rate, (vi) adjusted net income and (vii) adjusted diluted EPS. We also provide the non-GAAP measure net debt solely for the purpose of providing information on the extent to which the Company is in compliance with debt covenants contained in its debt agreements. Our non-GAAP financial measures are defined below.
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
Adjusted selling and administrative expenses excludes Frutarom integration related costs, restructuring and other charges, shareholder activism related costs, business divestiture costs, employee separation costs, Frutarom acquisition related costs, compliance review & legal defense costs, N&B transaction related costs and N&B integration related costs.

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
Adjusted effective tax rate excludes Frutarom integration related costs, restructuring and other charges, (gains) losses on sale of assets, shareholder activism related costs, business divestiture costs, gains on business disposal, employee separation costs, pension income adjustment, pension settlement, Frutarom acquisition related costs, compliance review & legal defense costs, N&B inventory step-up costs, N&B transaction related costs and N&B integration related costs.
Net Debt to Credit Adjusted EBITDA is the leverage ratio used in our credit agreements and defined as Net Debt divided by Credit Adjusted EBITDA. However, as Credit Adjusted EBITDA for these purposes was calculated in accordance with the provisions of the credit agreements, it may differ from the calculation used for adjusted operating EBITDA.
A. Reconciliation of Non-GAAP Metrics

Reconciliation of Gross Profit
	Year Ended December 31,
(DOLLARS IN MILLIONS)	2021	2020
Reported (GAAP)	$3,735	$2,086
Employee Separation Costs (d)	1	—
Frutarom Acquisition Related Costs (g)	—	1
N&B Inventory Step-Up Costs	368	—
N&B Integration Related Costs (j)	4	—
Adjusted (Non-GAAP)	$4,108	$2,087

Reconciliation of Selling and Administrative Expenses
	Year Ended December 31,
(DOLLARS IN MILLIONS)	2021	2020
Reported (GAAP)	$1,749	$949
Frutarom Integration Related Costs (a)	(2)	(8)
Restructuring and Other Charges	(1)	—
Shareholder Activism Related Costs (b)	(7)	—
Business Divestiture Costs (c)	(42)	—
Employee Separation Costs (d)	(27)	(3)
Frutarom Acquisition Related Costs (g)	(2)	(1)
Compliance Review & Legal Defense Costs (h)	—	(3)
N&B Transaction Related Costs (i)	(91)	(29)
N&B Integration Related Costs (j)	(97)	(97)
Adjusted (Non-GAAP)	$1,480	$808

Reconciliation of Net Income and EPS
	Year Ended December 31,
	2021				2020
(DOLLARS IN MILLIONS)	Income before taxes	Taxes on income (l)	Net Income Attributable to IFF (m)	Diluted EPS	Income before taxes	Taxes on income (l)	Net Income Attributable to IFF (m)	Diluted EPS (n)
Reported (GAAP)	$354	$75	$270	$1.10	$441	$74	$363	$3.21
Frutarom Integration Related Costs (a)	4	—	4	0.01	10	2	8	0.07
Restructuring and Other Charges	41	9	32	0.13	17	4	13	0.12
(Gains) Losses on Sale of Assets	(1)	—	(1)	—	4	1	3	0.03
Shareholder Activism Related Costs (b)	7	2	5	0.02	—	—	—	—
Business Divestiture Costs (c)	42	10	32	0.12	—	—	—	—
Gains on Business Disposal	(13)	(14)	1	0.01	—	—	—	—
Employee Separation Costs (d)	29	2	27	0.11	3	—	3	0.02
Pension Income Adjustment (e)	(17)	(4)	(13)	(0.05)	—	—	—	—
Pension Settlement (f)	2	—	2	0.01	4	1	3	0.03
Frutarom Acquisition Related Costs (g)	2	—	2	0.01	1	—	1	0.01
Compliance Review & Legal Defense Costs (h)	—	—	—	—	3	—	3	0.02
N&B Inventory Step-Up Costs	368	79	289	1.19	—	—	—	—
N&B Transaction Related Costs (i)	91	19	72	0.29	29	2	27	0.23
N&B Integration Related Costs (j)	101	24	77	0.32	97	23	74	0.65
Redemption value adjustment to EPS (k)	—	—	—	0.01	—	—	—	(0.02)
Adjusted (Non-GAAP)	$1,010	$202	$799	$3.28	$609	$107	$498	$4.38

(a)	Represents costs related to the integration of the Frutarom acquisition. For 2021, costs primarily related to performance stock awards. For 2020, costs primarily related to advisory services, retention bonuses and performance stock awards.
(b)	Represents shareholder activist related costs, primarily professional fees.
(c)	Represents costs related to the Company's sales and planned sales of businesses, primarily legal and professional fees.
(d)	Represents costs related to severance, including accelerated stock compensation expense, for certain employees and executives who have been separated or will separate from the Company.
(e)	Represents catch-up of net pension income from prior periods that had been excluded from their respective periods.
(f)	Represents pension settlement charges incurred in one of the Company's UK pension plans.
(g)	Represents transaction-related costs and expenses related to the acquisition of Frutarom. For 2021, amount primarily includes earn-out payments, net of adjustments. For 2020, amount primarily includes earn-out payments, net of adjustments, amortization for inventory "step-up" costs and transaction costs primarily related to the 2019 Acquisition Activity.
(h)	Costs related to reviewing the nature of inappropriate payments and review of compliance in certain other countries. In addition, includes legal costs for related shareholder lawsuits.
(i)	Represents transaction costs and expenses related to the transaction with N&B, primarily legal and professional fees.
(j)	Represents costs primarily related to advisory services for the integration of the transaction with N&B, primarily consulting fees.
(k)	Represents the adjustment to EPS related to the excess of the redemption value of certain redeemable noncontrolling interests over their existing carrying value.
(l)	The income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for the relevant jurisdiction, except for those items which are non-taxable or subject to valuation allowances for which the tax expense (benefit) was calculated at 0%. The tax benefit for amortization is calculated in a similar manner as the tax effects of the non-GAAP adjustments.
(m)	For 2021 and 2020, net income is reduced by income attributable to noncontrolling interest of $9 million and $4 million, respectively.
(n)	The sum of these items does not foot due to rounding.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
Statements in this Form 10-K, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations and include statements concerning (i) the impacts of COVID-19 and our plans to respond to its implications; (ii) the expected impact of global supply chain challenges; (iii) expectations regarding sales and profit for the fiscal year 2022, including the impact of foreign exchange, pricing actions, raw materials, and sourcing, logistics and manufacturing costs; (iii) expectations of the impact of inflationary pressures and the pricing actions to offset exposure to such impacts; (iv) the impact of high input costs, including raw materials, transportation and energy; (v) our ability to drive cost discipline measures and the ability to recover margin to pre-inflation levels; (vi) the divestiture of our Microbial Control business and the progress of our portfolio optimization strategy, through non-core business divestitures; (vii) our combination with N&B, including the expected benefits and synergies of the N&B Transaction and future opportunities for the combined company; (viii) the success of our integration efforts and ability to deliver on our synergy commitments as well as future opportunities for the combined company; (ix) our ability to achieve the anticipated benefits of the Frutarom acquisition, including $145 million of expected synergies; (x) the growth potential of the markets in which we operate, including the emerging markets, (xi) expected capital expenditures in 2022; (xii) the expected costs and benefits of our ongoing optimization of our manufacturing operations, including the expected number of closings; (xiii) expected cash flow and availability of capital resources to fund our operations and meet our debt service requirements; (xiv) our ability to innovate and execute on specific consumer trends and demands; and (xv) our ability to continue to generate value for, and return cash to, our shareholders. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “intend”, “outlook”, “may”, “estimate”, “should”, “predict” and similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:
•inflationary trends in the price of our input costs, such as raw materials, transportation and energy;
•supply chain disruptions, geopolitical developments or climate-change related events that may affect our suppliers or procurement of raw materials;
•disruption in the development, manufacture, distribution or sale of our products from COVID-19 and other public health crises;
•risks related to the integration of N&B and the Frutarom business, including whether we will realize the benefits anticipated from the acquisitions in the expected time frame;
•our ability to successfully establish and manage acquisitions, collaborations, joint ventures or partnerships, or the failure to close strategic transactions or divestments;
•our ability to successfully market to our expanded and diverse customer base;
•our substantial amount of indebtedness and its impact on our liquidity and ability to return capital to its shareholders;
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
•our ability to meet increasing customer, consumer, shareholder and regulatory focus on sustainability;
•defect, quality issues (including product recalls), inadequate disclosure or misuse with respect to the products and capabilities;

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
•the impact of the phase out of the London Interbank Offered Rate (LIBOR) on interest expense; and
•risks associated with our CEO transition, including the impact of employee hiring and retention.
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
We have established a centralized reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. Our risk management procedures include the monitoring of interest rate and foreign exchange exposures and hedge positions utilizing statistical analyses of cash flows, market value and sensitivity analysis. However, the use of these techniques to quantify the market risk of such instruments should not be construed as an endorsement of their accuracy or the accuracy of the related assumptions. For the year ended December 31, 2021, our exposure to market risk was estimated using sensitivity analyses, which illustrate the change in the fair value of a derivative financial instrument assuming hypothetical changes in foreign exchange rates and interest rates.

We enter into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with foreign currency receivables and payables, and with anticipated purchases of certain raw materials used in operations. These contracts, the counterparties to which are major international financial institutions, generally involve the exchange of one currency for a second currency at a future date, and have maturities not exceeding twelve months. The gain or loss on the hedging instrument and services is recorded in earnings at the same time as the transaction being hedged is recorded in earnings. At December 31, 2021, our foreign currency exposures pertaining to derivative contracts exist with the Euro. Based on a hypothetical decrease or increase of 10% in the applicable balance sheet exchange rates (primarily against the U.S. dollar), the estimated fair value of our foreign currency forward contracts would increase by approximately less than $1 million. However, any change in the value of the contracts, real or hypothetical, would be significantly offset by a corresponding change in the value of the underlying hedged items.
We use derivative instruments as part of our interest rate risk management strategy. We have entered into certain cross currency swap agreements in order to mitigate a portion of our net European investments from foreign currency risk. As of December 31, 2021, these swaps were in a net liability position with an aggregate fair value of $5 million. Based on a hypothetical decrease or increase of 10% in the value of the U.S. dollar against the Euro, the estimated fair value of our cross currency swaps would change by approximately $32 million.
At December 31, 2021, the fair value of our EUR fixed rate debt was $1.545 billion. Based on a hypothetical decrease or increase of 10% in foreign exchange rates, the estimated fair value of our EUR fixed rate debt would change by approximately $160 million.
At December 31, 2021, the fair value of our USD fixed rate debt was $8.603 billion. Based on a hypothetical decrease or increase of 10% in interest rates, the estimated fair value of our US fixed rate debt would change by approximately $860 million.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework.
Based on this assessment, management determined that, as of December 31, 2021, our internal control over financial reporting was effective.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021 as stated in their report which is included herein.

ITEM 9B.	OTHER INFORMATION.
None.

ITEM 9C.	DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information relating to directors and nominees of the Company is set forth in the IFF 2022 Proxy Statement and is incorporated by reference herein. The information relating to Section 16(a) beneficial ownership reporting compliance that appears in the IFF 2022 Proxy Statement is also incorporated by reference herein. See Part I, Item 1 of this Form 10-K for information relating to the Company’s Executive Officers.
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
The information regarding the Company’s Audit Committee and its designated audit committee financial experts is set forth in the IFF 2022 Proxy Statement and such information is incorporated by reference herein.
The information concerning procedures by which shareholders may recommend director nominees is set forth in the IFF 2022 Proxy Statement and such information is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION.
The items required by Part III, Item 11 are incorporated herein by reference from the IFF 2022 Proxy Statement to be filed on or before April 29, 2022.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The items required by Part III, Item 12 are incorporated herein by reference from the IFF 2022 Proxy Statement to be filed on or before April 29, 2022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The items required by Part III, Item 13 are incorporated herein by reference from the IFF 2022 Proxy Statement to be filed on or before April 29, 2022.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The items required by Part III, Item 14 are incorporated herein by reference from the IFF 2022 Proxy Statement to be filed on or before April 29, 2022.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS: The following consolidated financial statements, related notes, and independent registered public accounting firm’s report are included in this Form 10-K:
Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)	50
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019	53
Consolidated Balance Sheets as of December 31, 2021 and 2020	54
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	55
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019	56
Notes to Consolidated Financial Statements	57

(a)(3) EXHIBITS	109

(a)(2) FINANCIAL STATEMENT SCHEDULES
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2021, 2020 and 2019	S-1
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of International Flavors & Fragrances Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of International Flavors & Fragrances Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and January 1, 2021, and the related consolidated statements of income and comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and January 1, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Merger with Nutrition & Biosciences, Inc. - Valuation of the Customer Relationships Intangible Assets
As described in Note 3 to the consolidated financial statements, on February 1, 2021, the Company completed the merger with Nutrition & Biosciences, Inc. (“N&B”) for total purchase consideration of $15.942 billion. The acquisition resulted in $6.734 billion of customer relationships intangible assets being recorded. The fair value of the intangible assets is generally determined using an income method (specifically, for customer relationships, the multi-period excess earnings method), which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other market participants, and include the amount and timing of future cash flows (including revenue growth rates, gross margins, and operating expenses), customer attrition rates, a brand’s relative market position and the discount rates applied to the cash flows.
The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships intangible assets acquired in connection with the merger with N&B is a critical audit matter are (i) the significant judgment by management when determining the fair value of the customer relationships intangible assets acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, gross margins, customer attrition rates, and the discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships intangible assets. These procedures also included, among others (i) reading the merger agreement; (ii) testing management’s process for determining the fair value of the customer relationships intangible assets acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, gross margins, customer attrition rates, and the discount rates. Evaluating management’s significant assumptions related to revenue growth rates and gross margins involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of N&B; (ii) the consistency with external market and industry data; and (iii) whether these significant assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the significant assumptions related to customer attrition rates and the discount rates.
Goodwill Impairment Assessment - Pharma Solutions Reporting Unit
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s goodwill balance was $16.414 billion as of December 31, 2021, and the goodwill related to the Pharma Solutions reporting unit was $1.282 billion. Management tests goodwill for impairment at the reporting unit level as of November 30 every year or more frequently if events or changes in circumstances indicate the asset might be impaired. If a reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge based on that difference. Management assessed the fair value of the reporting units primarily using an income approach. Under the income approach, management determines the fair value by using a discounted cash flow method at a rate of return that reflects the relative risk of the projected future cash flows of each reporting unit, as well as a terminal value. Key estimates and assumptions used in these valuations include revenue growth rates and gross margins based on internal forecasts and historical operating trends of the Company, and discount rates.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Pharma Solutions reporting unit is a critical audit matter are (i) the significant judgment by management when determining the fair value of the Pharma Solutions reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates and gross margins; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over management’s valuation of the Pharma Solutions reporting unit. These procedures also included, among others (i) testing management’s process for determining the fair value of the Pharma Solutions reporting unit; (ii) evaluating the appropriateness of the discounted cash flow method; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates and gross margins. Evaluating management’s significant assumptions related to revenue growth rates and gross margins involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of the Pharma Solutions reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these significant assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow method.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 28, 2022

We have served as the Company’s auditor since 1957.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2021	2020	2019
Net sales	$11,656	$5,084	$5,140
Cost of goods sold	7,921	2,998	3,027
Gross profit	3,735	2,086	2,113
Research and development expenses	629	357	346
Selling and administrative expenses	1,749	949	876
Restructuring and other charges	41	17	30
Amortization of acquisition-related intangibles	732	193	193
(Gains) losses on sale of fixed assets	(1)	4	3
Operating profit	585	566	665
Interest expense	289	132	138
Other income, net	(58)	(7)	(30)
Income before taxes	354	441	557
Provision for income taxes	75	74	97
Net income	279	367	460
Net income attributable to noncontrolling interests	9	4	4
Net income attributable to IFF stockholders	270	363	456
Other comprehensive income (loss):
Foreign currency translation adjustments	(848)	88	24
Gains (losses) on derivatives qualifying as hedges	8	(9)	(3)
Pension and postretirement liability adjustment	115	(60)	(36)
Other comprehensive income (loss)	(725)	19	(15)
Comprehensive income (loss) attributable to IFF stockholders	$(455)	$382	$441

Net income per share — basic	$1.11	$3.25	$4.05
Net income per share — diluted	$1.10	$3.21	$4.00
Average number of shares outstanding - basic	243	112	112
Average number of shares outstanding - diluted	243	114	113

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(DOLLARS IN MILLIONS)	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$711	$650
Restricted cash	4	7
Receivables:
Trade	1,952	950
Allowance for doubtful accounts	(46)	(21)
Inventories	2,516	1,132
Assets held for sale	1,122	—
Prepaid expenses and other current assets	728	342
Total Current Assets	6,987	3,060
Property, plant and equipment, net	4,368	1,458
Goodwill	16,414	5,593
Other intangible assets, net	10,506	2,727
Operating lease right-of-use assets	767	299
Other assets	616	418
Total Assets	$39,658	$13,555
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings, overdrafts and current portion of long-term debt	$308	$634
Commercial paper	324	—
Accounts payable	1,532	556
Accrued payroll and bonus	335	133
Dividends payable	201	82
Liabilities held for sale	101	—
Other current liabilities	832	499
Total Current Liabilities	3,633	1,904
Other Liabilities:
Long-term debt	10,768	3,779
Retirement liabilities	385	326
Deferred income taxes	2,518	593
Operating lease liabilities	670	265
Other liabilities	462	268
Total Other Liabilities	14,803	5,231
Commitments and Contingencies (Note 19)
Redeemable noncontrolling interests	105	98
Shareholders’ Equity:
Common stock 12 1/2¢ par value; 500,000,000 shares authorized; 275,726,629 and 128,526,137 shares issued as of December 31, 2021 and December 31, 2020, respectively; and 254,573,984 and 106,937,990 shares outstanding as of December 31, 2021 and December 31, 2020, respectively	35	16
Capital in excess of par value	19,826	3,853
Retained earnings	3,641	4,156
Accumulated other comprehensive loss:
Cumulative translation adjustments	(1,133)	(285)
Accumulated gains (losses) on derivatives qualifying as hedges	1	(7)
Pension and postretirement liability adjustment	(291)	(406)
Treasury stock, at cost (21,152,645 and 21,588,147 shares as of December 31, 2021 and December 31, 2020, respectively)	(997)	(1,017)
Total Shareholders’ Equity	21,082	6,310
Noncontrolling interest	35	12
Total Shareholders’ Equity including Noncontrolling interest	21,117	6,322
Total Liabilities and Shareholders’ Equity	$39,658	$13,555

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(DOLLARS IN MILLIONS)	2021	2020	2019
Cash flows from operating activities:
Net income	$279	$367	$460
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,156	325	323
Deferred income taxes	(236)	(68)	(59)
(Gains) losses on sale of assets	(1)	4	2
Stock-based compensation	54	36	34
Pension contributions	(37)	(24)	(24)
Amortization of inventory step-up	368	—	—
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(169)	(61)	60
Inventories	(363)	18	(62)
Accounts payable	419	28	55
Accruals for incentive compensation	96	44	(22)
Other current payables and accrued expenses	4	57	5
Other assets/liabilities, net	(133)	(12)	(73)
Net cash provided by operating activities	1,437	714	699
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	—	—	(49)
Additions to property, plant and equipment	(393)	(192)	(236)
Additions to intangible assets	(4)	—	(6)
Proceeds from disposal of assets	18	17	42
Proceeds from unwinding of cross currency swap derivative instruments	—	—	26
Cash provided by the Merger with N&B	246	—	—
Proceeds received from sale of business	115	—	—
Contingent consideration paid	—	—	(5)
Maturity of net investment hedges	—	(14)	—
Proceeds from life insurance contracts	—	2	2
Net cash used in investing activities	(18)	(187)	(226)
Cash flows from financing activities:
Cash dividends paid to shareholders	(667)	(323)	(314)
Dividends paid to redeemable noncontrolling interest	(2)	—	—
Decrease in revolving credit facility and short term borrowing	(105)	—	(1)
Proceeds from issuance of commercial paper	324	—	—
Deferred financing costs	(3)	(3)	—
Repayments of long-term debt	(828)	(347)	(155)
Purchases of redeemable noncontrolling interest	—	(22)	—
Proceeds from issuance of long-term debt	3	200	—
Contingent consideration paid	(14)	(9)	(24)
Proceeds from issuance of stock in connection with stock options	9	—	—
Employee withholding taxes paid	(21)	(8)	(11)
Net cash used in financing activities	(1,304)	(512)	(505)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(59)	21	7
Net change in cash, cash equivalents and restricted cash	56	36	(25)
Cash, cash equivalents and restricted cash at beginning of year	660	624	649
Cash, cash equivalents and restricted cash at end of year	$716	$660	$624
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$310	$128	$134
Income taxes paid	289	133	126
Accrued capital expenditures	117	41	39
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at December 31, 2018	128,526,137	$16	$3,794	$3,956	$(702)	(21,906,935)	$(1,031)	$10	$6,043
Net income				456				4	460
Adoption of ASU 2016-02				23					23
Adoption of ASU 2017-12				(1)	1				—
Cumulative translation adjustment					23				23
Losses on derivatives qualifying as hedges; net of tax ($1)					(3)				(3)
Pension liability and postretirement adjustment; net of tax ($8)					(36)				(36)
Cash dividends declared ($2.96 per share)				(316)					(316)
Stock options/SSARs			7			14,346	1		8
Vested restricted stock units and awards			(10)			153,751	7		(3)
Stock-based compensation			34						34
Redeemable NCI			(2)						(2)
Dividends on noncontrolling interest and other				—				(2)	(2)
Balance at December 31, 2019	128,526,137	$16	$3,823	$4,118	$(717)	(21,738,838)	$(1,023)	$12	$6,229
Net income				363				1	364
Cumulative translation adjustment					88				88
Losses on derivatives qualifying as hedges; net of tax $1					(9)				(9)
Pension liability and postretirement adjustment; net of tax ($9)					(60)				(60)
Cash dividends declared ($3.04 per share)				(325)					(325)
Stock options/SSARs			—			57,652	3		3
Vested restricted stock units and awards			(8)			93,039	3		(5)
Stock-based compensation			36						36
Redeemable NCI			2						2
Dividends on noncontrolling interest and other								(1)	(1)
Balance at December 31, 2020	128,526,137	$16	$3,853	$4,156	$(698)	(21,588,147)	$(1,017)	$12	$6,322
Net income				270				3	273
Cumulative translation adjustment					(848)				(848)
Gain on derivatives qualifying as hedges; net of tax ($1)					8				8
Pension liability and postretirement adjustment; net of tax ($4)					115				115
Cash dividends declared ($3.12 per share)				(785)					(785)
Stock options/SSARs			4			159,222	7		11
Impact of N&B Merger	141,740,461	18	15,936					22	15,976
Conversion of tangible equity units	5,460,031	1	(1)						—
Vested restricted stock units and awards			(18)			276,280	13		(5)
Stock-based compensation			54						54
Redeemable NCI			(2)						(2)
Dividends on noncontrolling interest and other								(2)	(2)
Balance at December 31, 2021	275,726,629	$35	$19,826	$3,641	$(1,423)	(21,152,645)	$(997)	$35	$21,117

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
Basis of Presentation
On February 1, 2021 (the “Closing Date”), the Company completed the combination (the “Merger”) of IFF and DuPont de Nemours, Inc (“DuPont”) nutrition and biosciences business (the “N&B Business”), which had been transferred to Nutrition and Biosciences, Inc., a Delaware corporation and wholly owned subsidiary of DuPont ("N&B") in a Reverse Morris Trust transaction. See Note 3 for additional information. As a result, the Company’s Consolidated Financial Statements for the period ended December 31, 2021 reflect the results of N&B from the Closing Date, whereas the Company’s Consolidated Financial Statements for the periods ended December 31, 2020 and 2019 do not.
In the current year, the Company has changed its presentation from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior year disclosed amounts.
Certain reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation.
Fiscal Year End
Effective 2021, the Company changed its fiscal year end from a 52/53-week fiscal year ending on the Friday closest to the last day of the quarter, to a calendar year of the twelve-month period from January 1 to December 31. The Company elected to change its fiscal year end in connection with the Merger with N&B to align the Company’s fiscal year with N&B’s. The 2021 fiscal year was a 52 week period, the 2020 fiscal year was a 52 week period and the 2019 fiscal year was a 53 week period. The impact of the additional week in 2019 on revenue and net income was not material. For ease of presentation, December 31 is used consistently throughout the financial statements and notes to represent the period-end date. For the 2021, 2020 and 2019 fiscal years, the actual closing dates were December 31, January 1, and January 3, respectively.
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
Revenue Recognition
The Company recognizes revenue from contracts with customers when the contract or purchase order has received approval and commitment from both parties, has the rights of the parties and payment terms (which can vary by customer) identified, has commercial substance, and collectability of consideration is probable. In addition, the control of the promised goods is transferred to the customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods. Sales, value added, and other taxes the Company collects are excluded from revenues. The Company receives payment in accordance with standard customer terms.

Sales are reduced, at the time revenue is recognized, for applicable discounts, rebates and sales allowances based on historical experience. Related accruals are included in Other current liabilities in the accompanying Consolidated Balance Sheets. The Company considers shipping and handling activities undertaken after the customer has obtained control of the related goods as a fulfillment activity. Net sales include shipping and handling charges billed to customers. Cost of goods sold includes all costs incurred in connection with shipping and handling.
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
As of December 31, 2021 and 2020, the Company's gross accounts receivable was $1.952 billion and $950 million, respectively. The Company's contract assets and contract liabilities as of December 31, 2021 and 2020 were not material.
Foreign Currency Translation
The Company translates the assets and liabilities of non-U.S. subsidiaries into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Cumulative translation adjustments are shown as a separate component of Shareholders’ Equity.
Research and Development
Research and development (“R&D”) expenses relate to the development of new and improved products, technical product support and compliance with governmental regulation. All research and development costs are expensed as incurred.
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with maturities of three months or less at date of purchase.
Restricted Cash
Restricted cash is comprised of cash or cash equivalents which has been placed into an account that is restricted for a specific use and from which the Company cannot withdraw the cash on demand.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Company's statement of cash flows periods ended December 31, 2021, 2020 and 2019 to the amounts reported in the Company's balance sheet as at December 31, 2021, 2020 and 2019.

(DOLLARS IN MILLIONS)	December 31, 2021	December 31, 2020	December 31, 2019
Current assets
Cash and cash equivalents	$711	$650	$607
Restricted cash	4	7	17
Noncurrent assets
Restricted cash included in Other assets	1	3	—
Cash, cash equivalents and restricted cash	$716	$660	$624
Accounts Receivable
The Company has certain factoring agreements in the U.S. and The Netherlands under which it can factor up to approximately $250 million of its trade receivables. The factoring agreements supplement the Company's existing factoring programs that are sponsored by certain customers. Under all of the arrangements, the Company sells the trade receivables on a non-recourse basis to unrelated financial institutions and accounts for the transactions as sales of receivables. The applicable receivables are removed from the Company's Consolidated Balance Sheets when the cash proceeds are received by the Company.
The impact on cash provided by operations from participating in these programs was an increase of approximately $19 million, $43 million and $38 million in 2021, 2020 and 2019, respectively, compared to each respective prior year period. The cost of participating in these programs was approximately $6 million, $4 million, and $7 million in 2021, 2020, and 2019, respectively and is included as a component of interest expense.

Inventories
Inventories are stated at the lower of cost (on a weighted-average basis) or net realizable value. The Company's inventories consisted of the following:

	December 31,
(DOLLARS IN MILLIONS)	2021	2020
Raw materials	$854	$566
Work in process	287	38
Finished goods	1,375	528
Total	$2,516	$1,132
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
The Company identifies their reporting units by assessing whether the components of their reporting segments constitute businesses for which discrete financial information is available and management of each reporting unit regularly reviews the operating results of those components. The Company has identified seven reporting units under the Nourish, Health & Biosciences, Scent and Pharma Solutions segments: (1) Nourish, (2) Fragrance Compounds, (3) Fragrance Ingredients, (4) Cosmetic Actives, (5) Health & Biosciences, (6) Microbial Control and (7) Pharma Solutions. These reporting units were determined based on the level at which the performance is measured and reviewed by segment management. In cases where the components of an operating segment have similar economic characteristics, they are aggregated into a single reporting unit.
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

The Company records all derivative financial instruments on the balance sheet at fair value. Changes in a derivative’s fair value are recognized in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in Net income. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in Accumulated other comprehensive income ("AOCI") in the accompanying Consolidated Balance Sheets and are subsequently recognized in Net income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges, if any, are recognized as a charge or credit to earnings.
Software Costs
The Company capitalizes direct internal and external development costs for certain significant projects associated with internal-use software and amortizes these costs over seven years. Neither preliminary evaluation costs nor costs associated with the software after implementation are capitalized. Costs related to projects that are not significant are expensed as incurred.
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
Basic earnings (loss) per share represents the amount of earnings for the period available to each share of common stock outstanding during the period. Basic earnings (loss) per share includes the effect of issuing shares of common stock assuming (i) the prepaid stock purchase contracts (“SPCs”) are converted into the minimum number of shares of common stock under the if-converted method, and (ii) an adjustment to earnings (loss) to reflect adjustments made to record the redeemable value of redeemable noncontrolling interests. Diluted earnings (loss) per share also includes the effect of issuing shares of common stock, assuming (i) stock options and warrants are exercised, (ii) restricted stock units are fully vested under the treasury stock method, and (iii) the incremental effect of the prepaid SPCs converted into the maximum number of shares of common stock under the if-converted method.
Stock-Based Compensation
Compensation cost of all stock-based awards is measured at fair value on the date of grant and recognized over the service period for which awards are expected to vest. The cost of such stock-based awards is principally recognized on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.
Financing Costs
Costs incurred in the issuance of debt are deferred and amortized as part of interest expense over the stated life of the applicable debt instrument. Unamortized deferred financing costs relating to debt are presented as a reduction in the amount of debt outstanding on the Consolidated Balance Sheets. Unamortized deferred financing costs relating to the revolving credit facility are recorded in Other assets on the Consolidated Balance Sheets.
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
Recent Accounting Pronouncements
In November 2021, the FASB issued Accounting Standards Update ("ASU") 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance." The ASU requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This guidance is effective for all entities for annual periods beginning after December 15, 2021 and early adoption is permitted. The Company is currently evaluating the impact of this guidance, but does not expect this guidance to have a material impact on its Consolidated Financial Statements.

In October 2021, the FASB issued Accounting Standards Update ("ASU") 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." The ASU is intended to provide specific guidance on how to recognize and measure acquired contract assets and liabilities from revenue contracts in a business combination. An acquirer needs to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied Topic 606 to determine what to record for the acquired revenue contracts. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this guidance, but does not expect this guidance to have a material impact on its Consolidated Financial Statements.
In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU is intended to simplify various aspects related to the cessation of reference rates in certain financial markets that would otherwise create modification accounting or changes in estimate. This guidance is effective for the period from March 12, 2020 to December 31, 2022. In January 2021, the FASB issued the subsequent amendment Accounting Standards Update ("ASU") 2021-01, "Reference Rate Reform (Topic 848): Scope" to the initial guidance. Alternative reference rates that are more observable or transaction based have been identified and are being transitioned to in numerous jurisdictions globally, such as a receive-variable-rate, pay-variable-rate cross currency interest rate swap. This guidance is effective immediately for all entities, but does not apply to any contract modifications or new hedging relationships entered into after December 31, 2022. This guidance was adopted and does not have a material impact on the Company's Consolidated Financial Statements.
In October 2020, the FASB issued Accounting Standards Updates ("ASU") 2020-09, "Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762" and 2020-10, "Codification Improvements." ASU 2020-09 is intended to amend and supersede various SEC paragraphs pursuant to the issuance of SEC Release No. 33-10762 and is effective on January 4, 2021. ASU 2020-10 is intended to improve the consistency of the FASB Accounting Standards Codification ("Codification") and clarify guidance by including all disclosure guidance in the appropriate Disclosure Section of the Codification to help reduce the likelihood that disclosure requirements would be missed. ASU 2020-10 is effective for fiscal years beginning after December 15, 2020, and early adoption is permitted for any annual or interim period within those fiscal years. The Company has determined that neither guidance will have an impact on its Consolidated Financial Statements and will have a minimal impact on its disclosures.
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
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", with subsequent amendments, which requires issuers to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. The Company adopted the guidance effective the first day of its 2020 fiscal year and performed an evaluation of the applicable criteria, including the aging of its trade receivables, recent write-off history and other factors related to future macroeconomic conditions. As a result of the evaluation, the Company determined that no adjustment was required to the level of its allowances for bad debts or to the carrying value of any other financial asset. The Company is exposed to credit losses primarily through its sales of products. To determine the appropriate allowance for expected credit losses, the Company considers certain credit quality indicators, such as aging, collection history, and creditworthiness of debtors. Regional and Global Credit committees review and approve specific customer allowance reserves. The allowance for expected credit losses is primarily based on two factors: i) the aging of the different categories of trade receivables, and ii) a specific reserve for accounts identified as uncollectable. The Company also considers current and future economic conditions in the determination of the allowance. At December 31, 2021, the Company reported $1.906 billion of trade receivables, net of allowances of $46 million. Based on the aging analysis as of December 31, 2021, approximately 91% of our accounts receivable were current based on the payment terms of the invoice. Receivables that are past due by over 365 days account for approximately 1% of our accounts receivable.

The following is a rollforward of the Company's allowances for bad debts for the year of 2021:

(DOLLARS IN MILLIONS)	Allowance for Bad Debts
Balance at December 31, 2020	$21
Bad debt expense	6
Write-offs	(1)
Other adjustments(1)	20
Balance at December 31, 2021	$46
_______________________
(1)The adjustment to allowances for bad debts was a result of purchase price allocation related to the Merger with N&B.

NOTE 2.    RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges primarily consist of separation costs for employees including severance, outplacement and other benefit ("Severance") costs as well as costs related to plant closures, principally related to fixed assets write-downs ("Fixed asset write-down") and all other related restructuring ("Other") costs. All restructuring and other charges, net expenses are separately stated on the Consolidated Statements of Income and Comprehensive Income (Loss).
Frutarom Integration Initiative
In connection with the acquisition of Frutarom, the Company has been executing an integration plan that, among other initiatives, seeks to optimize its manufacturing network (the "Frutarom Integration Initiative"). As part of the Frutarom Integration Initiative, the Company now expects to close approximately 30 manufacturing sites with most of the closures targeted to occur by the end of 2022. Between 2019 and 2020, the Company completed the closure of 21 sites. During 2021, the Company completed the closure of one site. Since the inception of the initiative through 2021, the Company has expensed $37 million. Total costs for the program are expected to be approximately $42 million including cash and non-cash charges through 2022.
2019 Severance Program
During 2019, the Company incurred severance charges related to approximately 190 headcount reductions, excluding those previously mentioned under the Frutarom Integration Initiative. The headcount reductions primarily related to the Scent business unit with additional amounts related to headcount reductions in all business units associated with the establishment of a new shared service center in Europe. Since the inception of the program, the Company has expensed approximately $20 million. As of December 31, 2021, the program is largely complete.
2017 Productivity Program
In connection with 2017 Productivity Program, the Company recorded $24 million of charges related to personnel costs and lease termination costs since the program's inception. As of December 31, 2021, the program is completed.
Other Restructuring Charges
Between 2020 and 2021, the Company incurred charges of approximately $4 million, primarily related to the severance costs in connection with the closure of a facility in Germany.
N&B Merger Restructuring Liability
For 2021, the Company incurred approximately $30 million of charges primarily related to severance for approximately 200 headcount reductions that have occurred in 2021.

Changes in Restructuring Liability
Movements in severance-related accruals during 2019, 2020 and 2021 are as follows:

(DOLLARS IN MILLIONS)	Balance at January 1, 2019	Additional Charges (Reversals), Net	Non-Cash Charges	Cash Payments	Balance at December 31, 2019
2017 Productivity Program
Severance	$4	$(2)	$—	$(1)	$1
Other(1)	1	—	—	(1)	—
Frutarom Integration Initiative
Severance	—	6	—	(2)	4
Fixed asset write down	—	1	(1)	—	—
Other(1)	—	4	—	(1)	3
2019 Severance Program
Severance	—	21	—	(8)	13
Total restructuring	$5	$30	$(1)	$(13)	$21

(DOLLARS IN MILLIONS)	Balance at January 1, 2020	Additional Charges (Reversals), Net	Non-Cash Charges	Cash Payments	Balance at December 31, 2020
2017 Productivity Program
Severance	$1	$(1)	$—	$—	$—
Frutarom Integration Initiative
Severance	4	2	—	(3)	3
Fixed asset write down	—	12	(12)	—	—
Other(1)	3	2	—	(2)	3
2019 Severance Program
Severance	13	(1)	—	(6)	6
Other Restructuring Charges
Severance	—	3	—	(1)	2
Total restructuring	$21	$17	$(12)	$(12)	$14

(DOLLARS IN MILLIONS)	Balance at January 1, 2021	Additional Charges (Reversals), Net	Non-Cash Charges	Cash Payments	Balance at December 31, 2021
Frutarom Integration Initiative
Severance	$3	$5	$—	$(3)	$5
Fixed asset write down	—	5	(5)	—	—
Other(1)	3	—	—	—	3
2019 Severance Program
Severance	6	—	—	(1)	5
Other Restructuring Charges
Severance	2	—	—	(1)	1
Other(2)	—	1	—	(1)	—
N&B Merger Restructuring Liability
Severance	—	27	—	(12)	15
Other(3)	—	3	(3)	—	—
Total restructuring	$14	$41	$(8)	$(18)	$29
_______________________
(1)Includes supplier contract termination costs, consulting and advisory fees.

(2)Includes charges related to legal settlement costs.
(3)Includes lease impairment charges incurred from the Merger with N&B.
Charges by Segment
The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	December 31,
(DOLLARS IN MILLIONS)	2021	2020	2019
Nourish	$32	$10	$17
Health & Biosciences	5	—	1
Scent	3	7	12
Pharma Solutions	1	—	—
Total Restructuring and other charges	$41	$17	$30

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
The Merger was accounted for using the purchase method of accounting in accordance with ASC Topic 805, Business Combinations, with IFF identified as the acquirer. As a result of the Merger, N&B’s assets, liabilities and the operating results of N&B were included in the Company’s financial statements from the Closing Date. N&B contributed net sales of approximately $6.084 billion and net income of approximately $11 million for the year ended December 31, 2021, which includes the effects of purchase accounting adjustments, primarily related to changes in amortization of intangible assets, depreciation of property, plant and equipment and amortization of stepped up inventory.
Prior to the Distribution, N&B incurred new indebtedness in the form of term loans and senior notes in an aggregate principal amount of $7.500 billion to pay the Special Cash Payments made to DuPont stockholders. See Note 9 for additional information regarding the new term loans and senior notes incurred by N&B and subsequently assumed by IFF.
Purchase Price
The following table summarizes the aggregate purchase price consideration paid to acquire N&B (in millions, except share and per share data):

(DOLLARS IN MILLIONS)
Fair value of common stock issued to DuPont stockholders(1)	$15,929
Fair value attributable to pre-merger service for replacement equity awards(2)	25
Pension funding adjustment(3)	(12)
Total purchase consideration	$15,942
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

(2)At the time of the Transactions, each outstanding stock option, cash-settled stock appreciation right (“SAR”), restricted stock unit (“RSU”) award, and restricted stock award (“RSA”) with respect to DuPont common stock held by employees of N&B were canceled and converted into similar classes of equity awards of IFF’s Class A Common Stock. Further, each outstanding Performance Share Unit (“PSU”) award with respect to DuPont common stock held by employees of N&B were canceled and converted into IFF’s RSU awards. The conversion was based on the ratio of the volume-weighted average per share closing price of DuPont stock on the twenty trading days prior to the Closing Date and IFF’s stock on the twenty trading days following the Closing Date. The fair value of replacement equity-based awards attributable to pre-Merger service was recorded as part of the consideration transferred in the Merger (see Note 13 for additional information).
(3)The Merger related agreements provided that if the net pension balance of N&B as of the Closing Date differs from $220 million, such differential amount will be settled in cash. The Company has estimated the amount that it will receive and, accordingly, made an adjustment of $12 million to the total purchase consideration.
Purchase Price Allocation
The Merger with N&B was accounted for under the acquisition method under which the Company allocated the purchase consideration to the tangible net assets and identifiable assets acquired based on estimated fair values at the Closing Date, and recorded the excess of consideration over the fair values of net assets acquired as goodwill. The purchase price allocation was finalized as of the end of 2021 when the Company finalized the valuation of the acquired property, plant and equipment, goodwill, intangible assets (trade names, customer relationships, IPR&D, and technological know-how), inventory and leases, in addition to ensuring all other assets and liabilities and contingencies have been identified and recorded. Further, the assessment of certain contingencies including loss contracts and environmental liabilities, pension and postretirement benefit obligations and taxes has been completed. Additionally, in connection with finalizing the purchase price allocation, the Company finalized the projected combined future tax rate to be applied to the valuation of assets and recorded the applicable adjustments to the values of goodwill and intangible assets.
The following table summarizes the fair values of the assets acquired and liabilities assumed as of February 1, 2021, presenting both the preliminary and final purchase price allocations:

(DOLLARS IN MILLIONS)	Preliminary Estimated Fair Value as Reported in the First Quarter of 2021	Measurement Period Adjustments (1)(2)	As Reported in the Fourth Quarter of 2021
Cash and cash equivalents	$207	$(14)	$193
Receivables	962	(9)	953
Inventory	1,615	(25)	1,590
Prepaid expenses and other current assets	342	32	374
Property, plant and equipment	3,242	(176)	3,066
Deferred income taxes	75	8	83
Intangible assets	9,176	47	9,223
Other assets	702	116	818
Accounts payable and accrued liabilities	(1,028)	(51)	(1,079)
Accrued payroll and employee benefits	(163)	15	(148)
Deferred tax liabilities(3)	(2,369)	(26)	(2,395)
Long-term debt	(7,636)	—	(7,636)
Other long-term liabilities	(907)	12	(895)
Total identifiable net assets assumed	4,218	(71)	4,147
Non-controlling interest	(26)	4	(22)
Goodwill(4)	11,762	55	11,817
Purchase price	$15,954	$(12)	$15,942
_______________________
(1)The preliminary fair value purchase price allocation of the assets and liabilities acquired in the N&B Merger as reported in the first quarter of 2021 were updated during the nine months ended December 31, 2021 to reflect updated fair values for intangible assets, property, plant and equipment, equity method investments and inventory. In addition, the carrying amounts of certain assets and liabilities were updated based on additional analysis of acquired assets and liabilities that existed at the Closing Date.
(2)During the fourth quarter of 2021, the Company recorded an adjustment to reflect the receipt of approximately $53 million in cash from DuPont as a result of finalization of adjustments to the Special Cash Payment paid to DuPont by N&B, prior to the close of the Transactions.
(3)The change to deferred tax liabilities was primarily a result of the finalization of the jurisdictional allocation of the tangible and intangible assets. All measurement period adjustments were offset against goodwill.

(4)The cumulative impact of the adjustments during the nine months ended December 31, 2021 resulted in a $55 million increase to goodwill.
Acquired inventory is comprised of finished goods, work in process and raw materials. The fair value of finished goods was calculated as the estimated selling price, adjusted for costs of the selling effort and a reasonable profit allowance relating to the selling effort. The fair value of work in process inventory was primarily calculated as the estimated selling price, adjusted for estimated costs to complete the manufacturing, estimated costs of the selling effort, as well as a reasonable profit margin on the remaining manufacturing and selling effort. The fair value of raw materials and supplies was determined based on replacement cost which approximates historical carrying value. The fair value step-up has been amortized to “Cost of goods sold” in the Consolidated Statements of Income and Comprehensive Income (Loss) as the inventory was sold.
The fair value of property, plant and equipment was primarily calculated using the cost approach, which determines the replacement costs for the assets and adjusts it for their age and condition. The fair value of the land assets was determined via the sales comparison approach.
The long-term debt assumed is comprised of a Term Loan Facility and Notes. The fair value of the Notes was determined on the basis of unadjusted quoted prices on an over-the-counter market. The fair value of the long-term debt assumed as part of the Term Loan Facility is based on the total indebtedness at the time of closing the Merger. See Note 9 for additional information regarding the new term loans and senior notes incurred by N&B and subsequently assumed by IFF.
The Company has recognized $11.817 billion of goodwill to date in connection with the N&B Merger, which is in part attributable to expected synergies generated by the integration of N&B including cross-selling benefits as well as cost synergies. Substantially all of the goodwill is not deductible for income tax purposes. Goodwill of $2.900 billion, $6.712 billion, $876 million and $1.329 billion has been allocated to the Nourish, Health & Biosciences, Scent and Pharma Solutions segments, respectively.
The fair value and useful lives of the identifiable intangible assets assumed as of February 1, 2021 are as follows:

(DOLLARS IN MILLIONS)	Amounts	Useful Lives
Indefinite lived intangible assets
In-process research and development	$13	Indefinite
Finite lived intangible assets
Trade names	261	4 to 22 years
Customer relationships	6,734	11 to 27 years
Technological know-how	2,194	5 to 18 years
Other	21	2 years
Total finite lived intangible assets	9,210
Total	$9,223
The fair value of intangible assets is generally determined using an income method (specifically, for customer relationships, the multi-period excess earnings method), which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other market participants, and include the amount and timing of future cash flows (including revenue growth rates, gross margins and operating expenses), royalty rates used in the relief from royalty method, customer attrition rates, product obsolescence factors, a brand’s relative market position and the discount rates applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions. Determining the useful life of an intangible asset also requires significant judgment. Trade names, customer relationships and technological know-hows are expected to have finite lives. The costs of finite-lived intangible assets are amortized through expense over their estimated lives.
Lease liabilities, included in “Other current liabilities” and “Operating lease liabilities” in the Consolidated Balance Sheets, at the Closing Date, are remeasured at the present value of the future minimum lease payments over the remaining lease term and the incremental borrowing rate of the Company as if the acquired leases were new leases as of the Closing Date. Right-of-use assets included in "Operating lease right-of-use assets" in the Consolidated Balance Sheets as of the Closing Date, are equal to the amount of the lease liability at the Closing Date, adjusted for any fair value adjustments for off-market leases. The Company reviewed the acquired leases and applied a $15 million adjustment to reflect off-market leases. The remaining lease term is based on the remaining term at the Closing Date plus any renewal or extension options that the Company is reasonably certain will be exercised.
Net defined benefit plan liabilities were recognized based on appropriate actuarial assumptions and asset valuations as of the Closing Date and, accordingly, liabilities of approximately $221 million were recorded.

The Company accrued approximately $75 million related to certain product liability and legal contingencies for which it was determined that a liability existed at the Closing Date. Of this amount, approximately $61 million was related to the finding of certain grades of microcrystalline cellulose (Avicel® PH 101, 102, and 200 NF and Avicel® RC-591 NF) being out-of-specification. See Note 19 for additional information.
The deferred income tax assets and liabilities include the expected future federal, state and foreign tax consequences associated with temporary differences between the fair values of the assets acquired and liabilities assumed and the respective tax bases. Tax rates utilized in calculating deferred income taxes generally represent the enacted statutory tax rates at the effective date of the Merger in the jurisdictions in which legal title of the underlying asset or liability resides. See Note 10 for additional information related to income taxes.
The Company incurred transaction-related costs of approximately $91 million, $29 million and $21 million in 2021, 2020 and 2019, respectively. The transaction-related costs primarily consisted of merger and acquisition advisory, legal and professional fees in 2021 and legal and professional fees in 2020 and 2019.
Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined results of operations of IFF and N&B as if the Merger had been completed as of the prior fiscal year, or January 1, 2020. The unaudited pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the Merger and related borrowings had taken place on January 1, 2020, nor are they indicative of future results. The unaudited pro forma financial information for the year ended December 31, 2021 includes IFF results, including the post-Merger results of N&B, since February 1, 2021, and pre-Merger results of N&B for the period January 1, 2021 through January 31, 2021.
The unaudited pro forma results for the year ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
(DOLLARS IN MILLIONS)	2021	2020
Unaudited pro forma net sales	$12,163	$11,143
Unaudited pro forma net income attributable to the Company	687	192
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

NOTE 4.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of the following amounts:

(DOLLARS IN MILLIONS)	December 31,
	2021	2020
Asset Type
Land	$223	$84
Buildings and improvements	1,764	932
Machinery and equipment	3,442	1,525
Information technology	271	251
Construction in process	461	136
Total Property, Plant and Equipment	6,161	2,928
Accumulated depreciation	(1,793)	(1,470)
Total Property, Plant and Equipment, Net	$4,368	$1,458
Depreciation expense was $424 million, $132 million and $130 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 5.     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
In the first quarter of 2021, in connection to the Merger, the Company reorganized its reporting structure. In connection with this reorganization, goodwill was reassigned among reporting units using a relative fair value approach based on the fair value of the elements transferred and the fair value of the elements remaining within the original reporting units. The Company tested goodwill for impairment on a pre-reorganization basis and determined there was no impairment for the affected reporting units. In connection with the reorganization, $985 million of goodwill previously included in the legacy Taste segment, now the Nourish segment, was moved to the Scent and Health & Biosciences segments amounting to $257 million and $728 million, respectively.
Movements in goodwill attributable to each reportable segment during the years ended December 31, 2020 and 2021 were as follows:

(DOLLARS IN MILLIONS)	Nourish	Health & Biosciences	Scent	Pharma Solutions	Total
Balance at December 31, 2019	$4,873	$—	$624	$—	$5,497
Measurement period adjustment(1)	(15)	—	—	—	(15)
Foreign exchange	86	—	25	—	111
Reallocation	(85)	—	85	—	—
Balance at December 31, 2020	4,859	—	734	—	5,593
Acquisitions(2)	2,900	6,712	876	1,329	11,817
Transferred to assets held for sale	—	(536)	—	—	(536)
Reduction from business divestiture	(27)	—	—	—	(27)
Foreign exchange	(192)	(155)	(39)	(47)	(433)
Reallocation	(985)	728	257	—	—
Balance at December 31, 2021	$6,555	$6,749	$1,828	$1,282	$16,414
_______________________
(1)Measurement period adjustments relate to the 2019 Acquisition Activity.
(2)Acquisitions relate to the Merger with N&B. See Note 3 for additional information.
Annual Goodwill Impairment Test
For the annual impairment test as of November 30, 2021, the Company utilized Step 0 of the guidance in ASC Topic 350, Intangibles – Goodwill and Other, which allows for the assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Based on a review of qualitative factors, the Company determined that for four of the reporting units, a quantitative (Step 1) impairment analysis was not necessary to determine if the carrying values of the reporting unit exceeded their fair values. For the other three reporting units (Nourish, Health & Biosciences and Pharma Solutions), the Company determined that a Step 1 test was necessary.
The Company assessed the fair value of the reporting units primarily using an income approach. Under the income approach, the Company determines the fair value by using a discounted cash flow method at a rate of return that reflects the relative risk of the projected future cash flows of each reporting unit, as well as a terminal value. The Company uses the most current actual and forecasted operating data available. Key estimates and assumptions used in these valuations include revenue growth rates and gross margins based on internal forecasts and historical operating trends of the Company, and discount rates.
In performing the quantitative impairment test, the Company determined that the fair value of the three reporting units exceeded their carrying values and, taken together with the results of the qualitative test, we determined that there was no impairment of goodwill at any of the Company's seven reporting units in 2021. Based on the quantitative impairment test performed at November 30, 2021, the Company determined that the excess of fair values over their respective carrying values were 62%, 44% and 29% for the Nourish, Health & Biosciences and Pharma Solutions reporting units, respectively.
If current long-term projections for these reporting units are not realized or materially decrease, the Company may be required to write-off all or a portion of the goodwill. Such charge could have a material effect on the Consolidated Statements of Operations and Balance Sheets.

Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	December 31,
(DOLLARS IN MILLIONS)	2021	2020
Asset Type
Customer relationships	$8,935	$2,728
Technological know-how	2,494	479
Trade names & patents	411	187
Other	50	38
Total carrying value	11,890	3,432
Accumulated Amortization
Customer relationships	(887)	(470)
Technological know-how	(388)	(168)
Trade names & patents	(68)	(38)
Other	(41)	(29)
Total accumulated amortization	(1,384)	(705)
Other intangible assets, net	$10,506	$2,727
Amortization expense, which includes the amortization of all intangible assets, was $732 million for the year ended December 31, 2021 and $193 million for both the years ended December 31, 2020 and 2019. Amortization expense for the next five years and thereafter, based on valuations and determinations of useful lives, is expected to be as follows:

	December 31,
(DOLLARS IN MILLIONS)	2022	2023	2024	2025	2026
Estimated future intangible amortization expense	$758	$749	$748	$746	$743

NOTE 6.    OTHER CURRENT ASSETS AND LIABILITIES, AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following amounts:

	December 31,
(DOLLARS IN MILLIONS)	2021	2020
Value-added tax receivable	$178	$93
Income tax receivable	131	100
Prepaid expenses	288	100
Other	131	49
Total	$728	$342
Other assets consisted of the following amounts:

	December 31,
(DOLLARS IN MILLIONS)	2021	2020
Finance lease right-of-use assets	$21	$8
Deferred income taxes	82	197
Overfunded pension plans	136	101
Cash surrender value of life insurance contracts	52	49
Equity method investments	86	5
Other(1)	239	58
Total	$616	$418
_______________________
(1)Includes land usage rights in China and long term deposits.

Other current liabilities consisted of the following amounts:

	December 31,
(DOLLARS IN MILLIONS)	2021	2020
Rebates and incentives payable	$113	$64
Value-added tax payable	50	20
Interest payable	48	29
Current pension and other postretirement benefit obligation	11	13
Accrued insurance (including workers’ compensation)	10	11
Earn outs payable	—	14
Restructuring and other charges	29	14
Current operating lease obligation	109	41
Current financing lease obligation	5	3
Accrued income taxes	94	42
Other accounts payable and accrued expenses payable	270	160
Other	93	88
Total	$832	$499

NOTE 7.    LEASES
The Company has leases for corporate offices, manufacturing facilities, research and development facilities, and certain transportation and office equipment, the majority of which are operating leases. The Company's leases have remaining lease terms of up to 40 years, some of which include options to extend the leases for up to 5 years.
The components of lease expense were as follows:

	December 31,
(DOLLARS IN MILLIONS)	2021	2020
Operating lease cost	$168	$62
Financing lease cost	7	4
Supplemental cash flow information related to leases was as follows:

	December 31,
(DOLLARS IN MILLIONS)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flow for operating leases	$129	$52
Financing cash flow for finance leases	6	4
Right-of-use assets obtained in exchange for lease obligations
Operating leases	88	63
Finance leases	15	6

Supplemental balance sheet information related to leases was as follows:

	December 31,
(DOLLARS IN MILLIONS)	2021	2020
Operating Leases
Operating lease right-of-use assets	$767	$299

Current operating lease obligations(2)	109	41
Operating lease liabilities	670	265
Total operating lease liabilities	$779	$306
Financing Leases
Financing lease right-of-use assets(1)	$21	$8

Current financing lease obligations(2)	5	3
Financing lease liabilities(3)	15	4
Total financing lease liabilities	$20	$7
_______________________
(1)Presented in Other assets in the Consolidated Balance Sheets.
(2)Presented in Other current liabilities in the Consolidated Balance Sheets.
(3)Presented in Other liabilities in the Consolidated Balance Sheets.
Weighted average remaining lease term and discount rate were as follows:

	December 31,
	2021	2020
Weighted average remaining lease term in years
Operating leases	11.1	10.5
Finance leases	4.3	2.9
Weighted average discount rate
Operating leases	2.73%	3.82%
Finance leases	1.85%	1.81%

Maturities of lease liabilities as of December 31, 2021 were as follows:

(DOLLARS IN MILLIONS)	Operating Leases	Financing Leases	Total
2022	$127	$7	$134
2023	97	5	102
2024	82	3	85
2025	78	2	80
2026	73	2	75
Thereafter	459	2	461
Total undiscounted liabilities	916	21	937
Less: Imputed interest	(137)	(1)	(138)
Total lease liabilities	$779	$20	$799
Right-of-use assets and lease liabilities acquired from N&B were remeasured at the present value of the future minimum lease payments over the remaining lease term utilizing an updated incremental borrowing rate of the Company as if the acquired leases were new leases as of the Closing Date. Right-of-use assets were further adjusted for any off-market terms of the lease. The remaining lease term is based on the remaining term at the Closing Date plus any renewal or extension options that the Company is reasonably certain will be exercised. Additionally, the Company has elected short-term lease treatment for those acquired lease contracts which, at the Closing Date, have a remaining lease term of 12 months or less. For the leases acquired through the Transactions, the Company will retain the previous lease classification. This resulted in an increase in both right-of-use assets and operating lease liabilities of approximately $525 million and $523 million, respectively, as of the Closing Date.

NOTE 8.    TANGIBLE EQUITY UNITS
On September 17, 2018, the Company issued and sold 16,500,000, 6.00% tangible equity units (“TEUs”) at $50 per unit and received proceeds of approximately $800 million, net of discounts and issuance costs of approximately $25 million. Each TEU is comprised of: (i) a prepaid SPC to be settled by delivery of a specified number of shares of the Company's common stock, and (ii) a senior amortizing note (“Amortizing Note”), with an initial principal amount of $8.45 and a final installment payment date of September 15, 2021. The Company paid equal quarterly cash installments of $0.75 per Amortizing Note on March 15, June 15, September 15, and December 15 of each year, with the exception of the first installment payment of $0.7333 per Amortizing Note which was due on December 15, 2018. In the aggregate, the annual quarterly cash installments will be equivalent to 6.00% per year. Each installment payment constitutes a payment of interest and a partial repayment of principal, computed at an annual rate of 3.79%. Each TEU may be separated by a holder into its constituent SPC and Amortizing Note after the initial issuance date of the TEUs, and the separate components may be combined to create a TEU after the initial issuance date, in accordance with the terms of the SPC. The TEUs were listed on the New York Stock Exchange under the symbol “IFFT”.
The proceeds from the issuance of the TEUs were allocated to equity and debt based on the relative fair value of the respective components of each TEU as follows:

(DOLLARS IN MILLIONS, EXCEPT FAIR VALUE PER TEU)	SPC	Amortizing Note	Total
Fair Value per TEU	$42	$8	$50

Gross Proceeds	$686	$139	$825
Less: Issuance costs	21	4	25
Net Proceeds	$665	$135	$800
The net proceeds of the SPCs were recorded as additional paid in capital, net of issuance costs. The net proceeds of the Amortizing Notes were recorded as debt, with deferred financing costs recorded as a reduction of the carrying amount of the debt in the Company's Consolidated Balance Sheets. Deferred financing costs related to the Amortizing Notes are amortized through the maturity date using the effective interest rate method.
On September 14, 2021, the Company notified holders of the TEUs that the final settlement rate in respect of each SPC was 0.330911 shares of IFF's common stock. On September 15, 2021, 5,460,031 shares of IFF's common stock were issued in settlement of the SPCs. The SPC conversion factor was based on the 20 day volume-weighted average price (“VWAP”) per share of the Company’s common stock as follows:

VWAP of IFF Common Stock	Common Stock Issued
Equal to or greater than $159.54	0.3134 shares (minimum settlement rate)
Less than $159.54, but greater than $130.25	$50 divided by VWAP
Less than or equal to $130.25	0.3839 shares (maximum settlement rate)

NOTE 9.    DEBT
Debt consisted of the following at December 31:

(DOLLARS IN MILLIONS)	Effective Interest Rate	2021	2020
2021 Euro Notes(1)	0.82%	$—	$368
2022 Notes(3)	0.69%	300	—
2023 Notes(1)	3.30%	300	299
2024 Euro Notes(1)	1.88%	565	614
2025 Notes(3)	1.22%	1,001	—
2026 Euro Notes(1)	1.93%	900	978
2027 Notes(3)	1.56%	1,218	—
2028 Notes(1)	4.57%	397	397
2030 Notes(3)	2.21%	1,511	—
2040 Notes(3)	3.04%	775	—
2047 Notes(1)	4.44%	494	494
2048 Notes(1)	5.12%	786	786
2050 Notes(3)	3.21%	1,572	—
2018 Term Loan Facility(1)	3.65%	—	240
2022 Term Loan Facility(1)	1.73%	—	199
2024 Term Loan Facility(3)	1.43%	625	—
2026 Term Loan Facility(3)	1.82%	625	—
Amortizing Notes(1)	6.09%	—	36
Commercial Paper(4)	—%	324	—
Bank overdrafts and other		7	2
Total debt		$11,400	$4,413
Less: Short term borrowings(2)		(632)	(634)
Total Long-term debt		$10,768	$3,779
_______________________
(1)Amount is net of unamortized discount and debt issuance costs.
(2)Includes bank borrowings, overdrafts, current portion of long-term debt and commercial paper.
(3)Assumed by the Company as part of the N&B Merger and recorded at fair value.
(4)The effective interest rate of commercial paper issuances fluctuate as short-term interest rates and demand fluctuate, and deferred debt issuance costs are immaterial. Additionally, the effective interest rate of commercial paper is not meaningful as issuances do not materially differ from short-term interest rates. Proceeds from the issuance of commercial paper include $75 million of proceeds with original maturities greater than three months.
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

The 2024 Term Loan Facility and 2026 Term Loan Facility are subject to customary affirmative and negative covenants and events of default after the Closing Date of the Merger. The 2024 Term Loan Facility and 2026 Term Loan Facility are also subject to a financial covenant requiring maintenance of a maximum consolidated leverage ratio of 4.75x until and including the end of the third full fiscal quarter after the Closing Date of the Merger, stepping down to 4.50x until and including the end of the sixth full fiscal quarter after the Closing Date of the Merger, stepping down further to 3.75x until and including the end of the ninth full fiscal quarter after the Closing Date of the Merger and stepping down further to 3.50x thereafter, with a step-up in connection with certain qualifying acquisitions. The Company was in compliance with all covenants as of December 31, 2021.
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
The interest rate on the Revolving Credit Facility is, at the applicable borrower's option, a per annum rate equal to either (x) an eurocurrency rate plus an applicable margin varying from 1.000% to 1.625% or (y) a base rate plus an applicable margin varying from 0.000% to 0.625%, in each case depending on the public debt ratings for non-credit enhanced long-term senior unsecured debt issued by the Company.
The Revolving Credit Facility is available for general corporate purposes of each borrower and its subsidiaries. The obligations under the Revolving Credit Facility are unsecured and the Company has guaranteed the obligations of each other borrower under the Revolving Credit Facility. The Company pays a commitment fee on the aggregate unused commitments; such fee is not material. The Revolving Credit Agreement contains various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum permitted ratio of Net Debt to Consolidated EBITDA of 4.75x as of December 31, 2021, with step-downs to 3.50x over time (with a step-up if the Company consummates certain qualifying acquisitions).
In connection with the Revolving Credit Facility, the Company incurred $1 million of debt issuance costs. As of December 31, 2021, the Company was in compliance with all covenants under this Revolving Credit Facility. As of December 31, 2021, total availability under the Revolving Credit Facility was $2.000 billion, with no outstanding borrowings. Under the amended terms of the Revolver Credit Agreement, the Revolving Credit Facility increased from $1.000 billion to $2.000 billion, maturing on July 28, 2026. At the option of the Company, the facility may be increased to $2.500 billion subject to certain conditions. As the Revolving Credit Facility is a multi-year revolving credit agreement, the Company classifies as long-term debt the portion that it has the intent and ability to maintain outstanding longer than 12 months.
2018 Senior Unsecured Notes
On September 25, 2018 the Company issued €300 million aggregate principal amount of senior unsecured notes that matured on September 25, 2021 (the “2021 Euro Notes”). The 2021 Notes bore interest at a rate of 0.5% per year, payable annually on September 25 of each year, beginning September 25, 2019. Total proceeds from the issuance of the 2021 Notes, net of underwriting discounts and offering costs, were €298 million ($350 million in USD). During the third quarter of 2021, the Company repaid the 2021 Euro Notes in a payment of €300 million. The repayment on the 2021 Euro Notes was funded primarily from the Company's existing cash balances, with the remainder coming from the issuance of $800 million of commercial paper.

On September 25, 2018, the Company issued €800 million aggregate principal amount of senior unsecured notes that mature on September 25, 2026 (the “2026 Euro Notes”). The 2026 Notes bear interest at a rate of 1.8% per year, payable annually on September 25 of each year, beginning September 25, 2019. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts and offering costs, were €794 million ($932 million in USD).
On September 26, 2018, the Company issued $400 million aggregate principal amount of senior unsecured notes that mature on September 26, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 4.45% per year, payable semi-annually on March 26 and September 26 of each year, beginning March 26, 2019. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs, were $397 million.
On September 26, 2018, the Company issued $800 million aggregate principal amount of senior unsecured notes that mature on September 26, 2048 (the “2048 Notes” and collectively with the 2021 Euro Notes, 2026 Euro Notes, 2020 Notes, 2028 Notes, the "2018 Senior Unsecured Notes"). The 2048 Notes bear interest at a rate of 5.0% per year, payable semi-annually on March 26 and September 26 of each year, beginning March 26, 2019. Total proceeds from the issuance of the 2048 Notes, net of underwriting discounts and offering costs, were $787 million.
As discussed in Note 16, the 2021 Euro Notes and 2026 Euro Notes have been designated as a hedge of the Company's net investment in certain subsidiaries.
2023 Notes
On April 4, 2013, the Company issued $300 million face amount of 3.20% Senior Notes (“2023 Notes”) due 2023 at a discount of less than $1 million. The Company received proceeds related to the issuance of these 2023 Notes of $298 million which was net of the less than $1 million discount and a $2 million underwriting discount (recorded as deferred financing costs). In addition, the Company incurred $1 million of other deferred financing costs in connection with the debt issuance. The discount and deferred financing costs are being amortized as interest expense over the term of the 2023 Notes. The 2023 Notes bear interest at a rate of 3.20% per year, with interest payable on May 1 and November 1 of each year, commencing on November 1, 2013. The 2023 Notes mature on May 1, 2023.
2024 Euro Notes
On March 14, 2016, the Company issued €500 million face amount of 1.75% Senior Notes ("2024 Euro Notes") due 2024 at a discount of €1 million. The Company received proceeds related to the issuance of these 2024 Euro Notes of €496 million which was net of the €1 million discount and €3 million underwriting discount (recorded as deferred financing costs). In addition, the Company incurred $1 million of other deferred financing costs in connection with the debt issuance. In connection with the debt issuance, the Company entered into pre-issuance hedging transactions that were settled upon issuance of the debt and resulted in a loss of approximately $3 million. The discount, deferred financing costs and pre-issuance hedge loss are being amortized as interest expense over the eight year term of the debt. The 2024 Euro Notes bear interest at a rate of 1.75% per annum, with interest payable on March 14 of each year, commencing on March 14, 2017. The 2024 Euro Notes will mature on March 14, 2024.
As discussed in Note 16, the 2024 Euro Notes have been designated as a hedge of the Company's net investment in certain subsidiaries.
2047 Notes
On May 18, 2017, the Company issued $500 million face amount of 4.375% Senior Notes ("2047 Notes") due 2047 at a discount of $2 million. The Company received proceeds related to the issuance of these 2047 Notes of $494 million which was net of the $2 million discount and $4 million in underwriting fees (recorded as deferred financing costs). In addition, the Company incurred $1 million in legal and professional costs associated with the issuance and such costs were recorded as deferred financing costs. In connection with the debt issuance, the Company entered into pre-issuance hedging transactions that were settled upon issuance of the debt and resulted in a loss of approximately $5 million. The discount, deferred financing costs and pre-issuance hedge loss are being amortized as interest expense over the 30 year term of the debt. The 2047 Notes bear interest at a rate of 4.375% per annum, with interest payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2017. The 2047 Notes will mature on June 1, 2047.

2018 Term Loan Facility
On June 6, 2018, the Company entered into a Term Loan Credit Agreement (as amended on July 13, 2018, January 17, 2020 and August 25, 2020, the "2018 Term Loan Credit Agreement") with Morgan Stanley Senior Funding, Inc., as the administrative agent, and the lenders party thereto, pursuant to which the lenders thereunder committed to provide, a senior unsecured term loan facility in an original aggregate principal amount of up to $350 million (the "2018 Term Loan Facility"), which matured on October 1, 2021. In 2019, the Company made payments of $110 million on the 2018 Term Loan Facility, and during the third quarter of 2021, the Company repaid the remainder of the 2018 Term Loan Facility in two payments of $120 million each. The repayments on the 2018 Term Loan Facility were funded primarily from the Company's existing cash balances, with the remainder coming from the issuance of $800 million of commercial paper.
2022 Term Loan Facility
On May 15, 2020, the Company entered into a Term Loan Agreement (as amended on August 25, 2020, the "2022 Term Loan Agreement") with China Construction Bank Corporation, New York Branch, as administrative agent, and the lenders party thereto, pursuant to which the lenders thereunder have committed to provide a senior unsecured two year term loan facility in an aggregate principal amount of up to $200 million (the "2022 Term Loan Facility"). The loans under the 2022 Term Loan Agreement bore interest, at the Company's option, at a per annum rate equal to either (x) an adjusted LIBOR rate plus an applicable margin varying from 1.225% to 2.475% or (y) a base rate plus an applicable margin varying from 0.225% to 1.475%, in each case depending on the public debt ratings for non-credit enhanced long-term senior unsecured debt issued by the Company. The Company could voluntarily prepay the term loans without premium or penalty, with the balance payable on the second anniversary of the funding date. There is no required amortization under the 2022 Term Loan Agreement.
During the fourth quarter of 2021, the Company elected to voluntarily prepay the outstanding balance of the 2022 Term Loan Facility.
Commercial Paper
During 2021, the Company had gross issuances of $800 million and repayments of $476 million under the commercial paper program. The commercial paper issued had original maturities of less than 120 days. There were no commercial paper issuances in 2020.
The Commercial Paper Program is backed by the borrowing capacity available under the Revolving Credit Facility. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense.
Redemption Provisions
The 2023 Notes, 2024 Euro Notes, 2026 Euro Notes, 2028 Notes, 2047 Notes, and 2048 Notes (collectively, the "Notes") share the same redemption provisions. Upon 30 days’ notice to holders of the Notes, the Company may redeem the Notes for cash in whole, at any time, or in part, from time to time, prior to maturity, at redemption prices that include accrued and unpaid interest and a make-whole premium, as specified in the indenture governing the Notes. However, no make-whole premium will be paid for redemptions of each note on or after the following date:

Note	Redemption Date
2023 Notes	February 1, 2023
2024 Euro Notes	December 14, 2023
2026 Euro Notes	June 25, 2026
2028 Notes	June 26, 2028
2047 Notes	December 1, 2046
2048 Notes	March 26, 2048
The indenture of the Notes provides for customary events of default and contains certain negative covenants that limit the ability of the Company and its subsidiaries to grant liens on assets, or to enter into sale-leaseback transactions. In addition, subject to certain limitations, in the event of the occurrence of both (1) a change of control of the Company and (2) a downgrade of the Notes below investment grade rating by both Moody’s Investors Services, Inc., Standard & Poor’s Ratings Services and Fitch Ratings Inc. within a specified time period, the Company will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest to the date of repurchase.

The 2022 Notes, 2025 Notes, 2027 Notes, 2030 Notes, 2040 Notes, and 2050 Notes (collectively, the "N&B Senior Notes"), assumed as a result of the Merger, may be redeemed by the issuer at any time at the greater of 100% or the discounted present value of the remaining scheduled payments of principal and interest from the redemption date to the maturity date at Treasury Rate (as defined in the applicable indenture) plus (i) 10 basis points in the case of the 2022 Notes, (ii) 15 basis points in the case of the 2025 Notes, (iii) 25 basis points in the case of the 2027 Notes, (iv) 25 basis points in the case of the 2030 Notes, (v) 30 basis points in the case of the 2040 Notes and (vi) 30 basis points in the case of the 2050 Notes. The redemption dates of each of the N&B Senior Notes are provided in the table below:

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
Outstanding Borrowings
The following table shows the contractual maturities of the Company's long-term debt as of December 31, 2021.

	Payments Due by Period
(DOLLARS IN MILLIONS)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Total Outstanding Borrowings	$10,971	$300	$1,491	$2,530	$6,650

NOTE 10.    INCOME TAXES
Earnings before income taxes consisted of the following:

	December 31,
(DOLLARS IN MILLIONS)	2021	2020	2019
U.S. loss before taxes	$(493)	$(142)	$(110)
Foreign income before taxes	847	583	667
Total income before taxes	$354	$441	$557
The income tax provision consisted of the following:

	December 31,
(DOLLARS IN MILLIONS)	2021	2020	2019
Current tax provision
Federal	$(5)	$(9)	$10
State and local	13	1	—
Foreign	303	150	146
Total current tax provision	311	142	156
Deferred tax provision
Federal	(121)	(8)	(41)
State and local	(34)	(2)	8
Foreign	(81)	(58)	(26)
Total deferred tax benefit	(236)	(68)	(59)
Total provision for income taxes	$75	$74	$97

Effective Tax Rate Reconciliation
Reconciliation between the U.S. federal statutory income tax rate to the actual effective tax rate was as follows:

	December 31,
	2021	2020	2019
Statutory tax rate	21.0%	21.0%	21.0%
Difference in effective tax rate on foreign earnings and remittances(1)	8.0	(6.9)	(6.8)
Tax benefit from supply chain optimization	(5.8)	(5.0)	(1.0)
Unrecognized tax benefit, net of reversals	0.7	5.7	3.4
Tax impact on gains on business disposal	4.0	—	—
Deferred taxes on deemed repatriation	2.7	(0.2)	0.8
Global intangible low-taxed income	4.1	5.3	—
Foreign-derived intangible income	(1.6)	(0.3)	(0.3)
U.S. foreign tax credit - general limitation	(3.1)	(1.9)	(1.2)
Research and development credit	(1.4)	(1.0)	(0.9)
Acquisition costs	2.4	1.0	0.5
Establishment (release) of valuation allowance on state deferred	(3.0)	(0.4)	1.7
State and local taxes	(4.8)	(0.6)	(0.8)
Other, net	(2.0)	0.1	1.0
Effective tax rate	21.2%	16.8%	17.4%
_______________________
(1)For 2021, the rate includes rate change impacts related to the Netherlands and United Kingdom.
The effective tax rate reflects the impact of an unfavorable mix of earnings, higher repatriation costs and the cost of global intangible low-taxed income ("GILTI"), partially offset by tax benefits related to supply chain optimization and credits.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revised the U.S. tax code effective January 1, 2018. The Tax Act created significant international tax provisions, including GILTI. The Company has elected to treat GILTI as a current period cost if and when incurred. This tax position resulted in a net $15 million income tax expense for the year ended December 31, 2021, which includes a provision to return adjustment.
The U.S. consolidated group has historically generated taxable income after the inclusion of foreign dividends which has allowed the Company to realize its federal deferred tax assets. Foreign dividends are subject to a 100% dividends received deduction under the Tax Act and do not serve as a source of federal taxable income. However, as of December 31, 2021 the U.S. consolidated group is in a cumulative income position, and is expected to continue to be in a cumulative income position primarily due to the inclusion of GILTI and expects to realize tax benefits for the reversal of temporary differences, including the significant deferred tax liabilities associated with the Merger with N&B.
Further, as of December 31, 2021 the Company has maintained a valuation allowance of approximately $2 million on certain state tax attributes based on a state taxable income forecast. The main inputs into the forecast are the 2021 taxable income projections. Changes in the performance of the North American business, the Company’s transfer pricing policies and adjustments to the Company’s U.S. tax profile could impact the estimate.

Deferred Taxes
The deferred tax assets and liabilities consisted of the following amounts:

	December 31,
(DOLLARS IN MILLIONS)	2021	2020
Employee and retiree benefits	$148	$108
Credit and net operating loss carryforwards	312	271
Intangible assets	—	10
Amortizable research and development expenses	42	30
Gain on foreign currency translation	—	46
Interest limitation	43	51
Inventory	32	14
Lease obligations	189	53
Other, net	79	23
Gross deferred tax assets	845	606

Property, plant and equipment, net	(265)	(60)
Intangible assets	(2,486)	(586)
Right-of-use assets	(187)	(53)
Loss on foreign currency translation	(30)	—
Deferred taxes on deemed repatriation	(81)	(46)
Gross deferred tax liabilities	(3,049)	(745)
Valuation allowance	(232)	(257)
Total net deferred tax liabilities	$(2,436)	$(396)
Net operating loss carryforwards were approximately $272 million and $246 million at December 31, 2021 and 2020, respectively. If unused, approximately $105 million will expire between 2022 and 2041. The remainder, totaling approximately $167 million, may be carried forward indefinitely. Tax credit carryforwards were approximately $40 million and $28 million at December 31, 2021 and 2020, respectively. If unused, the $40 million will expire between 2022 and 2041.
Of the $312 million deferred tax asset for net operating loss carryforwards and credits at December 31, 2021, the Company considers it unlikely that a portion of the tax benefit will be realized. Accordingly, a valuation allowance of approximately $230 million on net operating loss carryforwards and $2 million of tax credits has been established against these deferred tax assets.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
(DOLLARS IN MILLIONS)	2021	2020	2019
Balance of unrecognized tax benefits at beginning of year	$99	$75	$51
Gross amount of increases in unrecognized tax benefits as a result of positions taken during a prior year(1)	42	11	20
Gross amount of decreases in unrecognized tax benefits as a result of positions taken during a prior year	(3)	—	(2)
Gross amount of increases in unrecognized tax benefits as a result of positions taken during the current year	5	24	13
The amounts of decreases in unrecognized benefits relating to settlements with taxing authorities	(1)	(2)	(3)
Reduction in unrecognized tax benefits due to the lapse of applicable statute of limitation	(12)	(9)	(4)
Balance of unrecognized tax benefits at end of year	$130	$99	$75
_______________________
(1)For 2021, the amount includes positions related to N&B opening balance sheet amounts.

At December 31, 2021, 2020 and 2019, there were approximately $130 million, $98 million and $74 million, respectively, of unrecognized tax benefits recorded to Other liabilities and less than $1 million recorded to Other current liabilities for 2021 and approximately $1 million recorded to Other current liabilities for both 2020 and 2019. If these unrecognized tax benefits were recognized, all the benefits and related interest and penalties would be recorded as a benefit to income tax expense.
For the year ended December 31, 2021, the Company increased its liabilities for interest and penalties by approximately $19 million, net, increased its liabilities for interest and penalties by approximately $3 million, net for the year ended 2020, and increased its liabilities for interest and penalties by approximately $11 million, net for the year ended 2019. At December 31, 2021, 2020 and 2019, the Company had accrued approximately $36 million, $17 million and $14 million, respectively, of interest and penalties classified as Other liabilities, and less than $1 million to Other current liabilities for December 31, 2021 and 2020. No such liabilities were accrued for the year ended December 31, 2019.
As of December 31, 2021, the Company’s aggregate provision for unrecognized tax benefits, including interest and penalties, was approximately $166 million, associated with various tax positions principally asserted in foreign jurisdictions, none of which were individually material.
Other
Tax benefits credited to Shareholders’ equity were de minimis for the years ended December 31, 2021, 2020 and 2019 associated with stock option exercises and PRSU dividends.
The Company regularly repatriates earnings from non-U.S. subsidiaries. As the Company repatriates these funds to the U.S. they will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of December 31, 2021, the Company had a deferred tax liability of approximately $81 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
The Company has ongoing income tax audits and legal proceedings which are at various stages of administrative or judicial review, of which the material items are discussed below. In addition, the Company has other ongoing tax audits and legal proceedings that relate to indirect taxes, such as value-added taxes, capital tax, sales and use and property taxes, which are discussed in Note 19.
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

NOTE 11.    NET INCOME PER SHARE
Basic and diluted net income per share is based on the weighted average number of shares outstanding. A reconciliation of shares used in the computation of basic and diluted net income per share is as follows:

	December 31,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2021	2020	2019
Net Income
Net income attributable to IFF stockholders	$270	$363	$456
Adjustment related to (increase) decrease in redemption value of redeemable noncontrolling interests in excess of earnings allocated	(2)	2	(2)
Net income available to IFF stockholders	$268	$365	$454
Shares
Weighted average common shares outstanding (basic)(1)	243	112	112
Adjustment for assumed dilution(2):
Stock options and restricted stock awards	—	1	—
SPC portion of the TEUs	—	1	1
Weighted average shares assuming dilution (diluted)	243	114	113
Net Income per Share
Net income per share - basic(3)(4)	$1.11	$3.25	$4.05
Net income per share - dilutive(4)(5)	1.10	3.21	4.00

_______________________
(1)On September 15, 2021, additional shares of IFF's common stock were issued in settlement of the SPC portion of the TEUs. For the years ended December 31, 2020 and 2019, the TEUs were assumed to be outstanding at the minimum settlement amount for basic earnings per share (“EPS”). See below for additional information.
(2)Effect of dilutive securities includes dilution under stock plans and incremental impact of TEUs. See below for additional information.
(3)For the year ended December 31, 2021, the basic net income per share cannot be recalculated based on the information presented in the table above due to the effects of rounding and change in presentation from thousands to millions between 2020 and 2021, respectively.
(4)For the year ended December 31, 2020, the basic and diluted net income per share cannot be recalculated based on the information presented in the table above due to the effects of rounding and change in presentation from thousands to millions between 2020 and 2021, respectively.
(5)For the year ended December 31, 2019, the diluted net income per share cannot be recalculated based on the information presented in the table above due to the effects of rounding and change in presentation from thousands to millions between 2020 and 2021, respectively.
As of the effective time of the Merger, each issued and outstanding share of common stock of N&B (except for shares of common stock of N&B held by N&B as treasury stock or by DuPont, which were canceled and ceased to exist and no consideration was delivered in exchange therefor) was converted into the right to receive one share of common stock of IFF. The Merger was completed in exchange for 141,740,461 shares of IFF common stock, par value $0.125 per share (or cash payment in lieu of fractional shares), which had been approved in the special shareholder meeting that occurred on August 27, 2020 where IFF shareholders voted to approve the issuance of shares of IFF common stock in connection with the N&B Transaction, pursuant to the Merger Agreement. The shares issued in the Merger represented approximately 55.4% of the common stock of IFF on a fully diluted basis, after giving effect to the Merger, as of February 1, 2021.
As discussed in Note 8, the Company issued 16,500,000 TEUs, consisting of a prepaid SPC and a senior amortizing note, for net proceeds of approximately $800 million on September 17, 2018. On September 14, 2021, the Company notified holders of the TEUs that the final settlement rate in respect of each SPC was 0.330911 shares of IFF's common stock. On September 15, 2021, 5,460,031 shares of IFF's common stock were issued in settlement of the SPCs. The SPC conversion factor is based on the VWAP per share of the Company’s common stock. For purposes of calculating basic net income per share, the settlement rate of 0.330911 shares per SPC, the final settlement rate, was used on December 31, 2021 and 0.313400 shares per SPC was used on both December 31, 2020 and 2019. For purposes of calculating diluted earnings per share, the settlement rate of 0.330911 shares per SPC, the final settlement rate, was used on December 31, 2021 and 0.383900 shares per SPC was used on both December 31, 2020 and 2019.
The Company has issued shares of Purchased Restricted Stock (“PRS”) and Purchased Restricted Stock Units (“PRSUs”) which contain nonforfeitable rights to dividends and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The two-class method was not presented since the difference between basic and diluted net income per share for both common shareholders, PRS and PRSU holders was less than $0.01 per share as of December 31, 2021, less than $0.04 per share as of December 31, 2020 and less than $0.01 per share as of December 31, 2019, and for each year the number of PRS and PRSUs outstanding as of December 31, 2021, 2020 and 2019 was immaterial. Net income allocated to such PRS and PRSUs during 2021, 2020 and 2019 was not material.
There were no stock options or stock-settled appreciation rights (“SSARs”) excluded from the computation of diluted net income per share at December 31, 2021, 2020 and 2019.

NOTE 12.    SHAREHOLDERS’ EQUITY
Dividends
Cash dividends declared per share were $3.12, $3.04 and $2.96 for the years ended December 31, 2021, 2020 and 2019, respectively. The Consolidated Balance Sheets reflect $201 million of dividends payable at December 31, 2021. This amount relates to a cash dividend of $0.79 per share declared in December 2021 and paid in January 2022. Dividends declared, but not paid as of December 31, 2020 and December 31, 2019 were $82 million ($0.77 per share) and $80 million ($0.75 per share), respectively.
Share Repurchases
In December 2012, the Board of Directors authorized a $250 million share repurchase program, which commenced in the first quarter of 2013. In August 2015, the Board of Directors approved an additional $250 million share repurchase authorization and extension through December 31, 2017. Based on the total remaining amount of $56 million available under the amended repurchase program as of October 31, 2017, the Board of Directors re-approved on November 1, 2017 a $250 million share repurchase authorization and extension for a total value of $300 million available under the program, which expires on November 1, 2022.

Based on the total remaining amount of $280 million available under the repurchase program, 1,856,397 shares, or 0.8% of shares outstanding (based on the market price and weighted average shares outstanding as of December 31, 2021) could be repurchased under the program as of December 31, 2021.
As of May 7, 2018, the Company has suspended its share repurchases.

NOTE 13.    STOCK COMPENSATION PLANS
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
The cost of all employee stock-based awards are principally recognized on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. Total stock-based compensation expense included in the Consolidated Statements of Income and Comprehensive Income (Loss) was as follows:

	December 31,
(DOLLARS IN MILLIONS)	2021	2020	2019
Equity-based awards	$54	$36	$34
Liability-based awards	8	4	4
Total stock-based compensation	62	40	38
Less tax benefit	(13)	(8)	(7)
Total stock-based compensation, net of tax	$49	$32	$31
The shareholders of the Company approved the Company’s 2021 Stock Award and Incentive Plan (the “2021 Plan”) on May 5, 2021. The 2021 Plan replaced the Company’s 2015 Stock Award and Incentive Plan (the “2015 Plan”) and the Company's 2010 Stock Award and Incentive Plan (the “2010 Plan”), and provides the source for future deferrals of cash into deferred stock under the Company’s Deferred Compensation Plan (with the Deferred Compensation Plan being deemed a subplan under the 2010 Plan for the sole purpose of funding deferrals under the IFF Share Fund).
Under the 2021 Plan, a total of 2,290,000 shares are authorized for issuance. At December 31, 2021, 1,601,749 shares were subject to outstanding awards and 2,631,269 shares remained available for future awards under all of the Company’s equity award plans, including the 2015 Plan and 2010 Plan (excluding shares not yet issued under open cycles of the Company’s Long-Term Incentive Plan).
The Company offers a Long-Term Incentive Plan (“LTIP”) for senior management. The targeted payout is 50% cash and 50% IFF common stock at the end of the three-year cycle.
With regard to the 2019-2021 cycle, the LTIP awards are earned based upon the achievement of: (i) the Company's performance ranking of Total Shareholder Return as a percentile of the S&P 500 ("Relative TSR") (representing one-half of the award value), and (ii) the Company's achievement of a defined Leverage Ratio (representing one-half of the award value). For the 2020-2022 cycle, the LTIP awards are earned based on the achievement of: (i) an annual Leverage Ratio for 2020 (representing one-sixth of the award value), (ii) a 2-year cumulative Leverage Ratio for 2021-2022 (representing one-third of the award value), and (iii) Relative TSR targets (representing one-half of the award value). For the 2021-2023 cycle, the LTIP awards are earned based on the achievement of: (i) 3-year cumulative Leverage Ratio for 2021-2023 (representing one-half of the awards value), and (iii) Relative TSR targets (representing one-half of the award value).
The Leverage Ratio measures Net debt as compared to a measure profitability. When the award is granted, 50% of the target dollar value of the award is converted to a number of “notional” shares based on the closing price at the beginning of the cycle. For those shares whose payout is based on Relative TSR, compensation expense is recognized using a graded-vesting attribution method, while compensation expense for the remainder of the performance shares (Leverage Ratio targets for the applicable cycle) is recognized on a straight-line basis over the vesting period based on the probable outcome of the performance condition.
The 2017-2019 cycle concluded at the end of 2019 and an aggregate 14,579 shares of common stock were issued in March 2020. The 2018-2020 cycle concluded at the end of 2020 and an aggregate 7,484 shares of common stock were issued in March 2021. The 2019-2021 cycle concluded at the end of 2021 and no shares of common stock will be issued in March 2022.

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
The converted awards were generally issued with the same terms and conditions as were applicable prior to the Transaction. At the Closing Date, approximately $25 million of the fair value of the replacement awards granted to N&B employees was attributable to pre-combination service and was included in the purchase price. As of December 31, 2021, post-combination expense of approximately $3 million is expected to be recognized related to the replacement awards over the remaining post-combination service period, approximately up to three years.
SSARs and Options
SSARs are a contractual right to receive the value, in shares of Company stock, of the appreciation in our stock price from the grant date to the date the SSARs are exercised by the participant. SSARs granted become exercisable on the third anniversary of the grant date and have a maximum term of seven years. SSARs do not require a financial investment by the SSARs grantee. Stock options require the participant to pay the exercise price at the time they exercise their stock options. No stock options were granted in 2021, 2020 or 2019.
SSARs and options activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Shares Subject to SSARs/Options	Weighted Average Exercise Price	SSARs/ Options Exercisable
December 31, 2020	42	$135.01	1
Granted	3	144.67
Exercised	(90)	110.28
Canceled	(9)	101.19
Assumed	341
December 31, 2021	287	$107.48	235

Expected to Vest at December 31, 2021	44	$95.94
The weighted average exercise price of SSARs and options exercisable at December 31, 2021, 2020 and 2019 were $109.77, $118.10 and $118.10, respectively.
SSARs and options outstanding at December 31, 2021 was as follows:

Price Range	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Over $65	287	5.04	$107.48	$12
SSARs and options exercisable as of December 31, 2021 was as follows:

Price Range	Number Exercisable (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Over $65	235	4.65	$109.77	$10

The total intrinsic value of options/SSARs exercised during 2021 was approximately $3 million and was not material for 2020 and 2019.
As of December 31, 2021, the total unrecognized compensation cost related to non-vested SSARs granted was less than $1 million; such cost is expected to be recognized over a period of approximately two years.
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
RSU activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Number of Shares		Weighted Average Grant Date Fair Value Per Share
December 31, 2020	525		$126.62
Granted	344		136.71
Vested	(314)		119.99
Forfeited	(37)	-37000	128.79
Assumed	259
December 31, 2021	777		$126.20
The total fair value of RSUs that vested during the year ended December 31, 2021 was $44 million.
As of December 31, 2021, there was $42 million of total unrecognized compensation cost related to non-vested RSUs granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of approximately two years.
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
The following table summarizes the Company's PRSU activity for the years ended December 31, 2021, 2020 and 2019:

(DOLLARS IN MILLIONS)	Issued Shares	Aggregate Purchase Price	Covered Shares
2021	61,870	$9	30,935
2020	66,160	$9	33,080
2019	61,991	$9	30,996
PRSU activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
December 31, 2020	193	$136.37
Granted	62	144.67
Vested	(95)	138.41
Forfeited	(5)	141.81
December 31, 2021	155	$138.36

The total fair value of PRSUs that vested during the year ended December 31, 2021 was $13 million.
As of December 31, 2021, there was $5 million of total unrecognized compensation cost related to non-vested PRSUs granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of approximately two years.
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
Cash RSU activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Cash RSUs	Weighted Average Fair Value Per Share
December 31, 2020	111	$108.84
Granted	51	150.65
Vested	(37)	141.58
Forfeited	(9)	140.43
December 31, 2021	116	$150.65
The total fair value of Cash RSUs that vested during the year ended December 31, 2021 was $5 million.
As of December 31, 2021, there was $8 million of total unrecognized compensation cost related to non-vested Cash RSUs granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of approximately two years. The aggregate compensation cost will be adjusted based on changes in the Company’s stock price.

NOTE 14.    SEGMENT INFORMATION
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
Nourish combines the majority of IFF’s legacy Taste segment and N&B’s Food & Beverage segment. It is comprised of three business units, Ingredients, Flavors and Food Designs, with a diversified portfolio across natural and plant-based specialty food ingredients, flavor compounds, and savory solutions and inclusions, respectively. Ingredients provide texturizing solutions to the food industry, food protection solutions used in food and beverage products, specialty soy and pea protein with value-added formulations, emulsifiers and sweeteners. Flavors provide a range of flavor compounds and natural taste solutions that are ultimately used by IFF's customers in savory products, beverages, sweets, and dairy products. Flavors also provide value-added spices and seasoning ingredients for meat, food service, convenience, alternative protein and culinary products. Food Designs provide savory solution products such as spices, sauces, marinades and mixtures. Additionally, Food Designs provide inclusion products that help with taste and texture by, among other things, combining flavorings with fruit, vegetables, and other natural ingredients for a wide range of food products, such as health snacks, baked goods, cereals, pastries, ice cream and other dairy products.

Health & Biosciences is comprised of six business units, Health, Cultures & Food Enzymes, Home & Personal Care, Animal Nutrition, Grain Processing and Microbial Control, with a biotechnology-driven portfolio of products that serve the health and wellness, food, consumer and industrial markets. Products within this portfolio range from enzymes, food cultures, probiotics and specialty ingredients for non-food applications. Health provides ingredients for dietary supplements, food and beverage, specialized nutrition and pharma. Cultures & Food Enzymes provide products that aim to serve the global demand for healthy, natural, clean label and fermented food for fresh dairy, cheese, bakery and brewing products. This is accomplished by providing IFF's customers with products that allow for extended shelf life and stability, which help to improve customers' products and performance. The business unit's enzyme solution also allows IFF's customers to provide low sugar, high fiber and lactose-free dairy products. Home & Personal Care produces enzymes for detergents, cleaning and textile processing products in the laundry, dishwashing, textiles and industrials and personal care markets that help to enhance product and process performances. Animal Nutrition produces enzymes that help to improve the product and process performance of animal feed products, which aim to lessen environmental impact by reducing farm waste. Grain Processing produces enzymes for biofuel production and carbohydrate processing. Microbial Control produces biocides for controlling microbial populations for oil and gas production, home and personal care and industrial preservation markets.
Scent is comprised of (1) Fragrance Compounds, which are ultimately used by our customers in two broad categories: Fine Fragrances, including perfumes and colognes, and Consumer Fragrances, including fragrance compounds for personal care (e.g., soaps), household products (e.g., detergents and cleaning agents) and beauty care, including toiletries; (2) Fragrance Ingredients, consisting of synthetic and natural ingredients that can be combined with other materials to create unique fine fragrance and consumer fragrance compounds; and (3) Cosmetic Active Ingredients, consisting of active and functional ingredients, botanicals and delivery systems to support our customers’ cosmetic and personal care product lines. Major fragrance customers include the cosmetics industry, including perfume and toiletries manufacturers, and the household products industry, including manufacturers of soaps, detergents, fabric care, household cleaners and air fresheners.
Pharma Solutions is comprised of N&B’s historical Pharma Solutions business. The Pharma Solutions business produces a vast portfolio including cellulosics and seaweed-based pharma excipients, used to improve the functionality and delivery of active pharmaceutical ingredients, including controlled or modified drug release formulations, and enabling the development of more effective pharmaceutical finished dosage formats. Pharma Solutions excipients are used in prescription and over-the-counter pharmaceuticals and dietary supplements. Pharma Solutions products also serve a variety of other specialty and industrial end-uses including coatings, inks, electronics, agriculture, and consumer products.
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
Reportable segment information is as follows:

	December 31,
(DOLLARS IN MILLIONS)	2021	2020	2019
Net sales
Nourish	$6,264	$2,886	$2,978
Health & Biosciences	2,329	134	129
Scent	2,254	2,064	2,033
Pharma Solutions	809	—	—
Consolidated	$11,656	$5,084	$5,140

	December 31,
(DOLLARS IN MILLIONS)	2021	2020
Segment assets
Nourish	$17,449	$8,534
Health & Biosciences	14,774	1,375
Scent	4,078	3,646
Pharma Solutions	3,357	—
Consolidated	$39,658	$13,555

	December 31,
(DOLLARS IN MILLIONS)	2021	2020	2019
Segment Adjusted Operating EBITDA:
Nourish	$1,172	$599	$658
Health & Biosciences	625	40	33
Scent	463	416	425
Pharma Solutions	165	—	—
Total	2,425	1,055	1,116
Depreciation & Amortization	(1,156)	(325)	(323)
Interest Expense	(289)	(132)	(138)
Other income, net	58	7	30
Operational Improvement Initiatives (a)	—	—	(2)
Frutarom Integration Related Costs (b)	(4)	(10)	(55)
Restructuring and Other Charges	(41)	(17)	(30)
Gains (Losses) on Sale of Assets	1	(4)	(3)
Shareholder Activism Related Costs (c)	(7)	—	—
Business Divestiture Costs (d)	(42)	—	—
Employee Separation Costs (e)	(29)	(3)	—
Frutarom Acquisition Related Costs (f)	(2)	(1)	(6)
Compliance Review & Legal Defense Costs (g)	—	(3)	(11)
N&B Inventory Step-Up Costs	(368)	—	—
N&B Transaction Related Costs (h)	(91)	(29)	(21)
N&B Integration Related Costs (i)	(101)	(97)	—
Income Before Taxes	$354	$441	$557

(a)	Represents accelerated depreciation related to plant relocations in India and China.
(b)	Represents costs related to the integration of the Frutarom acquisition. For 2021, costs primarily related to performance stock awards. For 2020, costs primarily related to advisory services, retention bonuses and performance stock awards. For 2019, costs primarily related to advisory services.
(c)	Represents shareholder activist related costs, primarily professional fees.
(d)	Represents costs related to the Company's sales and planned sales of businesses, primarily legal and professional fees.
(e)	Represents costs related to severance, including accelerated stock compensation expense, for certain employees and executives who have been separated or will separate from the Company.
(f)	Represents transaction-related costs and expenses related to the acquisition of Frutarom. For 2021, amount primarily includes earn-out payments, net of adjustments. For 2020, amount primarily includes earn-out payments, net of adjustments, amortization for inventory "step-up" costs and transaction costs primarily related to the 2019 Acquisition Activity. For 2019, amount primarily includes amortization for inventory "step-up" costs and transaction costs.
(g)	Costs related to reviewing the nature of inappropriate payments and review of compliance in certain other countries. In addition, includes legal costs for related shareholder lawsuits.
(h)	Represents transaction costs and expenses related to the transaction with N&B, primarily legal and professional fees.
(i)	Represents costs primarily related to advisory services for the integration of the transaction with N&B, primarily consulting fees.
The Company has not disclosed revenues at a lower level than provided herein, such as revenues from external customers by product, as it is impracticable for it to do so.
The Company had no customers that accounted for greater than 10% of consolidated net sales in 2021, 2020 and 2019.

Long-lived assets, net, by country, consisted as follows:

	December 31,
(DOLLARS IN MILLIONS)	2021	2020
United States	$2,041	$572
China	259	172
Denmark	251	—
Finland	196	—
France	188	28
Germany	156	7
Other	1,277	679
Consolidated	$4,368	$1,458
Segment capital expenditures and depreciation and amortization consisted as follows:

	Capital Expenditures			Depreciation and Amortization
(DOLLARS IN MILLIONS)	2021	2020	2019	2021	2020	2019
Nourish	$183	$98	$126	$594	$211	$210
Health & Biosciences	139	7	8	353	36	34
Scent	41	87	102	84	78	79
Pharma Solutions	30	—	—	125	—	—
Consolidated	$393	$192	$236	$1,156	$325	$323
Net sales are attributed to individual regions based upon the destination of product delivery and are as follows:

	Net Sales by Geographic Area
(DOLLARS IN MILLIONS)	2021	2020	2019
Europe, Africa and Middle East	$4,093	$1,987	$2,082
Greater Asia	2,728	1,162	1,163
North America	3,499	1,228	1,170
Latin America	1,336	707	725
Consolidated	$11,656	$5,084	$5,140

	Net Sales by Geographic Area
(DOLLARS IN MILLIONS)	2021	2020	2019
Net sales related to the U.S.	$3,211	$1,093	$1,053
Net sales attributed to all foreign countries	8,445	3,991	4,087
No non-U.S. country had net sales greater than 7% of total consolidated net sales for 2021 and net sales greater than 6% of total consolidated net sales for 2020 and 2019.

NOTE 15.    EMPLOYEE BENEFITS
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
In connection with the Merger with N&B, the Company assumed responsibility for approximately 20 additional defined benefit plans and recognized liabilities in the aggregate amount of $221 million.

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
The Company offers a non-qualified Deferred Compensation Plan ("DCP") for certain key employees and non-employee directors. Eligible employees and non-employee directors may elect to defer receipt of salary, incentive payments and Board of Directors’ fees into participant-directed investments which are generally invested by the Company in individual variable life insurance contracts it owns that are designed to informally fund savings plans of this nature. The cash surrender value of life insurance is based on the net asset values of the underlying funds available to plan participants. At December 31, 2021 and December 31, 2020, the Consolidated Balance Sheets reflect liabilities of approximately $64 million and $59 million, respectively, related to the DCP in Other liabilities and approximately $26 million and $29 million, respectively, included in Capital in excess of par value related to the portion of the DCP that will be paid out in IFF shares.
The total cash surrender value of life insurance contracts the Company owns in relation to the DCP and post-retirement life insurance benefits amounted to $52 million and $49 million at December 31, 2021 and 2020, respectively, and are recorded in Other assets in the Consolidated Balance Sheets.
The plan assets and benefit obligations of the defined benefit pension plans are measured at December 31 of each year.

	U.S. Plans			Non-U.S. Plans
(DOLLARS IN MILLIONS)	2021	2020	2019	2021	2020	2019
Components of net periodic benefit cost
Service cost for benefits earned(1)	$1	$1	$1	$41	$24	$19
Interest cost on projected benefit obligation(2)	71	17	22	10	13	18
Expected return on plan assets(2)	(106)	(28)	(28)	(55)	(46)	(43)
Net amortization of deferrals(2)	29	8	6	19	15	11
Settlements and curtailments(2)	—	—	—	(10)	5	—
Net periodic benefit cost	(5)	(2)	1	5	11	5
Defined contribution and other retirement plans	36	13	9	33	7	9
Total expense	$31	$11	$10	$38	$18	$14
Changes in plan assets and benefit obligations recognized in OCI
Net actuarial (gain) loss	$12	$(1)		$(135)	$70
Recognized actuarial loss	(9)	(8)		(10)	(20)
Prior service cost	—	—		(2)	—
Recognized prior service (cost) credit	—	—		1	—
Currency translation adjustment	—	—		(16)	28
Total (gain) loss recognized in OCI (before tax effects)	$3	$(9)		$(162)	$78
 _______________________
(1)Included as a component of Operating Profit.
(2)Included as a component of Other Income (Expense), net.

	Postretirement Benefits
(DOLLARS IN MILLIONS)	2021	2020	2019
Components of net periodic benefit cost
Service cost for benefits earned	$1	$1	$1
Interest cost on projected benefit obligation	7	2	2
Net amortization and deferrals	(20)	(5)	(5)
Total credit	$(12)	$(2)	$(2)
Changes in plan assets and benefit obligations recognized in OCI
Net actuarial loss	$(3)	$5
Recognized actuarial loss	(2)	(1)
Recognized prior service credit	6	6
Total recognized in OCI (before tax effects)	$1	$10
The amounts of service cost, interest cost, expected return and net amortization and deferrals have been updated to reflect the correction of certain prior period amounts. The aggregate amount of the correction was approximately $17 million for the year ended December 31, 2021.

The weighted-average actuarial assumptions used to determine expense at December 31 of each year are:

	U.S. Plans			Non-U.S. Plans
	2021	2020	2019	2021	2020	2019
Discount rate	2.51%	3.26%	4.31%	0.85%	1.49%	2.22%
Expected return on plan assets	3.80%	5.60%	5.60%	4.21%	4.62%	4.87%
Rate of compensation increase	3.25%	3.25%	3.25%	2.56%	2.46%	1.93%

Changes in the postretirement benefit obligation and plan assets, as applicable, are detailed in the following table:

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
(DOLLARS IN MILLIONS)	2021	2020	2021	2020	2021	2020
Benefit obligation at beginning of year	$682	$621	$1,294	$1,099	$69	$64
Service cost for benefits earned	1	1	42	24	1	1
Interest cost on projected benefit obligation	12	17	10	13	1	2
Actuarial (gain) loss	(5)	77	(146)	109	(4)	5
Plan amendments	—	—	(2)	—	—	—
Adjustments for expense/tax contained in service cost	—	—	(2)	(1)	—	—
Plan participants’ contributions	—	—	4	3	—	—
Benefits paid	(37)	(34)	(34)	(28)	(4)	(3)
Curtailments / settlements	—	—	(39)	(11)	—	—
Translation adjustments	—	—	(93)	86	—	—
Acquisitions/Transferred Liabilities	—	—	465	—	3	—
Other	9	—	2	—	—	—
Benefit obligation at end of year	$662	$682	$1,501	$1,294	$66	$69

Fair value of plan assets at beginning of year	$678	$602	$1,145	$1,005
Actual return on plan assets	3	106	25	84
Employer contributions	5	4	32	20
Participants’ contributions	—	—	4	3
Benefits paid	(37)	(34)	(34)	(28)
Settlements	—	—	(24)	(11)
Translation adjustments	—	—	(74)	70
Acquisitions/Transferred Assets	—	—	247	—
Other	—	—	(1)	2
Fair value of plan assets at end of year	$649	$678	$1,320	$1,145
Funded status at end of year	$(13)	$(4)	$(181)	$(149)
The amounts recognized in the balance sheet are detailed in the following table:

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN MILLIONS)	2021	2020	2021	2020
Other assets	$53	$54	$83	$47
Other current liabilities	(5)	(4)	(2)	(1)
Retirement liabilities	(61)	(54)	(262)	(195)
Net amount recognized	$(13)	$(4)	$(181)	$(149)
The amounts recognized in AOCI are detailed in the following table:

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
(DOLLARS IN MILLIONS)	2021	2020	2021	2020	2021	2020
Net actuarial loss	$137	$134	$291	$454	$14	$19
Prior service cost (credit)	—	—	(3)	(2)	(15)	(21)
Total AOCI (before tax effects)	$137	$134	$288	$452	$(1)	$(2)

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN MILLIONS)	2021	2020	2021	2020
Accumulated Benefit Obligation — end of year	$654	$680	$1,410	$1,243
Information for Pension Plans with an ABO in excess of Plan Assets:
Projected benefit obligation	$63	$60	$944	$813
Accumulated benefit obligation	62	60	330	762
Fair value of plan assets	—	2	840	617
Weighted-average assumptions used to determine obligations at December 31
Discount rate	2.86%	2.51%	1.43%	0.85%
Rate of compensation increase	3.25%	3.25%	2.72%	2.55%

(DOLLARS IN MILLIONS)	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Estimated Future Benefit Payments
2022	$38	$36	$4
2023	38	36	3
2024	39	39	4
2025	39	40	4
2026	39	42	4
2027 - 2031	189	236	18
Contributions
Required Company Contributions in the Following Year (2022)	$5	$33	$4
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
The percentage of assets in the Company's pension plans, by type, is as follows:

	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020
Cash and cash equivalents	1%	1%	6%	3%
Equities	45%	29%	18%	10%
Fixed income	54%	70%	34%	38%
Property	—%	—%	6%	8%
Alternative and other investments	—%	—%	36%	41%
With respect to the U.S. plans, the expected return on plan assets was determined based on an asset allocation model using the current target allocation, real rates of return by asset class and an anticipated inflation rate. The target investment allocation is 10% equity securities and 90% fixed income securities.

The expected annual rate of return for the non-U.S. plans employs a similar set of criteria adapted for local investments, inflation rates and in certain cases specific government requirements. The target asset allocation, for the non-U.S. plans, consists of approximately: 35% in fixed income securities; 35% in alternative investments; 15% in equity securities; and 15% in real estate.
The following tables present the Company's plan assets for the U.S. and non-U.S. plans using the fair value hierarchy as of December 31, 2021 and 2020. The plans’ assets were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and their placement within the fair value hierarchy levels. For more information on a description of the fair value hierarchy, see Note 16.

	U.S. Plans for the Year Ended
	December 31, 2021
(DOLLARS IN MILLIONS)	Level 1	Level 2	Level 3	Total
Cash Equivalents	$—	$5	$—	$5
Fixed Income Securities
Government & Government Agency Bonds	—	15	—	15
Corporate Bonds	—	77	—	77
Municipal Bonds	—	4	—	4
Assets measured at net asset value(1)	—	—	—	547
Total	$—	$101	$—	$648
Receivables				$1
Total				$649

	U.S. Plans for the Year Ended
	December 31, 2020
(DOLLARS IN MILLIONS)	Level 1	Level 2	Level 3	Total
Cash Equivalents	$—	$4	$—	$4
Fixed Income Securities
Government & Government Agency Bonds	—	19	—	19
Corporate Bonds	—	104	—	104
Municipal Bonds	—	6	—	6
Assets measured at net asset value(1)	—	—	—	544
Total	$—	$133	$—	$677
Receivables				$1
Total				$678
_______________________
(1)Investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets. The total amount measured at net asset value includes approximately $294 million and $201 million in pooled equity funds and $253 million and $343 million in fixed income mutual funds for the years ended December 31, 2021 and 2020, respectively.

	Non-U.S. Plans for the Year Ended
	December 31, 2021
(DOLLARS IN MILLIONS)	Level 1	Level 2	Level 3	Total
Cash	$37	$36	$—	$73
Equity Securities
U.S. Large Cap	100	—	—	100
Non-U.S. Large Cap	104	—	—	104
Non-U.S. Mid Cap	1	—	—	1
Non-U.S. Small Cap	1	—	—	1
Emerging Markets	30	—	—	30
Fixed Income Securities
U.S. Corporate Bonds	42	—	—	42
Non-U.S. Treasuries/Government Bonds	162	—	—	162
Non-U.S. Corporate Bonds	58	137	—	195
Non-U.S. Asset-Backed Securities	—	51	—	51
Non-U.S. Other Fixed Income	2	—	—	2
Alternative Types of Investments
Insurance Contracts	—	265	—	265
Derivative Financial Instruments	—	91	—	91
Absolute Return Funds	4	110	—	114
Other	—	2	10	12
Real Estate
Non-U.S. Real Estate	5	—	72	77
Total	$546	$692	$82	$1,320

	Non-U.S. Plans for the Year Ended
	December 31, 2020
(DOLLARS IN MILLIONS)	Level 1	Level 2	Level 3	Total
Cash	$13	$19	$—	$32
Equity Securities
U.S. Large Cap	57	8	—	65
Non-U.S. Large Cap	26	—	—	26
Non-U.S. Mid Cap	1	—	—	1
Non-U.S. Small Cap	1	—	—	1
Emerging Markets	25	—	—	25
Fixed Income Securities
U.S. Corporate Bonds	—	43	—	43
Non-U.S. Treasuries/Government Bonds	163	—	—	163
Non-U.S. Corporate Bonds	34	139	—	173
Non-U.S. Asset-Backed Securities	—	51	—	51
Non-U.S. Other Fixed Income	3	—	—	3
Alternative Types of Investments
Insurance Contracts	—	247	—	247
Derivative Financial Instruments	—	91	—	91
Absolute Return Funds	4	93	—	97
Other	11	3	19	33
Real Estate
Non-U.S. Real Estate	—	—	94	94
Total	$338	$694	$113	$1,145
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
Absolute return funds are actively managed funds mainly invested in debt and equity securities and are valued at their NAVs.
The following table presents a reconciliation of Level 3 non-U.S. plan assets held during the year ended December 31, 2021:

	Non-U.S. Plans
(DOLLARS IN MILLIONS)	Real Estate	Hedge Funds	Total
Ending balance as of December 31, 2020	$94	$19	$113
Actual return on plan assets	(3)	1	(2)
Purchases, sales and settlements	(19)	(10)	(29)
Ending balance as of December 31, 2021	$72	$10	$82

The following weighted average assumptions were used to determine the postretirement benefit expense and obligation for the years ended December 31:

	Expense		Liability
	2021	2020	2021	2020
Discount rate	2.60%	3.30%	2.90%	2.60%
Current medical cost trend rate	7.00%	7.25%	6.75%	7.00%
Ultimate medical cost trend rate	4.75%	4.75%	4.75%	4.75%
Medical cost trend rate decreases to ultimate rate in year	2030	2030	2030	2030
The following table presents the sensitivity of disclosures to changes in selected assumptions for the year ended December 31, 2021:

(DOLLARS IN MILLIONS)	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Benefit Plan
25 Basis Point Decrease in Discount Rate
Change in PBO	$19	$77	N/A
Change in ABO	19	73	2
Change in pension expense	—	5	—
25 Basis Point Decrease in Long-Term Rate of Return
Change in pension expense	1	3	N/A
The Company contributed $32 million to its non-U.S. pension plans in 2021. No contributions were made to the Company's qualified U.S. pension plans in 2021. The Company made $5 million in benefit payments with respect to its non-qualified U.S. pension plan. In addition, $4 million of payments were made with respect to the Company's other postretirement plans.

NOTE 16.    FINANCIAL INSTRUMENTS
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
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company determines the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the London Interbank Offer Rate (“LIBOR”) swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. The Company does not have any instruments classified as Level 3, other than those included in pension asset trusts included in Note 15. These valuations take into consideration the Company's credit risk and its counterparties’ credit risk.

The carrying value and the estimated fair values of financial instruments at December 31 consisted of the following:

	2021		2020
(DOLLARS IN MILLIONS)	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 1
Cash and cash equivalents(1)	$711	$711	$650	$650
2025 Notes(6)	1,001	968	—	—
2027 Notes(6)	1,218	1,180	—	—
2030 Notes(6)	1,511	1,466	—	—
2040 Notes(6)	775	762	—	—
2050 Notes(6)	1,572	1,556	—	—
LEVEL 2
Credit facilities and bank overdrafts(2)	7	7	2	2
Derivatives
Derivative assets(3)	—	—	1	1
Derivative liabilities(3)	7	7	29	29
Commercial paper(2)	324	324	—	—
Long-term debt:
2021 Euro Notes(4)	—	—	368	370
2022 Notes(4)	300	300	—	—
2023 Notes(4)	300	308	299	316
2024 Euro Notes(4)	565	585	614	648
2026 Euro Notes(4)	900	960	978	1,061
2028 Notes(4)	397	452	397	472
2047 Notes(4)	494	585	494	608
2048 Notes(4)	786	1,026	786	1,059
2018 Term Loan Facility(2)	—	—	240	240
2022 Term Loan Facility(2)	—	—	199	200
2024 Term Loan Facility(7)	625	625	—	—
2026 Term Loan Facility(7)	625	625	—	—
Amortizing Notes(5)	—	—	36	37
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
(6)The fair value of the Notes is based on marketed quoted price as there is an active market for the Notes and observable market data and inputs.
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
Cash Flow Hedges
The Company entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar ("USD") denominated raw material purchases made by Euro ("EUR") functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of Gains/(Losses) on derivatives qualifying as hedges in the accompanying Consolidated Statements of Income and Comprehensive Income (Loss). Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statements of Income and Comprehensive Income (Loss) in the same period as the related costs are recognized.
Hedges Related to Issuances of Debt
Subsequent to the issuance of the 2021 Euro Notes and 2026 Euro Notes during the third quarter of 2018, the Company designated the debt as a hedge of a portion of its net European investments. Accordingly, the change in the value of the debt that is attributable to foreign exchange movements is recorded in OCI as a component of foreign currency translation adjustments in the accompanying Consolidated Statements of Income and Comprehensive Income (Loss).
Subsequent to the issuance of the 2024 Euro Notes during the first quarter of 2016, the Company designated the debt as a hedge of a portion of its net European investments. Accordingly, the change in the value of the debt that is attributable to foreign exchange movements is recorded in OCI as a component of foreign currency translation adjustments in the accompanying Consolidated Statements of Income and Comprehensive Income (Loss).
During the first quarter of 2016, the Company entered into and terminated two Euro interest rate swap agreements to hedge the anticipated issuance of fixed-rate debt. These swaps were designated as cash flow hedges. The effective portions of cash flow hedges are recorded in OCI as a component of Losses on derivatives qualifying as hedges in the accompanying Consolidated Statements of Income and Comprehensive Income (Loss). The Company incurred a loss of €3 million ($3 million) due to the termination of these swaps. The loss is being amortized as interest expense over the life of the 2024 Euro Notes as discussed in Note 9.
During the fourth quarter of 2016 and the first quarter of 2017, the Company entered into interest rate swap agreements to hedge the anticipated issuance of fixed-rate debt, which are designated as cash flow hedges. The various hedge instruments were settled upon issuance of the debt on May 18, 2017 and resulted in a loss of approximately $5 million. As discussed in Note 9, the loss is being amortized as interest expense over the life of the 2047 Notes.
Cross Currency Swaps
During the third quarter of 2019, the Company entered into a transaction to unwind the four cross currency swaps designated as net investment hedges issued in the fourth quarter of 2018 and received proceeds of $34 million, including $8 million of interest income. The gain arising from the termination of the swaps has been included as a component of Accumulated other comprehensive loss. Following the termination of the existing swaps, (during the third quarter of 2019,) the Company entered into four new EUR/USD cross currency swaps that mature through May 2023. The swaps all qualified as net investment hedges in order to mitigate a portion of the Company's net European investments from foreign currency risk. During the third quarter of 2020, the Company entered into a transaction to unwind two of the swaps issued in the third quarter of 2019 and paid proceeds of $15 million, net of accrued interest receivable of $2 million. The loss arising from the termination of the swaps has been included as a component of accumulated other comprehensive loss. As of December 31, 2021, the two remaining swaps were in a net liability position with an aggregate fair value of $5 million which was classified as other current liabilities. Changes in fair value related to cross currency swaps are recorded in OCI.

The following table shows the notional amount of the Company’s derivative instruments outstanding as of December 31, 2021 and December 31, 2020:

	December 31,
(DOLLARS IN MILLIONS)	2021	2020
Foreign currency contracts	$46	$221
Commodity contracts	10	—
Cross currency swaps	300	300
The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy) as reflected in the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020:

	December 31, 2021
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency contracts	$—	$—	$—
Derivative liabilities(2)
Foreign currency contracts	$—	$2	$2
Cross currency swaps	5	—	5
Total derivative liabilities	$5	$2	$7

	December 31, 2020
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency contracts	$—	$1	$1
Derivative liabilities(2)
Foreign currency contracts	$6	$—	$6
Cross currency swaps	23	—	23
Total derivative liabilities	$29	$—	$29
_______________________
(1)Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheets.
(2)Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheets.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2021 and December 31, 2020:

(DOLLARS IN MILLIONS)	Amount of Gain (Loss) For the year ended December 31,		Location of Gain (Loss) Recognized in Income on Derivative
	2021	2020
Foreign currency contracts	$6	$9	Other (income) expense, net
These net gains (losses) mostly offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments, net of tax, in the Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2021 and December 31, 2020:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	For the years ended December 31,			For the years ended December 31,
(DOLLARS IN MILLIONS)	2021	2020		2021	2020
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$7	$(10)	Cost of goods sold	$(6)	$5
Interest rate swaps (1)	1	1	Interest expense	(1)	(1)
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	14	(13)	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	38	(42)	N/A	—	—
2021 Euro Notes & 2026 Euro Notes	72	(92)	N/A	—	—
Total	$132	$(156)		$(7)	$4
_______________________
(1)Interest rate swaps were entered into as pre-issuance hedges for the Company's bond offerings.
The ineffective portion of the above noted cash flow hedges and net investment hedges was not material for the years ended December 31, 2021 and 2020.
At December 31, 2021, based on current market rates, the Company does not expect any derivative losses (net of tax), included in AOCI, to be reclassified into earnings within the next 12 months.

NOTE 17.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive loss, net of tax, as of December 31, 2020	$(285)	$(7)	$(406)	$(698)
OCI before reclassifications	(848)	1	97	(750)
Amounts reclassified from AOCI	—	7	18	25
Net current period other comprehensive income (loss)	(848)	8	115	(725)
Accumulated other comprehensive loss, net of tax, as of December 31, 2021	$(1,133)	$1	$(291)	$(1,423)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2019	$(373)	$2	$(346)	$(717)
OCI before reclassifications	88	(5)	(74)	9
Amounts reclassified from AOCI	—	(4)	14	10
Net current period other comprehensive income (loss)	88	(9)	(60)	19
Accumulated other comprehensive loss, net of tax, as of December 31, 2020	$(285)	$(7)	$(406)	$(698)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2018	$(397)	$5	$(310)	$(702)
OCI before reclassifications	24	5	(46)	(17)
Amounts reclassified from AOCI	—	(8)	10	2
Net current period other comprehensive income (loss)	24	(3)	(36)	(15)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2019	$(373)	$2	$(346)	$(717)
The following table provides details about reclassifications out of AOCI to the Consolidated Statement of Comprehensive Income:

	Year Ended December 31,
(DOLLARS IN MILLIONS)	2021	2020	2019	Affected Line Item in the Consolidated Statement of Comprehensive Income
(Losses) gains on derivatives qualifying as hedges
Foreign currency contracts	$(7)	$6	$10	Cost of goods sold
Interest rate swaps	(1)	(1)	(1)	Interest expense
Tax	1	(1)	(1)	Provision for income taxes
Total	$(7)	$4	$8	Total, net of income taxes
(Losses) gains on pension and postretirement liability adjustments
Prior service cost	$7	$7	$6	(1)
Actuarial losses	(38)	(30)	(19)	(1)
Other items	17	—	—	(2)
Tax	(4)	9	3	Provision for income taxes
Total	$(18)	$(14)	$(10)	Total, net of income taxes
_______________________
(1)The amortization of prior service cost and actuarial loss is included in the computation of net periodic benefit cost. Refer to Note 15 to the Consolidated Financial Statements for additional information regarding net periodic benefit cost.
(2)Represents certain amounts of pension income that were corrected in the current year. Refer to Note 15 for additional information.

NOTE 18.    CONCENTRATIONS OF CREDIT RISK
The Company does not have significant concentrations of risk in financial instruments. Temporary investments are made in a well-diversified portfolio of high-quality, liquid obligations of government, corporate and financial institutions. There are also limited concentrations of credit risk with respect to trade receivables because the Company has a large number of customers who are spread across many industries and geographic regions. The Company’s larger customers are each spread across many sub-categories of its segments and geographical regions. The Company had no customer that accounted for more than 10% of its consolidated net sales for the years ended 2021, 2020 and 2019.

NOTE 19.    COMMITMENTS AND CONTINGENCIES
Guarantees and Letters of Credit
The Company has various bank guarantees, letters of credit and surety bonds which are available for use to support its ongoing business operations, satisfy governmental requirements associated with pending litigation in various jurisdictions and the payment of customs duties.
At December 31, 2021, the Company had total bank guarantees, commercial guarantees, standby letters of credit and surety bonds of approximately $392 million with various financial institutions. Included in the above aggregate amount was a total of $12 million for other assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011. There was a total of approximately $28 million outstanding under the bank guarantees and standby letters of credit and approximately $98 million outstanding under the commercial guarantees as of December 31, 2021.

In order to challenge the assessments in these cases in Brazil, the Company has been required to and has separately pledged assets, principally property, plant and equipment to cover assessments in the amount of approximately $7 million as of December 31, 2021.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of December 31, 2021, the Company had available lines of credit of $1.398 billion with various financial institutions, in addition to the $1.025 billion of capacity under the Credit Facility. There were total draw downs of approximately $334 million pursuant to these lines of credit as of December 31, 2021, including approximately $324 million related to the issuance of commercial paper.
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
Litigation Matters
On August 12, 2019, Marc Jansen filed a putative securities class action against IFF, its Chairman and CEO, and its then-CFO, in the United States District Court for the Southern District of New York. The lawsuit was filed after IFF disclosed that preliminary results of investigations indicated that Frutarom businesses operating principally in Russia and Ukraine had made improper payments to representatives of customers. On March 16, 2020, an amended complaint was filed, which added Frutarom and certain former officers of Frutarom as defendants. The amended complaint alleges, among other things, that defendants made materially false and misleading statements or omissions concerning IFF’s acquisition of Frutarom, the integration of the two companies, and the companies’ financial reporting and results. The amended complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and under the Israeli Securities Act-1968, against all defendants, and under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants, on behalf of a putative class of persons and entities who purchased or otherwise acquired IFF securities on the New York Stock Exchange between May 7, 2018 and August 12, 2019 and persons and entities who purchased or otherwise acquired IFF securities on the Tel Aviv Stock Exchange between October 9, 2018 and August 12, 2019. The amended complaint seeks an award of unspecified compensatory damages, costs, and expenses. IFF, its officers, and Frutarom filed a motion to dismiss the case on June 26, 2020, which was granted on March 30, 2021. On April 28, 2021, lead plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit. Lead plaintiffs are pursuing the appeal only against Frutarom and certain former officers of Frutarom. The parties have submitted their briefs to the Court of Appeals, and the Court of Appeals heard oral argument on February 10, 2022.

Two motions to approve securities class actions were filed in the Tel Aviv District Court, Israel, in August 2019, similarly alleging, among other things, false and misleading statements largely in connection with IFF’s acquisition of Frutarom and the above-mentioned improper payments. One motion ("Borg") asserts claims under the U.S. federal securities laws against IFF, its Chairman and CEO, and its former CFO. On November 8, 2020, IFF and its officers filed their response to the Borg motion. On April 20, 2021, Mr. Borg filed a motion to stay the proceeding pending an appellate decision in the U.S. proceeding. On June 15, 2021, August 11, 2021 November 9, 2021 and January 9, 2022, the U.S. lead plaintiffs filed update notices with the Israeli court regarding the appeal in the U.S. proceeding. The other motion ("Oman") (following an initial amendment) asserted claims under the Israeli Securities Act-1968 against IFF, its Chairman and CEO, and its former CFO, and against Frutarom and certain former Frutarom officers and directors, as well as claims under the Israeli Companies Act-1999 against certain former Frutarom officers and directors. On February 17, 2021, the court granted a motion by the Oman plaintiff to remove IFF and its officers from the motion and to add factual allegations from the US amended complaint. The amended Oman motion was filed on July 4, 2021. On August 29, 2021, the former Frutarom officers and certain former Frutarom directors filed a motion to dismiss the case. On September 30, 2021, Frutarom notified the court that it joins the legal arguments made in the motion to dismiss. A court hearing on the motion to dismiss was held on October 25, 2021, and on February 22, 2022, the court denied the motion to dismiss.
On October 29, 2019, IFF and Frutarom filed a claim in the Tel Aviv District Court, Israel, against Ori Yehudai, the former President and CEO of Frutarom, and against certain former directors of Frutarom, challenging the bonus of US $20 million granted to Yehudai in 2018. IFF and Frutarom allege, among other things, that Yehudai was not entitled to receive the bonus because he breached his fiduciary duty by, among other things, knowing of the above-mentioned improper payments and failing to prevent them from being made. The parties agreed, pursuant to the court’s recommendation, to attempt to resolve the dispute through mediation, which is still ongoing, during which the proceedings relating to this claim are stayed. A court decision is pending with regard to the order in which this claim, if it does not settle, and the class action described below will be heard.
On March 11, 2020, an IFF shareholder filed a motion to approve a class action in Israel against, among others, Frutarom, Yehudai, and Frutarom’s former board of directors, alleging that former minority shareholders of Frutarom were harmed as a result of the US $20 million bonus paid to Yehudai. The parties to this motion agreed to attempt to resolve the dispute through mediation to take place regarding the aforesaid claim against Yehudai. On July 27, 2021, counsel to the movant in the class action filed a notice with the court that the mediation process ended without an agreement. On August 26, 2021, a motion to dismiss the class action application was filed by Yehudai and certain former directors of Frutarom. On September 9, 2021, an additional motion to dismiss was filed by other former directors of Frutarom together with ICC Industries, Inc. and its affiliates. A court hearing on the motions to dismiss was held on December 6, 2021, and on December 9, 2021, the court denied the motions to dismiss.
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
China Facilities
Hangzhou Ingredients Plant
As previously disclosed, in 2014 the Company agreed to relocate an ingredients facility in Hangzhou, China to Jiande, China. In connection with such relocation, the Company entered into a land swap and relocation agreement with the local authority pursuant to which the Company agreed to transfer ownership of the land underlying the facility in exchange for various elements of compensation, including cash and land use rights for the new facility. The Company initially determined that the gain, if any, would be recognized upon final transfer of ownership. During the fourth quarter of 2019, the Company completed the final environmental cleanup activities and transferred ownership of the land to the local authority. The amount of the gain ultimately recognized in the fourth quarter of 2019 was $4 million. The amount was recorded as a component of Other income, net.
The net book value of the plant in Jiande, China was approximately $67 million as of December 31, 2021.

Guangzhou Taste Plant
During the fourth quarter of 2016, the Company was notified that certain governmental authorities have begun to evaluate a change in the zoning of the Guangzhou Taste plant. The zoning, if changed, would prevent the Company from continuing to manufacture product at the existing plant. The ultimate outcome of any change that the governmental authorities may propose, the timing of such a change, and the nature of any compensation arrangements that might be provided to the Company are uncertain. To address the governmental authorities' requirements, the Company has been transferring certain production capabilities from the Guangzhou Taste plant to a newly built facility in Zhangjiagang.
The net book value of the plant in Guangzhou was approximately $60 million as of December 31, 2021.
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
The net book value of the existing plant was approximately $8 million as of December 31, 2021.
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
Total China Operations
The total net book value of all plants in China was approximately $279 million as of December 31, 2021.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, the Company believes it has valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, the Company is required to, and has provided, bank guarantees and pledged assets in the aggregate amount of $19 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
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
Avicel® PH NF (Pharma Solutions)
The Company has determined that certain grades of microcrystalline cellulose (Avicel® PH 101, 102, and 200 NF and Avicel® RC-591 NF) were found to be out-of-specification (collectively, “OOS Avicel® NF”). The Company does not expect this issue to affect the functionality of Avicel® NF grades or to pose a human health hazard. Corrective actions have been implemented to improve operational and laboratory conditions. Based on the information available, as of December 31, 2021, costs associated with the issue are approximately $21 million, and the Company has a current accrual of approximately $40 million. The total amount of exposure may increase as additional customers present claims.
Other
The Company determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that either a loss is reasonably possible or a loss in excess of accrued amounts is reasonably possible and the amount of losses or range of losses is determinable. For all third party contingencies (including labor, contract, technology, tax, product-related claims and business litigation), the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $42 million. The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the matters in question. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.

NOTE 20.   REDEEMABLE NON-CONTROLLING INTERESTS
Through certain subsidiaries of the Company's Frutarom acquisition, there are certain non-controlling interests that carry redemption features. The non-controlling interest holders have the right, over a stipulated period of time, to sell their respective interests to Frutarom, and Frutarom has the option to purchase these interests (subject to the same timing). These options carry, in most cases, similar price and conditions of exercise, and will be settled on a pre-agreed formula based on a multiple of the average EBITDA of consecutive quarters to be achieved during the period ending prior to the exercise date.

The following table sets forth the details of the Company's redeemable non-controlling interests:

(DOLLARS IN MILLIONS)	Redeemable Noncontrolling Interests
Balance at December 31, 2018	$82
Acquired through acquisitions during 2019	24
Share of profit or loss attributable to redeemable noncontrolling interests	1
Redemption value adjustment for the current period	2
Measurement period adjustments	5
Dividends paid	(1)
Exercises of redeemable noncontrolling interests	(14)
Balance at December 31, 2019	$99
Impact of foreign exchange translation	13
Share of profit or loss attributable to redeemable noncontrolling interests	3
Redemption value adjustment for the current period	(2)
Measurement period adjustments	(1)
Dividends paid	(2)
Exercises of redeemable noncontrolling interests	(12)
Balance at December 31, 2020	$98
Impact of foreign exchange translation	1
Share of profit or loss attributable to redeemable noncontrolling interests	6
Redemption value adjustment for the current period	2
Dividends paid	(2)
Balance at December 31, 2021	$105
For 2019, the increase in redeemable non-controlling interests was primarily due to the interests acquired through acquisitions during the first quarter of 2019.
For 2020, the increase in redeemable non-controlling interests was primarily due to the impact of foreign exchange translation offset by the exercise of options. In addition, during 2020, the Company paid $14 million related to the purchase of certain non-controlling interests where the option related to the purchase had been exercised in the fourth quarter of 2019.
For 2021, the increase in redeemable non-controlling interests was primarily due to profits attributable to redeemable non-controlling interests.

NOTE 21. BUSINESS DIVESTITURES
Fruit Preparation
During the second quarter of 2021, the Company entered into an agreement to divest its fruit preparation business, which is a part of the Nourish segment. The transaction closed on October 1, 2021, with the Company receiving cash proceeds of approximately $115 million in the third quarter of 2021, net of tax of approximately $12 million.

NOTE 22. ASSETS HELD FOR SALE
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

Based on the agreement to sell, it was determined that the assets and liabilities of the Microbial Control business unit met the criteria to be presented as “held for sale." As a result, as of December 31, 2021, such assets and liabilities were classified as held for sale and are reported on the Consolidated Balance Sheets. The Company expects that the transaction will close for approximately $1.273 billion in the second quarter of 2022 and that the sale proceeds less costs to sell will exceed the carrying value of the net assets.
Included in the Company's Consolidated Balance Sheets as of December 31, 2021 are the following carrying amounts of the assets and liabilities held for sale:

(DOLLARS IN MILLIONS)	December 31, 2021
Assets
Trade receivables, net	$63
Inventories	125
Property, plant and equipment, net	30
Goodwill	536
Other intangible assets, net	349
Operating lease right-of-use assets	5
Other assets	14
Total assets held-for-sale	$1,122
Liabilities
Accounts payable	$69
Deferred tax liability	24
Other liabilities	8
Total liabilities held-for-sale	$101

NOTE 23.   SUBSEQUENT EVENTS
Health Wright Products, LLC Acquisition
On February 16, 2022, the Company announced that it had entered into an agreement to acquire Health Wright Products, LLC, a leader in formulation and capsule manufacturing for the dietary supplement industry.

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

2.4(i)
Amendment No. 1 to the Separation and Distribution Agreement, dated January 22, 2021, by and among DuPont de Nemours, Inc., Nutrition & Biosciences, Inc., International Flavors & Fragrances Inc. and Neptune Merger Sub II LLC, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2021.

2.4(ii)
Amendment No. 2 to the Separation and Distribution Agreement, dated February 1, 2021, by and among DuPont de Nemours, Inc., Nutrition & Biosciences, Inc., International Flavors & Fragrances Inc. and Neptune Merger Sub II LLC, incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on February 3, 2021.

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 10(g) to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2002.
3.2	Bylaws of International Flavors & Fragrances Inc., effective as of October 29, 2019, incorporated by reference to Exhibit 3(i) to the Registrant's Current Report on Form 8-K filed on February 8, 2022.
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

4.11	Form of Global Note for the 2021 Notes, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 25, 2018.
4.12	Form of Global Note for the 2026 Notes, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 25, 2018.

Exhibit Number	Description
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

4.19
Second Supplemental Indenture, dated as of March 4, 2021, among Nutrition & Biosciences, Inc., International Flavors & Fragrances Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on March 4, 2021.

4.20
Icon Debt Assumption Supplement, dated as of March 4, 2021, among Neptune Merger Sub II LLC (as successor by merger to Nutrition & Biosciences, Inc.) and International Flavors & Fragrances Inc., and as acknowledged by Morgan Stanley Senior Funding, Inc., as administrative agent, incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on March 4, 2021.

4.21	Description of Securities, incorporated by reference to Exhibit 4.17 to the Registrant's Annual Report on Form 10-K filed on March 3, 2020.
*10.1	Letter Agreement, dated as of May 26, 2014, between the Registrant and Andreas Fibig, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2014.
*10.2
Letter Agreement between International Flavors & Fragrances Inc. and Franklin K. Clyburn, Jr., effective January 18, 2022, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2022.

*10.3	Supplemental Retirement Plan, incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2008.
*10.4	2021 Stock Award and Incentive Plan, incorporated by reference to Annex 1 to the Registrant’s Proxy Statement filed with the Commission on March 23, 2021.
*10.5	Form of Restricted Stock Units Agreement – Non-Employee Director under the 2021 Stock Award and Incentive Plan, filed herewith.
*10.6	Form of Restricted Stock Units Award Agreement under the 2021 Stock Award and Incentive Plan, filed herewith.
*10.7	Form of Equity Choice Program Award Agreement under the 2021 Stock Award and Incentive Plan, filed herewith.
*10.8	Form of Performance-Based Restricted Stock Units Award Agreement under the 2021 Stock Award and Incentive Plan, filed herewith.
*10.9	2015 Stock Award and Incentive Plan, as amended and restated February 7, 2017, incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2017.
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

*10.18	Amendment to the Executive Severance Policy dated November 3, 2020, incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K filed on February 22, 2021.
*10.19	Form of Director/Officer Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2008.
*10.20	Form of Executive Death Benefit Program - Plan Agreement, incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2012.
*10.21
Deferred Compensation Plan, as amended and restated December 12, 2011, incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2012 (the "Deferred Compensation Plan").

*10.22	First Amendment to the Deferred Compensation Plan dated as of December 31, 2020, incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K filed on February 22, 2021.
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

10.23(vii)
Third Amended and Restated Credit Agreement, dated as of July 28, 2021 among International Flavors & Fragrances Inc., International Flavors & Fragrances (Nederland) Holding B.V. and International Flavors & Fragrances I.F.F. (Nederland) B.V., as borrowers, the lenders signatory thereto and Citibank, N.A. as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on 8-K filed on July 28, 2021.

Exhibit Number	Description
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

10.25(i)
Amendment to the Employee Matters Agreement, dated January 22, 2021, by and among International Flavors & Fragrances Inc., DuPont de Nemours, Inc. and Nutrition & Biosciences, Inc., incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 25, 2021.

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

10.27
Term Loan Credit Agreement, dated as of January 17, 2020, by and among Nutrition & Biosciences, Inc., as borrower, and Morgan Stanley Senior Funding Inc., as administrative agent, and the other lenders party thereto, incorporated by reference to Exhibit 99.14 to the Registrant’s Form S-4 Registration Statement filed on October 5, 2020.

10.27(i)
Amendment No. 1 to Credit Agreement, dated as of August 25, 2020, by and among Nutrition & Biosciences, Inc., the lenders signatory thereto and Morgan Stanley Senior Fund, Inc., as administrative agent, incorporated by reference to Exhibit 99.15 to the Registrant’s Form S-4 Registration Statement filed on October 5, 2020.

10.28	Co-Operation Agreement, dated as of March 7, 2021, incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 8, 2021.
10.29
Tax Matters Agreement, dated as of February 1, 2021, by and among DuPont de Nemours, Inc., Nutrition & Biosciences, Inc. and International Flavors & Fragrances Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2021.

10.30
Intellectual Property Cross-License Agreement, dated as of February 1, 2021, by and between Nutrition & Biosciences, Inc. and DuPont de Nemours, Inc., incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 4, 2021.

21	List of Principal Subsidiaries.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Frank Clyburn pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Glenn Richter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Frank Clyburn and Glenn Richter pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit Number	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
____________________
*Management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY.
    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

By:	/s/ Glenn Richter
Name:	Glenn Richter
Title:	Executive Vice President and Chief Financial Officer
Dated: February 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Frank Clyburn	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022
Frank Clyburn

/s/ Glenn Richter	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2022
Glenn Richter

/s/ Robert Anderson	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2022
Robert Anderson

/s/ Dale F. Morrison	Chairman of the Board, Director	February 28, 2022
Dale F. Morrison

/s/ Kathryn J. Boor	Director	February 28, 2022
Kathryn J. Boor

/s/ Edward D. Breen	Director	February 28, 2022
Edward D. Breen

/s/ Barry A. Bruno	Director	February 28, 2022
Barry A. Bruno

/s/ Carol Anthony (John) Davidson	Director	February 28, 2022
Carol Anthony (John) Davidson

/s/ Michael Ducker	Director	February 28, 2022
Michael Ducker

/s/ Roger W. Ferguson, Jr.	Director	February 28, 2022
Roger W. Ferguson, Jr.

/s/ John F. Ferraro	Director	February 28, 2022
John F. Ferraro

/s/ Christina Gold	Director	February 28, 2022
Christina Gold

/s/ Ilene Gordon	Director	February 28, 2022
Ilene Gordon

/s/ Matthias Heinzel	Director	February 28, 2022
Matthias Heinzel

/s/ Kåre Schultz	Director	February 28, 2022
Kåre Schultz

/s/ Stephen Williamson	Director	February 28, 2022
Stephen Williamson

INTERNATIONAL FLAVORS & FRAGRANCES INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(IN MILLIONS)

	For the Year Ended December 31, 2021
	Balance at beginning of period	Additions (deductions) charged to costs and expenses	Acquisitions	Accounts written off	Translation adjustments	Other(1)	Balance at end of period
Allowance for doubtful accounts	$21	$6	$—	$(1)	$—	$20	$46
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	257	(18)	9	—	(16)	—	232

	For the Year Ended December 31, 2020
	Balance at beginning of period	Additions charged to costs and expenses	Acquisitions	Accounts written off	Translation adjustments	Other	Balance at end of period
Allowance for doubtful accounts	$16	$6	$—	$(1)	$—	$—	$21
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	204	35	—	—	18	—	257

	For the Year Ended December 31, 2019
	Balance at beginning of period	Additions charged to costs and expenses	Acquisitions	Accounts written off	Translation adjustments	Other(2)	Balance at end of period
Allowance for doubtful accounts	$9	$1	$—	$(2)	$—	$8	$16
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	200	6	—	—	(2)	—	204
_______________________
(1)The amount relates to adjustment to allowances for bad debts as a result of purchase price allocation related to the Merger with N&B.
(2)The amount relates to an adjustment to reflect the correct classification of amounts between the allowance for bad debts and Trade Receivables.
S-1