Form 10-Q
period 2022-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2022-05-09
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No  ☑
Number of shares of common stock outstanding as of May 2, 2022: 254,838,017

INTERNATIONAL FLAVORS & FRAGRANCES INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(DOLLARS IN MILLIONS)	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$657	$711
Restricted cash	4	4
Trade receivables (net of allowances of $69 and $46, respectively)	2,160	1,906
Inventories: Raw materials	1,002	854
Work in process	311	287
Finished goods	1,482	1,375
Total Inventories	2,795	2,516
Assets held for sale	1,141	1,122
Prepaid expenses and other current assets	750	728
Total Current Assets	7,507	6,987
Property, plant and equipment, at cost	6,184	6,161
Accumulated depreciation	(1,889)	(1,793)
Property, plant and equipment, net	4,295	4,368
Goodwill	16,298	16,414
Other intangible assets, net	10,250	10,506
Operating lease right-of-use assets	743	767
Other assets	654	616
Total Assets	$39,747	$39,658
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings, overdrafts, and current portion of long-term debt	$308	$308
Commercial paper	631	324
Accounts payable	1,629	1,532
Accrued payroll and bonus	259	335
Dividends payable	202	201
Liabilities held for sale	87	101
Other current liabilities	916	832
Total Current Liabilities	4,032	3,633
Other Liabilities:
Long-term debt	10,738	10,768
Retirement liabilities	378	385
Deferred income taxes	2,454	2,518
Operating lease liabilities	653	670
Other liabilities	426	462
Total Other Liabilities	14,649	14,803
Commitments and Contingencies (Note 15)
Redeemable noncontrolling interests	101	105
Shareholders’ Equity:
Common stock $0.125 par value; 500,000,000 shares authorized; 275,726,629 shares issued as of March 31, 2022 and 275,726,629 shares issued as of December 31, 2021; and 254,804,747 and 254,573,984 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	35	35
Capital in excess of par value	19,823	19,826
Retained earnings	3,683	3,641
Accumulated other comprehensive loss	(1,622)	(1,423)
Treasury stock, at cost (20,921,882 and 21,152,645 shares as of March 31, 2022 and December 31, 2021, respectively)	(986)	(997)
Total Shareholders’ Equity	20,933	21,082
Noncontrolling interest	32	35
Total Shareholders’ Equity including Noncontrolling interest	20,965	21,117
Total Liabilities and Shareholders’ Equity	$39,747	$39,658
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2022	2021
Net sales	$3,226	$2,465
Cost of goods sold	2,081	1,711
Gross profit	1,145	754
Research and development expenses	157	143
Selling and administrative expenses	459	451
Amortization of acquisition-related intangibles	186	152
Restructuring and other charges	2	4
Operating profit	341	4
Interest expense	72	65
Other income, net	(16)	(7)
Income (loss) before taxes	285	(54)
Provision for (benefit from) income taxes	39	(14)
Net income (loss)	246	(40)
Net income attributable to noncontrolling interests	2	2
Net income (loss) attributable to IFF stockholders	$244	$(42)

Net income (loss) per share - basic	$0.96	$(0.21)
Net income (loss) per share - diluted	$0.96	$(0.21)
Average number of shares outstanding - basic	255	206
Average number of shares outstanding - diluted	255	206

Statement of Comprehensive Income (Loss)
Net income (loss)	$246	$(40)
Other comprehensive loss, after tax:
Foreign currency translation adjustments	(199)	(417)
Gains on derivatives qualifying as hedges	—	4
Pension and postretirement liability adjustment	—	9
Other comprehensive loss	(199)	(404)
Comprehensive income (loss)	47	(444)
Net income attributable to noncontrolling interests	2	2
Comprehensive income (loss) attributable to IFF stockholders	$45	$(446)

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2022	2021
Cash flows from operating activities:
Net income (loss)	$246	$(40)
Adjustments to reconcile to net cash (used in) provided by operating activities
Depreciation and amortization	303	242
Deferred income taxes	(65)	(86)
Stock-based compensation	9	11
Pension contributions	(8)	(9)
Amortization of inventory step-up	—	182
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(272)	(175)
Inventories	(311)	(64)
Accounts payable	178	250
Accruals for incentive compensation	(101)	(22)
Other current payables and accrued expenses	39	48
Other assets/liabilities, net	(22)	21
Net cash (used in) provided by operating activities	(4)	358
Cash flows from investing activities:
Additions to property, plant and equipment	(132)	(93)
Additions to intangible assets	(2)	—
Proceeds from disposal of assets	2	1
Cash provided by the Merger with N&B	11	207
Net cash (used in) provided by investing activities	(121)	115
Cash flows from financing activities:
Cash dividends paid to shareholders	(201)	(82)
Increase (decrease) in revolving credit facility and short-term borrowings	1	(104)
Proceeds from issuance of commercial paper (maturities after three months)	155	—
Repayments of commercial paper (maturities after three months)	(75)	—
Net borrowings of commercial paper (maturities less than three months)	227	—
Repayments of long-term debt	—	(12)
Contingent consideration paid	—	(14)
Purchases of noncontrolling interest	(6)	—
Proceeds from issuance of stock in connection with stock options	7	3
Employee withholding taxes paid	(13)	(6)
Net cash provided by (used in) financing activities	95	(215)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(24)	(37)
Net change in cash, cash equivalents and restricted cash	(54)	221
Cash, cash equivalents and restricted cash at beginning of year	716	660
Cash, cash equivalents and restricted cash at end of period	$662	$881
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$45	$42
Income taxes paid	78	36
Accrued capital expenditures	64	21
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2021	128,526,137	$16	$3,853	$4,156	$(698)	(21,588,147)	$(1,017)	$12	$6,322
Net loss				(42)				1	(41)
Cumulative translation adjustment					(417)				(417)
Gains on derivatives qualifying as hedges; net of tax of $(1)					4				4
Pension liability and postretirement adjustment; net of tax of $1					9				9
Cash dividends declared ($0.77 per share)				(192)					(192)
Stock options/SSARs			1			98,729	5		6
Vested restricted stock units and awards			(4)			82,461	4		—
Stock-based compensation			11						11
Impact of N&B Merger	141,740,461	18	15,936					26	15,980
Redeemable NCI			(1)						(1)
Balance at March 31, 2021	270,266,598	$34	$19,796	$3,922	$(1,102)	(21,406,957)	$(1,008)	$39	$21,681

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2022	275,726,629	$35	$19,826	$3,641	$(1,423)	(21,152,645)	$(997)	$35	$21,117
Net income				244				2	246
Cumulative translation adjustment					(199)				(199)
Cash dividends declared ($0.79 per share)				(202)					(202)
Stock options/SSARs			9			80,153	4		13
Vested restricted stock units and awards			(22)			150,610	7		(15)
Stock-based compensation			9						9
Purchases of NCI			1					(5)	(4)
Balance at March 31, 2022	275,726,629	$35	$19,823	$3,683	$(1,622)	(20,921,882)	$(986)	$32	$20,965

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
Basis of Presentation
The accompanying interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the related notes included in our 2021 Annual Report on Form 10-K (“2021 Form 10-K”).
The interim Consolidated Financial Statements are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted, if not materially different from the 2021 Form 10-K. The year-end balance sheet data included in this Form 10-Q was derived from the audited financial statements. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim Consolidated Financial Statements, have been made.
On February 1, 2021 (the “Closing Date”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), the Company completed the combination (the "Merger") of IFF and DuPont de Nemours, Inc (“DuPont”) nutrition and biosciences business (the “N&B Business”), which had been transferred to Nutrition and Biosciences, Inc., a Delaware corporation and wholly owned subsidiary of DuPont ("N&B") in a Reverse Morris Trust transaction. See Note 3 for additional information. As a result, the Company’s Consolidated Financial Statements for the three months ended March 31, 2022 reflect the results of N&B for the full three months in the first quarter of 2022, whereas the three months ended March 31, 2021 reflect only two months of results of N&B in the first quarter of 2021.
Reporting Periods
The Company uses a calendar year of the twelve-month period from January 1 to December 31.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The inputs into our judgments and estimates take into account the current economic implications of the novel coronavirus ("COVID-19") and the potential impairment of assets arising from the recent events in Russia and Ukraine on our critical and significant accounting estimates, including estimates associated with future cash flows that are used in assessing the risk of impairment of certain long-lived assets. Actual results could differ from those estimates.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash reported in the Company's balance sheet as of March 31, 2022, December 31, 2021, March 31, 2021 and December 31, 2020 were as follows:

(DOLLARS IN MILLIONS)	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
Current assets
Cash and cash equivalents	$657	$711	$872	$650
Restricted cash	4	4	7	7
Noncurrent assets
Restricted cash included in Other assets	1	1	2	3
Cash, cash equivalents and restricted cash	$662	$716	$881	$660

Accounts Receivable
The Company has various factoring agreements in the U.S. and The Netherlands under which it can factor up to approximately $250 million in receivables. In addition, the Company has factoring agreements sponsored by certain customers. Under all of the arrangements, the Company sells the receivables on a non-recourse basis to unrelated financial institutions and accounts for the transactions as a sale of receivables. The applicable receivables are removed from the Company's Consolidated Balance Sheets when the cash proceeds are received by the Company.
The impact on cash provided by operations from participating in these programs was a decrease of $45 million for the three months ended March 31, 2022 and an increase of $29 million for the three months ended March 31, 2021. The cost of participating in these programs was approximately $1 million for both the three months ended March 31, 2022 and 2021.
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
As of March 31, 2022 and December 31, 2021, the Company's gross accounts receivable was $2.229 billion and $1.952 billion, respectively. The Company's contract assets and contract liabilities as of March 31, 2022 and December 31, 2021 were not material.

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
The Company also considers current and future economic conditions in the determination of the allowance. At March 31, 2022, the Company reported $2.160 billion of trade receivables, net of allowances of $69 million. Based on the aging analysis as of March 31, 2022, approximately 91% of our accounts receivable were current based on the payment terms of the invoice. Receivables that were past due by over 365 days account for approximately 1% of our accounts receivable.
The following is a rollforward of the Company's allowances for bad debts for the three months ended March 31, 2022:

(DOLLARS IN MILLIONS)	Allowances for Bad Debts
Balance at December 31, 2021	$46
Bad debt expense(1)	23
Write-offs	(1)
Foreign exchange	1
Balance at March 31, 2022	$69
_______________________
(1)The bad debt expense included approximately $20 million related to expected credit losses on receivables from customers located in Russia and Ukraine (for both export and domestic sales) due to recent events in those countries. The Company will continue to evaluate its credit exposure related to Russia and Ukraine.

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
Recent Events in Russia and Ukraine
The Company maintains operations in both Russia and Ukraine and, additionally, exports products to customers in Russia and Ukraine from operations outside the region. In response to the events in Ukraine, the Company has limited the production and supply of ingredients in and to Russia to only those that meet the essential needs of people, including food, hygiene and medicine.
During the first quarter of 2022, in connection with the events in Ukraine (including the impact of the invasion and the sanctions placed on Russia), the Company determined that certain assets should be tested for recoverability. In order to perform the test for recoverability, the Company prepared an estimate of the undiscounted cash flows for the applicable asset groups. The total amount of assets in the applicable asset groups identified, and to be tested for recoverability, was approximately $228 million, or less than 1% of total assets, of which approximately $210 million related to Russia. Based on the projections made, it was determined that no impairment existed in any of the asset groups as of March 31, 2022. The undiscounted cash flows were prepared under the assumption that the Company’s operations in Russia and Ukraine would continue to operate and that the Company would be able to continue to manufacture and sell products within Russia, subject to limiting our operations to servicing essential needs. The Company may incur impairment of such assets in the future if these assumptions change or circumstances worsen.
As indicated above, the Company also recorded a charge of approximately $20 million related to expected credit losses on receivables from customers located in Russia and Ukraine (for both export and domestic sales) due to recent events in those countries. The Company will continue to evaluate its credit exposure related to Russia and Ukraine.
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

NOTE 2. NET INCOME (LOSS) PER SHARE
A reconciliation of the shares used in the computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended March 31,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2022	2021
Net Income (Loss)
Net income (loss) attributable to IFF stockholders	$244	$(42)
Adjustment related to (increase) decrease in redemption value of redeemable noncontrolling interests in excess of earnings allocated	—	(1)
Net income (loss) available to IFF stockholders	$244	$(43)
Shares
Weighted average common shares outstanding (basic)(1)	255	206
Weighted average shares assuming dilution (diluted)	255	206

Net Income (Loss) per Share
Net income (loss) per share - basic	$0.96	$(0.21)
Net income (loss) per share - diluted	0.96	(0.21)
_______________________
(1)On September 15, 2021, additional shares of IFF's common stock were issued in settlement of the stock purchase contract ("SPC") portion of the tangible equity units ("TEUs"). For the three months ended March 31, 2021, the TEUs were assumed to be outstanding at the minimum settlement amount for basic earnings per share ("EPS"). See below for additional information.
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
The Company declared a quarterly dividend to its shareholders of $0.79 and $0.77 per share for the three months ended March 31, 2022 and 2021, respectively.
There were no stock options or stock-settled appreciation rights (“SSARs”) excluded from the computation of diluted net income per share for the three months ended March 31, 2022.
There were approximately one million potentially dilutive securities excluded from the computation of diluted net income (loss) per share for the three months ended March 31, 2021 because there was a net loss attributable to IFF for the period and, as such, the inclusion of these securities would have been anti-dilutive.
The Company issued 16,500,000 TEUs, consisting of a prepaid SPC and a senior amortizing note, for net proceeds of $800 million on September 17, 2018. On September 14, 2021, the Company notified holders of the TEUs that the final settlement rate in respect of each SPC was 0.330911 shares of IFF's common stock. On September 15, 2021, 5,460,031 shares of IFF's common stock were issued in settlement of the SPCs. The SPC conversion factor is based on the 20 day volume-weighted average price (“VWAP”) per share of the Company’s common stock. For purposes of calculating basic net income (loss) per share, the minimum settlement rate of 0.313400 shares per SPC on March 31, 2021 was used. For purposes of calculating diluted earnings per share, the SPCs were assumed to be settled at a conversion factor not to exceed 0.366500 shares per SPC on March 31, 2021.

The Company has issued shares of purchased restricted common stock units (“PRSUs”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method.
The Company did not present the two-class method since there was no difference between basic net income (loss) per share for both unrestricted common shareholders and PRSU shareholders for the three months ended March 31, 2022 and 2021. The difference between diluted net income per share for both unrestricted common shareholders and PRSU shareholders for the three months ended March 31, 2022 was less than $0.01 per share and there was no difference between diluted net income (loss) per share for both unrestricted common shareholders and PRSU shareholders for the three months ended March 31, 2021. In addition, the number of PRSUs outstanding as of March 31, 2022 and 2021 was not material. Net income allocated to such PRSUs was not material for the three months ended March 31, 2022 and 2021.

NOTE 3.    ACQUISITIONS
Transaction with N&B
On February 1, 2021, IFF completed the Merger with N&B. The aggregate purchase price consideration paid to acquire N&B was $15.942 billion. Refer to Note 3 of the Company's 2021 Form 10-K for additional information.

Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined results of operations of IFF and N&B as if the Merger had been completed as of January 1, 2020. The unaudited pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the Merger and related borrowings had taken place on January 1, 2020, nor are they indicative of future results. The unaudited pro forma financial information for the three months ended March 31, 2021 includes IFF results, including the post-Merger results of N&B, since February 1, 2021, and pre-Merger results of N&B for the period January 1, 2021 through January 31, 2021.
The unaudited pro forma results for the three months ended March 31, 2021 were as follows:

(DOLLARS IN MILLIONS)	Three Months Ended March 31, 2021
Unaudited pro forma net sales	$2,972
Unaudited pro forma net income attributable to the Company	219
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
Frutarom Integration Initiative
In connection with the acquisition of Frutarom, the Company has been executing an integration plan that, among other initiatives, seeks to optimize its manufacturing network (the "Frutarom Integration Initiative"). As part of the Frutarom Integration Initiative, the Company now expects to close approximately 30 manufacturing sites with all closures targeted to occur by 2023. Since the inception of the initiative through March 31, 2022, the Company has closed 22 sites and expensed total costs of approximately $37 million. Total costs for the program are expected to be approximately $42 million including cash and non-cash items.
2019 Severance Program
During the year ended December 31, 2019, the Company incurred severance charges related to approximately 190 headcount reductions, excluding those previously mentioned under the Frutarom Integration Initiative. The headcount reductions primarily related to the Scent business unit with additional amounts related to headcount reductions in all business units associated with the establishment of a new shared service center in Europe. Since the inception of the program, the Company has expensed approximately $20 million to date.

N&B Merger Restructuring Liability
For the three months ended March 31, 2022, the Company incurred approximately $2 million of charges related to severance. Since the inception of the restructuring activities, there have been approximately 265 headcount reductions and the Company has expensed approximately $32 million.
Changes in Restructuring Liabilities
Changes in restructuring liabilities during the three months ended March 31, 2022 were as follows:

(DOLLARS IN MILLIONS)	Balance at December 31, 2021	Additional Charges (Reversals), Net	Non-Cash Charges	Cash Payments	Balance at March 31, 2022
Frutarom Integration Initiative
Severance	$5	$—	$—	$—	$5
Other(1)	3	—	—	(1)	2
2019 Severance Plan
Severance	5	—	—	—	5
Other Restructuring Charges
Severance	1	—	—	—	1
N&B Merger Restructuring Liability
Severance	15	2	—	(5)	12
Total restructuring and other charges	$29	$2	$—	$(6)	$25
_______________________
(1)Other includes supplier contract termination costs, consulting and advisory fees.
Restructuring liabilities are presented in "Other Current Liabilities" in the Consolidated Balance Sheets.
Charges by Segment
The following table summarizes the total amount of costs incurred in connection with these restructuring programs and activities by segment:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2022	2021
Nourish	$2	$3
Scent	—	1
Total Restructuring and other charges	$2	$4

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill attributable to each reportable segment for the three months ended March 31, 2022 were as follows:

(DOLLARS IN MILLIONS)	Nourish	Health & Biosciences	Scent	Pharma Solutions	Total
Balance at December 31, 2021	$6,555	$6,749	$1,828	$1,282	$16,414
Foreign exchange	(50)	(42)	(11)	(13)	(116)
Balance at March 31, 2022	$6,505	$6,707	$1,817	$1,269	$16,298

Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	March 31,	December 31,
(DOLLARS IN MILLIONS)	2022	2021
Asset Type
Customer relationships	$8,878	$8,935
Technological know-how	2,470	2,494
Trade names & patents	405	411
Other	50	50
Total carrying value	11,803	11,890
Accumulated Amortization
Customer relationships	(991)	(887)
Technological know-how	(441)	(388)
Trade names & patents	(76)	(68)
Other	(45)	(41)
Total accumulated amortization	(1,553)	(1,384)
Other intangible assets, net	$10,250	$10,506
Amortization
Amortization expense was $186 million and $152 million for the three months ended March 31, 2022 and 2021, respectively.
Amortization expense for the next five years is expected to be as follows:

(DOLLARS IN MILLIONS)	2022	2023	2024	2025	2026
Estimated future intangible amortization expense	$564	$743	$742	$740	$737

NOTE 6.    OTHER CURRENT ASSETS AND LIABILITIES, AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	March 31, 2022	December 31, 2021
Value-added tax receivable	$196	$178
Income tax receivable	107	131
Prepaid expenses	328	288
Other	119	131
Total	$750	$728
Other assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	March 31, 2022	December 31, 2021
Finance lease right-of-use assets	$20	$21
Deferred income taxes	111	82
Overfunded pension plans	134	136
Cash surrender value of life insurance contracts	49	52
Equity method investments	85	86
Other(1)	255	239
Total	$654	$616
_______________________
(1)Includes land usage rights in China and long term deposits.

Other current liabilities consisted of the following amounts:

(DOLLARS IN MILLIONS)	March 31, 2022	December 31, 2021
Rebates and incentives payable	$110	$113
Value-added tax payable	55	50
Interest payable	70	48
Current pension and other postretirement benefit obligation	9	11
Accrued insurance (including workers’ compensation)	9	10
Restructuring and other charges	25	29
Current operating lease obligation	107	109
Current financing lease obligation	5	5
Accrued income taxes	151	94
Other accounts payable and accrued expenses payable	267	270
Other	108	93
Total	$916	$832

NOTE 7.    DEBT
Debt consisted of the following:

(DOLLARS IN MILLIONS)	Effective Interest Rate	March 31, 2022	December 31, 2021
2022 Notes(3)	0.69%	$300	$300
2023 Notes(1)	3.30%	300	300
2024 Euro Notes(1)	1.88%	554	565
2025 Notes(3)	1.22%	1,000	1,001
2026 Euro Notes(1)	1.93%	882	900
2027 Notes(3)	1.56%	1,217	1,218
2028 Notes(1)	4.57%	397	397
2030 Notes(3)	2.21%	1,510	1,511
2040 Notes(3)	3.04%	774	775
2047 Notes(1)	4.44%	495	494
2048 Notes(1)	5.12%	787	786
2050 Notes(3)	3.21%	1,572	1,572
2024 Term Loan Facility(3)	1.56%	625	625
2026 Term Loan Facility(3)	1.94%	625	625
Commercial paper(4)	—%	631	324
Bank overdrafts and other		8	7
Total debt		11,677	11,400
Less: Short-term borrowings(2)		(939)	(632)
Total Long-term debt		$10,738	$10,768
_______________________
(1)Amount is net of unamortized discount and debt issuance costs.
(2)Includes bank borrowings, commercial paper, overdrafts and current portion of long-term debt.
(3)Assumed by the Company as part of the N&B Merger.
(4)The effective interest rate of commercial paper issuances fluctuates as short-term interest rates and demand fluctuate, and deferred debt issuance costs are immaterial. Additionally, the effective interest rate of commercial paper is not meaningful as issuances do not materially differ from short-term interest rates.
Commercial Paper
During the three months ended March 31, 2022, the Company had gross issuances of $873 million and repayments of $566 million under the Commercial Paper Program. The commercial paper issued had original maturities of less than 125 days. There were no commercial paper issuances or repayments during the three months ended March 31, 2021.

The Commercial Paper Program is backed by the borrowing capacity available under the Revolving Credit Facility. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense.

NOTE 8.   LEASES
The Company has leases for corporate offices, manufacturing facilities, research and development facilities, and certain transportation and office equipment. The Company's leases have remaining lease terms of up to 50 years, some of which include options to extend the leases for up to 5 years.
The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
(DOLLARS IN MILLIONS)	March 31, 2022	March 31, 2021
Operating lease cost	$47	$32
Finance lease cost	2	1
Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Three Months Ended
(DOLLARS IN MILLIONS)	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$35	$27
Financing cash flows for finance leases	2	1
Right-of-use assets obtained in exchange for lease obligations
Operating leases	18	11
Finance leases	1	1
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

NOTE 9. INCOME TAXES
Uncertain Tax Positions
As of March 31, 2022, the Company had approximately $131 million of unrecognized tax benefits recorded in Other liabilities and no amounts recorded to Other current liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
As of March 31, 2022, the Company had accrued interest and penalties of approximately $37 million classified in Other liabilities and no amounts classified in Other current liabilities.
As of March 31, 2022, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was approximately $168 million associated with tax positions asserted in various jurisdictions.
The Company regularly repatriates earnings from non-U.S. subsidiaries. As the Company repatriates these funds to the U.S., they will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of March 31, 2022, the Company had a deferred tax liability of approximately $87 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
The Company has ongoing income tax audits and legal proceedings which are at various stages of administrative or judicial review. In addition, the Company has open tax years with various taxing jurisdictions that range primarily from 2012 to 2021. Based on currently available information, the Company does not believe the outcome of any of these tax audits and other tax positions related to open tax years, when finalized, will have a material impact on its results of operations.
The Company also has other ongoing tax audits and legal proceedings that relate to indirect taxes, such as value-added taxes, sales and use taxes and property taxes, which are discussed in Note 15.

Effective Tax Rate
The effective tax rate for the three months ended March 31, 2022 was 13.7% compared to 25.9% for the three months ended March 31, 2021. The quarter-over-quarter decrease was primarily due to a favorable mix of earnings and a one-time benefit associated with the proceedings of a bi-lateral advance pricing agreement.

NOTE 10.    STOCK COMPENSATION PLANS
The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include PRSUs, RSUs, SSARs and Long-Term Incentive Plan awards. Liability-based awards outstanding under the plans are cash-settled RSUs.
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2022	2021
Equity-based awards	$9	$11
Liability-based awards	—	3
Total stock-based compensation expense	9	14
Less: Tax benefit	(2)	(3)
Total stock-based compensation expense, after tax	$7	$11

NOTE 11. SEGMENT INFORMATION
The Company is organized into four reportable operating segments: Nourish, Health & Biosciences (“H&B”), Scent and Pharma Solutions. These segments align with the internal structure to manage these businesses. The Company’s Chief Operating Decision Maker regularly reviews financial information to allocate resources and assess performance utilizing these segments.
Nourish is comprised of three business units, Ingredients, Flavors and Food Designs, with a diversified portfolio across natural and plant-based specialty food ingredients, flavor compounds, and savory solutions and inclusions, respectively. Ingredients provide texturizing solutions to the food industry, food protection solutions used in food and beverage products, specialty soy and pea protein with value-added formulations, emulsifiers and sweeteners. Flavors provide a range of flavor compounds and natural taste solutions that are ultimately used by IFF's customers in savory products, beverages, sweets, and dairy products. Flavors also provide value-added spices and seasoning ingredients for meat, food service, convenience, alternative protein and culinary products. Food Designs provide savory solution products such as spices, sauces, marinades and mixtures. Additionally, Food Designs provide inclusion products that help with taste and texture by, among other things, combining flavorings with fruit, vegetables, and other natural ingredients for a wide range of food products, such as health snacks, baked goods, cereals, pastries, ice cream and other dairy products.
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
Pharma Solutions is comprised of a vast portfolio including cellulosics and seaweed-based pharmaceutical excipients, used to improve the functionality and delivery of active pharmaceutical ingredients, including controlled or modified drug release formulations, and enabling the development of more effective pharmaceutical finished dosage formats. Pharma Solutions excipients are used in prescription and over-the-counter pharmaceuticals and dietary supplements. Pharma Solutions products also serve a variety of other specialty and industrial end-uses including coatings, inks, electronics, agriculture, and consumer products.
Reportable segment information was as follows:

	Three Months Ended
	March 31,
(DOLLARS IN MILLIONS)	2022	2021
Net sales:
Nourish	$1,731	$1,308
Health & Biosciences	661	426
Scent	585	569
Pharma Solutions	249	162
Consolidated	$3,226	$2,465
Segment Adjusted Operating EBITDA:
Nourish	$329	$270
Health & Biosciences	192	128
Scent	116	128
Pharma Solutions	65	43
Total	702	569
Depreciation & Amortization	(303)	(242)
Interest Expense	(72)	(65)
Other income, net	16	7
Restructuring and Other Charges	(2)	(4)
Shareholder Activism Related Costs (a)	(3)	(7)
Business Divestiture Costs (b)	(30)	—
Employee Separation Costs (c)	(4)	(3)
Frutarom Acquisition Related Costs (d)	(1)	—
N&B Inventory Step-Up Costs	—	(182)
N&B Transaction Related Costs (e)	—	(89)
Integration Related Costs (f)	(18)	(38)
Income (Loss) Before Taxes	$285	$(54)
_______________________

(a)	Represents shareholder activist related costs, primarily professional fees.
(b)	Represents costs related to the Company's planned sales of businesses, primarily legal and professional fees.
(c)	Represents costs related to severance, including accelerated stock compensation expense, for certain employees and executives who have been separated or will separate from the Company.
(d)	Represents transaction-related costs and expenses related to the acquisition of Frutarom.

(e)	Represents transaction costs and expenses related to the transaction with N&B, primarily includes legal and professional fees.
(f)	Represents costs related to integration activities since 2018, primarily for Frutarom and N&B. For 2022, represents costs primarily related to external consulting fees and internal integration costs, including salaries. For 2021, represents costs primarily related to performance stock awards and consulting fees for advisory services.
Net sales, which are attributed to individual regions based upon the destination of product delivery, were as follows:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2022	2021
Europe, Africa and Middle East	$1,128	$873
Greater Asia	744	587
North America	1,002	722
Latin America	352	283
Consolidated	$3,226	$2,465

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2022	2021
Net sales related to the U.S.	$901	$654
Net sales attributed to all foreign countries	2,325	1,811
No non-U.S. country had net sales greater than 6% of total consolidated net sales for the three months ended March 31, 2022 and 2021.

NOTE 12. EMPLOYEE BENEFITS
Pension and other defined contribution retirement plan expenses included the following components:

(DOLLARS IN MILLIONS)	U.S. Plans
	Three Months Ended March 31,
	2022	2021
Interest cost on projected benefit obligation(2)	$4	$3
Expected return on plan assets(2)	(5)	(5)
Net amortization and deferrals(2)	2	2
Net periodic benefit (income) cost	$1	$—

(DOLLARS IN MILLIONS)	Non-U.S. Plans
	Three Months Ended March 31,
	2022	2021
Service cost for benefits earned(1)	$9	$10
Interest cost on projected benefit obligation(2)	5	2
Expected return on plan assets(2)	(11)	(12)
Net amortization and deferrals(2)	3	5
Net periodic benefit (income) cost	$6	$5
_______________________
(1)Included as a component of Operating profit.
(2)Included as a component of Other income, net.
The Company expects to contribute a total of $5 million to its U.S. pension plans and a total of $33 million to its non-U.S. pension plans during 2022. During the three months ended March 31, 2022, no contributions were made to the qualified U.S. pension plans, $7 million of contributions were made to the non-U.S. pension plans, and $1 million of benefit payments were made with respect to the Company's non-qualified U.S. pension plan.

(Income) expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2022	2021
Net amortization and deferrals	$(1)	$(1)
Total postretirement benefit (income) expense	$(1)	$(1)
The Company expects to contribute $4 million to its postretirement benefits other than pension plans during 2022. In the three months ended March 31, 2022, $1 million of contributions were made.

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
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company determines the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the London Interbank Offer Rate ("LIBOR") swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. The Company does not have any instruments classified as Level 3, other than those included in pension asset trusts as discussed in Note 15 of the Company's 2021 Form 10-K.
These valuations take into consideration the Company's credit risk and its counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in its own credit risk (or instrument-specific credit risk) was not material as of March 31, 2022.

The carrying values and the estimated fair values of financial instruments at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022		December 31, 2021
(DOLLARS IN MILLIONS)	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 1
Cash and cash equivalents(1)	$657	$657	$711	$711
2025 Notes(5)	1,000	924	1,001	968
2027 Notes(5)	1,217	1,089	1,218	1,180
2030 Notes(5)	1,510	1,333	1,511	1,466
2040 Notes(5)	774	662	775	762
2050 Notes(5)	1,572	1,307	1,572	1,556
LEVEL 2
Credit facilities and bank overdrafts(2)	8	8	7	7
Derivatives
Derivative liabilities(3)	8	8	7	7
Commercial paper (2)	631	631	324	324
Long-term debt:(4)
2022 Notes	300	298	300	300
2023 Notes	300	301	300	308
2024 Euro Notes	554	561	565	585
2026 Euro Notes	882	888	900	960
2028 Notes	397	415	397	452
2047 Notes	495	494	494	585
2048 Notes	787	872	786	1,026
2024 Term Loan Facility(6)	625	625	625	625
2026 Term Loan Facility(6)	625	625	625	625
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
(5)The fair value of the Notes is based on market quoted price as there is an active market for the Notes and observable market data and inputs.
(6)The carrying amount approximates fair value as the Term Loans were assumed at fair value and the interest rate is reset frequently based on current market rates.
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

Cash Flow Hedges
The Company maintains several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar ("USD") denominated raw material purchases made by Euro ("EUR") functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in other comprehensive income ("OCI") as a component of Gains on derivatives qualifying as hedges in the accompanying Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Realized gains/(losses) in accumulated other comprehensive income ("AOCI") related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) in the same period as the related costs are recognized.
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
Cross Currency Swaps
During the first quarter of 2022, the Company entered into twelve EUR/USD cross currency swaps, with a notional value of $1.400 billion that mature through November 2030. The swaps all qualified as net investment hedges in order to mitigate a portion of the Company's net European investments from foreign currency risk. As of March 31, 2022, the fourteen remaining swaps were in a net liability position with an aggregate fair value of $6 million which was classified as other current liabilities. Changes in fair value related to cross currency swaps are recorded in OCI.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of March 31, 2022 and December 31, 2021:

(DOLLARS IN MILLIONS)	March 31, 2022	December 31, 2021
Foreign currency contracts	$42	$46
Commodity contracts	4	10
Cross currency swaps	1,700	300
The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021:

	March 31, 2022
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative liabilities(1)
Foreign currency contract	$—	$2	$2
Cross currency swaps	6	—	6
Total derivative liabilities	$6	$2	$8

	December 31, 2021
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative liabilities(1)
Foreign currency contracts	$—	$2	$2
Cross currency swaps	5	—	5
Total derivative liabilities	$5	$2	$7
 _______________________
(1)Derivative liabilities are recorded to Other current liabilities in the Consolidated Balance Sheets.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021:

	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Three Months Ended March 31,
	2022	2021
Foreign currency contracts(1)	$2	$(3)	Other income, net
_______________________
(1)The foreign currency contract net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.
The following table shows the effect of the Company’s derivative and non-derivative instruments designated as cash flow and net investment hedging instruments, net of tax, in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2022	2021		2022	2021
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$—	$4	Cost of goods sold	$—	$(2)
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	(1)	9	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	9	20	N/A	—	—
2021 Euro Notes & 2026 Euro Notes	14	45	N/A	—	—
Total	$22	$78		$—	$(2)
The ineffective portion of the above noted cash flow hedges was not material during the three months ended March 31, 2022 and 2021.
At March 31, 2022, based on current market rates, the Company does not expect any derivative losses (net of tax), included in AOCI, to be reclassified into earnings within the next 12 months.

NOTE 14.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present changes in the accumulated balances for each component of other comprehensive (loss) income, including current period other comprehensive (loss) income and reclassifications out of accumulated other comprehensive loss:

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2021	$(1,133)	$1	$(291)	$(1,423)
OCI before reclassifications	(199)	—	(3)	(202)
Amounts reclassified from AOCI	—	—	3	3
Net current period other comprehensive income (loss)	(199)	—	—	(199)
Accumulated other comprehensive (loss) income, net of tax, as of March 31, 2022	$(1,332)	$1	$(291)	$(1,622)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2020	$(285)	$(7)	$(406)	$(698)
OCI before reclassifications	(417)	2	2	(413)
Amounts reclassified from AOCI	—	2	7	9
Net current period other comprehensive income (loss)	(417)	4	9	(404)
Accumulated other comprehensive (loss) income, net of tax, as of March 31, 2021	$(702)	$(3)	$(397)	$(1,102)
The following table provides details about reclassifications out of Accumulated other comprehensive loss to the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss):

	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(DOLLARS IN MILLIONS)	2022	2021
Gains (losses) on derivatives qualifying as hedges
Foreign currency contracts	$—	$(3)	Cost of goods sold
Tax	—	1	Provision for income taxes
Total	$—	$(2)	Total, net of income taxes
Losses on pension and postretirement liability adjustments
Prior service cost	$2	$2	(1)
Actuarial losses	(5)	(8)	(1)
Tax	—	(1)	Provision for income taxes
Total	$(3)	$(7)	Total, net of income taxes
 _______________________
(1)The amortization of prior service cost and actuarial loss is included in the computation of net periodic benefit cost. Refer to Note 15 of the Company's 2021 Form 10-K for additional information regarding net periodic benefit cost.

NOTE 15.    COMMITMENTS AND CONTINGENCIES
Guarantees and Letters of Credit
The Company has various bank guarantees, letters of credit and surety bonds which are used to support its ongoing business operations, satisfy governmental requirements associated with pending litigation in various jurisdictions and the payment of customs duties.
At March 31, 2022, the Company had total bank guarantees, commercial guarantees, standby letters of credit and surety bonds of approximately $405 million with various financial institutions. Included in the above aggregate amount was a total of $16 million for other assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011. There was a total of approximately $12 million outstanding under the bank guarantees and standby letters of credit and approximately $105 million outstanding under the commercial guarantees as of March 31, 2022.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $8 million as of March 31, 2022.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of March 31, 2022, the Company had available lines of credit of approximately $1.864 billion with various financial institutions, in addition to the $842 million of capacity under the Credit Facility. There were total draw downs of approximately $642 million pursuant to these lines of credit as of March 31, 2022, including approximately $631 million related to the issuance of commercial paper.
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
Litigation Matters
On August 12, 2019, Marc Jansen filed a putative securities class action against IFF, its Chairman and CEO, and its then-CFO, in the United States District Court for the Southern District of New York. The lawsuit was filed after IFF disclosed that preliminary results of investigations indicated that Frutarom businesses operating principally in Russia and Ukraine had made improper payments to representatives of customers. On March 16, 2020, an amended complaint was filed, which added Frutarom and certain former officers of Frutarom as defendants. The amended complaint alleges, among other things, that defendants made materially false and misleading statements or omissions concerning IFF’s acquisition of Frutarom, the integration of the two companies, and the companies’ financial reporting and results. The amended complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and under the Israeli Securities Act-1968, against all defendants, and under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants, on behalf of a putative class of persons and entities who purchased or otherwise acquired IFF securities on the New York Stock Exchange between May 7, 2018 and August 12, 2019 and persons and entities who purchased or otherwise acquired IFF securities on the Tel Aviv Stock Exchange between October 9, 2018 and August 12, 2019. The amended complaint seeks an award of unspecified compensatory damages, costs, and expenses. IFF, its officers, and Frutarom filed a motion to dismiss the case on June 26, 2020, which was granted on March 30, 2021. On April 28, 2021, lead plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit. Lead plaintiffs are pursuing the appeal only against Frutarom and certain former officers of Frutarom. The parties have submitted their briefs to the Court of Appeals. The Second Circuit held oral argument on February 10, 2022, and the Court has not yet ruled.

Two motions to approve securities class actions were filed in the Tel Aviv District Court, Israel, in August 2019, similarly alleging, among other things, false and misleading statements largely in connection with IFF’s acquisition of Frutarom and the above-mentioned improper payments. One motion ("Borg") asserts claims under the U.S. federal securities laws against IFF, its Chairman and CEO, and its former CFO. On November 8, 2020, IFF and its officers filed their response to the Borg motion. On April 20, 2021, Mr. Borg filed a motion to stay the proceeding pending an appellate decision in the U.S. proceeding. On June 15, 2021, August 11, 2021, November 9, 2021, January 9, 2022 and April 7, 2022, the U.S. lead plaintiffs filed update notices with the Israeli court regarding the appeal in the U.S. proceeding. The other motion ("Oman") (following an initial amendment) asserted claims under the Israeli Securities Act-1968 against IFF, its Chairman and CEO, and its former CFO, and against Frutarom and certain former Frutarom officers and directors, as well as claims under the Israeli Companies Act-1999 against certain former Frutarom officers and directors. On February 17, 2021, the court granted a motion by the Oman plaintiff to remove IFF and its officers from the motion and to add factual allegations from the US amended complaint. The amended Oman motion was filed on July 4, 2021. On August 29, 2021, the former Frutarom officers and certain former Frutarom directors filed a motion to dismiss the case. On September 30, 2021, Frutarom notified the court that it joins the legal arguments made in the motion to dismiss. On February 22, 2022, the court denied the motion to dismiss.
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
The net book value of the plant in Guangzhou was approximately $59 million as of March 31, 2022.

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
The net book value of the existing plant was approximately $8 million as of March 31, 2022.
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
Total China Operations
The total net book value of all plants in China was approximately $274 million as of March 31, 2022.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, the Company believes it has valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, the Company is required to, and has provided, bank guarantees and pledged assets in the aggregate amount of $24 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
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

Avicel® PH NF (Pharma Solutions)
The Company has determined that certain grades of microcrystalline cellulose (Avicel® PH 101, 102, and 200 NF and Avicel® RC-591 NF) were found to be out-of-specification (collectively, “OOS Avicel® NF”). The Company does not expect this issue to affect the functionality of Avicel® NF grades or to pose a human health hazard. Corrective actions have been implemented to improve operational and laboratory conditions. Based on the information available, as of March 31, 2022, payments associated with the issue were approximately $30 million, and the Company has a current accrual of approximately $31 million. The total amount of exposure may increase as additional customers present claims or other exposures are identified.
Other
The Company determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that either a loss is reasonably possible or a loss in excess of accrued amounts is reasonably possible and the amount of losses or range of losses is determinable. For all third party contingencies (including labor, contract, technology, tax, product-related claims and business litigation), the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $35 million. The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the matters in question. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.

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
The following table sets forth the details of the Company's redeemable noncontrolling interests:

(DOLLARS IN MILLIONS)	Redeemable Noncontrolling Interests
Balance at December 31, 2020	$98
Impact of foreign exchange translation	2
Share of profit or loss attributable to redeemable noncontrolling interests	1
Redemption value adjustment for the current period	1
Balance at March 31, 2021	$102

Balance at December 31, 2021	$105
Impact of foreign exchange translation	(4)
Balance at March 31, 2022	$101

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

Based on the agreement to sell, it was determined that the assets and liabilities of the Microbial Control business unit met the criteria to be presented as “held for sale" and such assets and liabilities were classified as held for sale and are reported on the Consolidated Balance Sheets. The Company expects that the transaction will close for approximately $1.282 billion in the third quarter of 2022 and that the sale proceeds less costs to sell will exceed the carrying value of the net assets.
Included in the Company's Consolidated Balance Sheets as of March 31, 2022 are the following carrying amounts of the assets and liabilities held for sale:

(DOLLARS IN MILLIONS)	March 31, 2022
Assets
Trade Receivables, net	$78
Inventories	129
Property, plant and equipment, net	28
Goodwill	536
Other intangible assets, net	349
Operating lease right-of-use assets	4
Other assets	17
Total assets held-for-sale	$1,141
Liabilities
Accounts payable	$55
Deferred tax liability	24
Other liabilities	8
Total liabilities held-for-sale	$87

NOTE 18. SUBSEQUENT EVENT
Acquisition of Health Wright Products
On April 1, 2022 ("Acquisition Date"), the Company completed its acquisition of Health Wright Products, Inc. (“Health Wright”). IFF acquired 100% of the equity of Health Wright pursuant to a purchase agreement entered into on February 16, 2022. Health Wright is known in the consumer Health and Nutrition industries for providing high quality nutritional supplements. The acquisition was made in order to strengthen formulation and finished format capabilities to IFF’s Health & Biosciences probiotics, natural extracts and botanical businesses.
Under the terms of the purchase agreement, the Company agreed to pay approximately $131 million, of which approximately $123 million was paid on the Acquisition Date. Further contingent consideration will be payable upon achievement of certain earnout milestones, which is estimated to be approximately $44 million.
The acquisition will be accounted for using the purchase method of accounting, and Health Wright’s assets, liabilities and results of operations will be included in the Company’s financial statements from the Acquisition Date. The Company is in the process of completing the purchase price allocation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(UNLESS INDICATED OTHERWISE, DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
The following management’s discussion and analysis should be read in conjunction with the management’s discussion and analysis of financial condition and results of operations, liquidity and capital resources included in our 2021 Annual Report on Form 10-K (“2021 Form 10-K”).
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
We are organized into four reportable operating segments: Nourish, Health & Biosciences, Scent, and Pharma Solutions. The Company’s consolidated financial information for the three months ended March 31, 2022 reflect the results of N&B for the full three months in the first quarter of 2022, whereas the three months ended March 31, 2021 reflect only two months of results of N&B in the first quarter of 2021.
Our Nourish segment consists of an innovative and broad portfolio of natural-based ingredients to enhance nutritional value, texture and functionality in a wide range of beverage, dairy, bakery, confectionery and culinary applications.
Our Health & Biosciences segment consists of a biotechnology-driven portfolio where enzymes, food cultures, probiotics and specialty ingredients for food and non-food applications are developed and produced. The biotechnology-driven portfolio of this segment produces cultures for use in fermented foods such as yogurt, cheese and fermented beverages. It also uses industrial fermentation to produce enzymes and microorganisms that provide product and process performance benefits to household detergents, animal feed, ethanol production and brewing. Health & Biosciences is comprised of six business units: Health, Cultures & Food Enzymes, Home & Personal Care, Animal Nutrition, Grain Processing and Microbial Control.
Our Scent segment creates fragrance compounds, fragrance ingredients and cosmetic ingredients that are integral elements in the world’s finest perfumes and best-known household and personal care products. The Scent segment is comprised of three business units: Fragrance Compounds, Fragrance Ingredients and Cosmetic Actives.
Our Pharma Solutions segment produces a vast portfolio of cellulosics and seaweed-based pharmaceutical excipients, used to improve the functionality and delivery of active pharmaceutical ingredients, including controlled or modified drug release formulations, and enabling the development of more effective pharmaceutical formulations.
Financial Measures — Currency Neutral
Changes in our financial results include the impact of changes in foreign currency exchange rates. We provide currency neutral calculations in this report to remove the impact of these items. Our method in calculating currency neutral numbers is conducted by translating current year invoiced sale amounts at the exchange rates used for the corresponding prior year period. We use currency neutral results in our analysis of subsidiary or segment performance. We also use currency neutral numbers when analyzing our performance against our competitors and believe the change in method better allows us to do so.
For the first quarter of 2022, the Company is not presenting currency neutral numbers for the Nourish, Health & Biosciences and Pharma Solutions operating segments as these operating segments include the effects of the Merger with N&B, which closed on February 1, 2021. As a result, the three months ended March 31, 2022 reflect the results of N&B for the full three months in the first quarter of 2022, whereas the three months ended March 31, 2021 reflect only two months of results of N&B in the first quarter of 2021, which do not present equally comparable periods.
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
For more detailed information about risks related to COVID-19, refer to Part I, Item 1A, “Risk Factors,” of our 2021 Form 10-K filed on February 28, 2022 with the SEC.
Impact of the Events in Russia and Ukraine
We maintain operations in both Russia and Ukraine and, additionally, export products to customers in Russia and Ukraine from operations outside the region. In response to the events in Ukraine, we have limited the production and supply of ingredients in and to Russia to only those that meet the essential needs of people, including food, hygiene and medicine.
In 2021, total sales to Russian customers were approximately 2% of total sales. For the three months ended March 31, 2022 sales to Russian customers were also approximately 2% of total sales.
In 2021, total sales to Ukrainian customers were less than 1% of total sales. For the three months ended March 31, 2022 sales to Ukrainian customers were also less than 1% of total sales.
For the first quarter of 2022, we recorded a charge of approximately $20 million related to expected credit losses on receivables from customers located in Russia and Ukraine (for both export and domestic sales) and performed a test of recoverability of certain long-lived assets in the affected countries. For additional information, refer to Note 1 to the Consolidated Financial Statements and Part I, Item 1A, “Risk Factors,” of our 2021 Form 10-K filed on February 28, 2022 with the SEC.
Financial Performance Overview
For a reconciliation between reported and adjusted figures, please refer to the "Non-GAAP Financial Measures" section.
Sales
Sales in the first quarter of 2022 increased $761 million, or 31% on a reported basis, to $3.226 billion compared to $2.465 billion in the 2021 period. Sales included approximately $568 million of incremental sales attributable to N&B for the month of January in the 2022 period. In addition, the increase in sales was driven by volume and price increases across the business.
Gross Profit
Gross profit in the first quarter of 2022 increased $391 million, or 52% on a reported basis, to $1.145 billion (35.5% of sales) compared to $754 million (30.6% of sales) in the 2021 period. Gross profit included approximately $179 million attributable to N&B for the month of January in the 2022 period. In addition, the increase in gross profit was driven by price and volume increases in the overall business.
Adjusted Operating EBITDA
Adjusted operating EBITDA in the first quarter of 2022 increased $133 million, or 23% on a reported basis, to $702 million (21.8% of sales) compared to $569 million (23.1% of sales) in the comparable 2021 period. Adjusted operating EBITDA included approximately $137 million attributable to N&B for the month of January in the 2022 period.

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2022	2021		Change
Net sales	$3,226	$2,465		31%
Cost of goods sold	2,081	1,711		22%
Gross profit	1,145	754		52%
Research and development (R&D) expenses	157	143		10%
Selling and administrative (S&A) expenses	459	451		2%
Amortization of acquisition-related intangibles	186	152		22%
Restructuring and other charges	2	4		(50)%
Operating profit	341	4		NMF
Interest expense	72	65		11%
Other income, net	(16)	(7)		129%
Income (loss) before taxes	285	(54)		NMF
Provision for (benefit from) income taxes	39	(14)		NMF
Net income (loss)	$246	$(40)		NMF
Net income attributable to noncontrolling interests	2	2		—%
Net income (loss) attributable to IFF stockholders	$244	$(42)		NMF
Net income (loss) per share - diluted	$0.96	$(0.21)		NMF
Gross margin	35.5%	30.6%	490	bps
R&D as a percentage of sales	4.9%	5.8%	(90)	bps
S&A as a percentage of sales	14.2%	18.3%	(410)	bps
Operating margin	10.6%	0.2%		NMF
Effective tax rate	13.7%	25.9%		NMF
Segment net sales
Nourish	$1,731	$1,308		32%
Health & Biosciences	661	426		55%
Scent	585	569		3%
Pharma Solutions	249	162		54%
Consolidated	$3,226	$2,465
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
FIRST QUARTER 2022 IN COMPARISON TO FIRST QUARTER 2021
Sales
Sales for the first quarter of 2022 increased $761 million, or 31% on a reported basis, to $3.226 billion, compared to $2.465 billion in the prior year quarter. Sales included approximately $568 million of incremental sales attributable to N&B for the month of January in the 2022 period. In addition, the increase in sales was driven by volume and price increases across the business.

Sales Performance by Segment

	% Change in Sales - First Quarter 2022 vs. First Quarter 2021
	Reported	Currency Neutral(1)
Nourish	32%	NMF
Health & Biosciences	55%	NMF
Scent	3%	6%
Pharma Solutions	54%	NMF
Total	31%	NMF
_______________________
(1)Currency neutral sales growth is calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
NMF: Not meaningful
Nourish
Nourish sales in 2022 increased $423 million, or 32% on a reported basis, to $1.731 billion compared to $1.308 billion in the prior year period. Nourish sales included approximately $293 million of incremental sales attributable to N&B for the month of January in the 2022 period. In addition, performance in the Nourish operating segment was driven by price and volume increases, with price increases primarily in the Ingredients and Food Design business units and volume increases primarily in the Flavors and Food Design business units.
Health & Biosciences
Health & Biosciences sales in 2022 increased $235 million, or 55% on a reported basis, to $661 million compared to $426 million in the prior year period. Health & Biosciences sales included approximately $202 million of incremental sales attributable to N&B for the month of January in the 2022 period. In addition, performance in the Health & Biosciences operating segment was primarily driven by volume increases across various business units.
Scent
Scent sales in 2022 increased $16 million, or 3% on a reported basis, to $585 million, compared to $569 million in the prior year period. On a currency neutral basis, Scent sales increased 6% in the 2022 period. Sales growth in the Scent operating segment was driven by volume and price increases in both Fragrance Compounds and Fragrance Ingredients, offset by unfavorable impacts from exchange rate variations.
Pharma Solutions
Pharma Solutions sales in 2022 increased $87 million, or 54% on a reported basis, to $249 million compared to $162 million in the prior year period. Pharma Solutions sales included approximately $73 million of incremental sales attributable to N&B for the month of January in the 2022 period. In addition, performance in the Pharma Solutions operating segment was primarily driven by price and volume increases.
Cost of Goods Sold
Cost of goods sold increased $370 million to $2.081 billion (64.5% of sales) in the first quarter of 2022 compared to $1.711 billion (69.4% of sales) in the first quarter of 2021. Cost of goods sold included approximately $389 million of incremental costs attributable to N&B for the month of January in the 2022 period.
Research and Development (R&D) Expenses
R&D expenses increased $14 million to $157 million (4.9% of sales) in the first quarter of 2022 compared to $143 million (5.8% of sales) in the first quarter of 2021. R&D expenses included approximately $20 million of incremental expenses attributable to N&B for the month of January in the 2022 period, which consisted primarily of employee related expenses, including salaries, wages and bonuses and operating expenses for R&D related activities, primarily offset by lower Applied R&D expenses.
Selling and Administrative (S&A) Expenses
S&A expenses increased $8 million to $459 million (14.2% of sales) in the first quarter of 2022 compared to $451 million (18.3% of sales) in the first quarter of 2021. S&A expenses included approximately $51 million of incremental expenses attributable to N&B for the month of January in the 2022 period, which consisted primarily of employee related expenses, including salaries, wages and bonuses, primarily offset by lower administrative expenses principally due to lower professional fees, including consulting costs.

Restructuring and Other Charges
Restructuring and other charges decreased to $2 million in the first quarter of 2022 compared to $4 million in the first quarter of 2021. The decrease was driven by lower severance costs in the first quarter of 2022 (see Note 4 for additional information).
Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $186 million in the first quarter of 2022 compared to $152 million in the first quarter of 2021. Amortization expense included approximately $47 million attributable to N&B for the month of January in the 2022 period related to the intangible assets acquired through the Merger with N&B (see Notes 3 and 5 for additional information).
Interest Expense
Interest expense increased to $72 million in the first quarter of 2022 compared to $65 million in the 2021 period. Interest expense included approximately $13 million attributable to N&B for the month of January in the 2022 period, which included the impact of the additional debt assumed in the Merger with N&B (see Note 7 for additional information). Average cost of debt was 2.5% for the 2022 period compared to 3.8% for the 2021 period.
Other Income, Net
In the first quarter of 2022, we recognized other income, net, of $16 million compared to $7 million in the 2021 period. The change of $9 million includes approximately $6 million attributable to N&B for the month of January in the 2022 period. In addition, the change, excluding the impact of N&B for the month of January in the 2022 period, was due to foreign exchange gains in the first quarter of 2022 compared to foreign exchange losses in the 2021 period.
Income Taxes
The effective tax rate for the three months ended March 31, 2022 was 13.7% compared to 25.9% for the three months ended March 31, 2021. The quarter-over-quarter decrease was primarily due to a favorable mix of earnings and a one-time benefit associated with the proceedings of a bi-lateral advance pricing agreement.
Segment Adjusted Operating EBITDA Results by Business Unit
The Company uses Segment Adjusted Operating EBITDA for internal reporting and performance measurement purposes. Segment Adjusted Operating EBITDA is defined as Income Before Taxes before depreciation and amortization expense, interest expense, restructuring and other charges and certain non-recurring items. Our determination of reportable segments was made on the basis of our strategic priorities within each segment and corresponds to the manner in which our Chief Operating Decision Maker reviews and evaluates operating performance to make decisions about resources to be allocated to the segment. In addition to our strategic priorities, segment reporting is also based on differences in the products and services we provide.

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2022	2021
Segment Adjusted Operating EBITDA:
Nourish	$329	$270
Health & Biosciences	192	128
Scent	116	128
Pharma Solutions	65	43
Total	702	569
Depreciation & Amortization	(303)	(242)
Interest Expense	(72)	(65)
Other income, net	16	7
Restructuring and Other Charges	(2)	(4)
Shareholder Activism Related Costs	(3)	(7)
Business Divestiture Costs	(30)	—
Employee Separation Costs	(4)	(3)
Frutarom Acquisition Related Costs	(1)	—
N&B Inventory Step-Up Costs	—	(182)
N&B Transaction Related Costs	—	(89)
Integration Related Costs	(18)	(38)
Income (Loss) Before Taxes	$285	$(54)
Segment Adjusted Operating EBITDA margin:
Nourish	19.0%	20.6%
Health & Biosciences	29.0%	30.0%
Scent	19.8%	22.5%
Pharma Solutions	26.1%	26.5%
Consolidated	21.8%	23.1%
Nourish Segment Adjusted Operating EBITDA
Nourish Segment Adjusted Operating EBITDA increased $59 million to $329 million in the first quarter of 2022 (19.0% of segment sales) from $270 million (20.6% of segment sales) in the comparable 2021 period. Nourish Segment Adjusted Operating EBITDA included approximately $65 million attributable to N&B for the month of January in the 2022 period.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA increased $64 million to $192 million in the first quarter of 2022 (29.0% of segment sales) from $128 million (30.0% of segment sales) in the comparable 2021 period. Health & Biosciences Segment Adjusted Operating EBITDA included approximately $60 million attributable to N&B for the month of January in the 2022 period. In addition, the increase was driven by volume increases across various business units in the operating segment. The decrease in Health & Biosciences Segment Adjusted Operating EBITDA margin, as a percentage of sales, excluding the impact of N&B for the month of January in the 2022 period, was due to an increase in cost of goods sold as a result of higher commodity prices.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA decreased $12 million to $116 million in the first quarter of 2022 (19.8% of segment sales) from $128 million (22.5% of segment sales) in the comparable 2021 period. The decrease reflected increases in material costs and unfavorable impacts from exchange rate variations in the operating segment, partially offset by volume increases.

Pharma Solutions Segment Adjusted Operating EBITDA
Pharma Solutions Segment Adjusted Operating EBITDA increased $22 million to $65 million in the first quarter of 2022 (26.1% of segment sales) from $43 million (26.5% of segment sales). Pharma Solutions Segment Adjusted Operating EBITDA included approximately $12 million attributable to N&B for the month of January in the 2022 period. In addition, the increase was driven by price and volume increases. The increase in Pharma Solutions Segment Adjusted Operating EBITDA margin, as a percentage of sales, excluding the impact of N&B for the month of January in the 2022 period, was due to a greater increase in sales than cost of goods sold, which helped to offset the impact of the increase in the cost of goods sold as a result of higher commodity prices.

Liquidity
Cash and Cash Equivalents
We had cash and cash equivalents of $657 million at March 31, 2022 compared to $711 million at December 31, 2021 and of this balance, a portion was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate cash from our non-U.S. subsidiaries to fund financial obligations in the U.S. As we repatriate these funds to the U.S. we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of March 31, 2022, we had a deferred tax liability of approximately $87 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
Cash Flows (Used In) Provided By Operating Activities
Cash flows used in operating activities for the three months ended March 31, 2022 was $4 million, or (0.1)% of sales, compared to cash provided by operating activities of $358 million, or 14.5% of sales, for the three months ended March 31, 2021. The decrease in cash flows from operating activities during 2022 was primarily driven by changes related to inventories, accounts receivables, accrual for incentive compensation, accounts payable and accrued expenses, largely offset by higher cash earnings excluding the impact of non-cash adjustments.
Working capital (current assets less current liabilities) totaled $3.475 billion and $3.354 billion at March 31, 2022 and December 31, 2021, respectively.
We have various factoring agreements in the U.S. and The Netherlands under which we can factor up to approximately $250 million in receivables. In addition, we have factoring agreements sponsored by certain customers. Under all of the arrangements, we sell the receivables on a non-recourse basis to unrelated financial institutions and account for the transactions as a sale of receivables. The applicable receivables are removed from our Consolidated Balance Sheets when the cash proceeds are received.
The impact on cash provided by operations from participating in these programs decreased approximately $45 million and increased approximately $29 million for the three months ended March 31, 2022 and 2021, respectively. The cost of participating in these programs was approximately $1 million for both the three months ended March 31, 2022 and 2021.
Cash Flows (Used In) Provided By Investing Activities
Cash flows used in investing activities during the first three months of 2022 was $121 million compared to $115 million provided by investing activities in the prior year period. The decrease in cash flows from investing activities was primarily driven by the change in cash provided by the Merger with N&B in the current year period, which was related to a pension true-up payment received from DuPont. Additionally, the decrease was due to higher spending on property, plant and equipment in the current year period.
We have evaluated and re-prioritized our capital projects and expect that capital spending in 2022 will be approximately 5.0% of sales (net of potential grants and other reimbursements from government authorities), up from 3.4% in 2021.

Cash Flows Provided By (Used In) Financing Activities
Cash flows provided by financing activities in the first three months of 2022 was $95 million compared to $215 million used in financing activities in the prior year period. The increase in cash flows from financing activities was primarily driven by higher proceeds from issuance of commercial paper, net of repayments, slight increase in short-term debt compared to repayments of short-term debt from the prior year period, less repayments of long-term debt and less contingent considerations paid, largely offset by higher cash dividend payments, higher employee taxes paid and higher purchases of noncontrolling interest.
We paid dividends totaling $201 million in the 2022 period. We declared a cash dividend per share of $0.79 in the first quarter of 2022 that was paid on April 6, 2022 to all shareholders of record as of March 25, 2022.
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
Refer to Note 7 for additional information.
Revolving Credit Facility and Term Loans
As of March 31, 2022, we had no outstanding borrowings under our $2.000 billion Revolving Credit Facility. The amount that we are able to draw down under the Revolving Credit Facility is limited by financial covenants as described in more detail below. As of March 31, 2022, our draw down capacity was $842 million under the Revolving Credit Facility.
Refer to Note 7 of this Form 10-Q and Part IV, Item 15, "Exhibits and Financial Statement Schedules," Note 9 of our 2021 Form 10-K, filed on February 28, 2022, for additional information.
Debt Covenants
At March 31, 2022, we were in compliance with all financial and other covenants, including the Net Debt to Credit Adjusted EBITDA ratio. At March 31, 2022 our Net Debt/Credit Adjusted EBITDA(1) ratio was 4.18 to 1.0 as defined by the credit facility agreements, which is below the financial covenants of existing outstanding debt.
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

(DOLLARS IN MILLIONS)	Twelve Months Ended March 31, 2022
Net income	$556
Interest expense	296
Income taxes	128
Depreciation and amortization	1,217
Specified items(1)	405
Non-cash items(2)	38
Credit Adjusted EBITDA	$2,640
_______________________
(1)Specified items for the 12 months ended March 31, 2022 of $405 million, consisted of restructuring and other charges, shareholder activism related costs, business divestiture costs, employee separation costs, pension income adjustment, pension settlement, Frutarom acquisition related costs, N&B inventory step-up costs, N&B transaction related costs and integration related costs.

(2)Non-cash items represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gains on disposal of assets, gains on business disposal and stock-based compensation.

(DOLLARS IN MILLIONS)	March 31, 2022
Total debt(1)	$11,695
Adjustments:
Cash and cash equivalents	657
Net debt	$11,038
_______________________
(1)Total debt used for the calculation of Net debt consists of short-term debt, long-term debt, short-term finance lease obligations and long-term finance lease obligations.
Senior Notes
As of March 31, 2022, we had $9.691 billion aggregate principal amount outstanding in senior unsecured notes, with $1.441 billion principal amount denominated in EUR and $8.250 billion principal amount denominated in USD, which includes the N&B Senior Notes assumed as a result of the Merger. The notes bear interest ranging from 0.69% per year to 5.12% per year, with maturities from September 2022 to December 1, 2050. See Note 7 for additional information.
Contractual Obligations
We expect to contribute a total of $5 million to our U.S. pension plans and a total of $33 million to our non-U.S. pension plans during 2022. During the three months ended March 31, 2022, there were no contributions made to the qualified U.S. pension plans, $7 million of contributions were made to the non-U.S. pension plans, and $1 million of benefit payments were made with respect to our non-qualified U.S. pension plan. We also expect to contribute $4 million to our postretirement benefits other than pension plans during 2022. During the three months ended March 31, 2022, $1 million of contributions were made to postretirement benefits other than pension plans.
As discussed in Note 15 to the Consolidated Financial Statements, at March 31, 2022, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances, these arrangements are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.

New Accounting Standards
Refer to Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Non-GAAP Financial Measures
We use non-GAAP financial measures in this Form 10-Q, including: (i) currency neutral metrics and (ii) adjusted operating EBITDA and adjusted operating EBITDA margin. We also provide the non-GAAP measure net debt solely for the purpose of providing information on the extent to which the Company is in compliance with debt covenants contained in its debt agreements. Our non-GAAP financial measures are defined below.
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
Adjusted operating EBITDA and adjusted operating EBITDA margin exclude depreciation and amortization expense, interest expense, other income (expense), net, restructuring and other charges and certain non-recurring items such as shareholder activism related costs, business divestiture costs, employee separation costs, Frutarom acquisition related costs, N&B inventory step-up costs, N&B transaction related costs and integration related costs.
Net Debt to Credit Adjusted EBITDA is the leverage ratio used in our credit agreement and defined as Net Debt divided by Credit Adjusted EBITDA. However, as Credit Adjusted EBITDA for these purposes was calculated in accordance with the provisions of the credit agreement, it may differ from the calculation used for adjusted operating EBITDA.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
Statements in this Form 10-Q, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations including those concerning (i) the impacts of COVID-19 and our plans to respond to its implications; (ii) the expected impact of global supply chain challenges; (iii) expectations regarding sales and profit for the fiscal year 2022, including the impact of foreign exchange, pricing actions, raw materials, and sourcing, logistics and manufacturing costs; (iv) expectations of the impact of inflationary pressures and the pricing actions to offset exposure to such impacts; (v) the impact of high input costs, including raw materials, transportation and energy; (vi) our ability to drive cost discipline measures and the ability to recover margin to pre-inflation levels; (vii) the divestiture of our Microbial Control business and the progress of our portfolio optimization strategy, through non-core business divestitures; (viii) our combination with N&B, including the expected benefits and synergies of the N&B Transaction and future opportunities for the combined company; (ix) the success of our integration efforts and ability to deliver on our synergy commitments as well as future opportunities for the combined company; (x) our ability to achieve the anticipated benefits of the Frutarom acquisition, including $145 million of expected synergies; (xi) the growth potential of the markets in which we operate, including the emerging markets, (xii) expected capital expenditures in 2022; (xiii) the expected costs and benefits of our ongoing optimization of our manufacturing operations, including the expected number of closings; (xiv) expected cash flow and availability of capital resources to fund our operations and meet our debt service requirements; (xv) our ability to innovate and execute on specific consumer trends and demands; and (xvi) our ability to continue to generate value for, and return cash to, our shareholders. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “intend”, “outlook”, “may”, “estimate”, “should”, “predict” and similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:
•inflationary trends in the price of our input costs, such as raw materials, transportation and energy;
•supply chain disruptions, geopolitical developments, including the Russia-Ukraine conflict, or climate-change related events (including severe weather events) that may affect our suppliers or procurement of raw materials;
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
•our ability to meet increasing consumer, customer, shareholder and regulatory focus on sustainability;
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
•any impairment on our tangible or intangible long-lived assets, including goodwill associated with the N&B merger and the acquisition of Frutarom;
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
The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I. Item 1A., Risk Factors of the 2021 Form 10-K for additional information regarding factors that could affect our results of operations, financial condition and liquidity.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There are no material changes in market risk from the information provided in our 2021 Form 10-K, except for the cross currency swap agreements.
We use derivative instruments as part of our interest rate risk management strategy. We have entered into certain cross currency swap agreements in order to mitigate a portion of our net European investments from foreign currency risk. As of March 31, 2022, these swaps were in a net liability position with an aggregate fair value of $6 million. Based on a hypothetical decrease or increase of 10% in the value of the U.S. dollar against the Euro, the estimated fair value of our cross currency swaps would change by approximately $176 million.

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
(b) Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
For information that updates the disclosures set forth under Part I, Item 3. "Legal Proceedings" in our 2021 Annual Report on Form 10-K (the "2021 Form 10-K"), refer to Note 15 to the "Consolidated Financial Statements" in this Form 10-Q.

ITEM 1A. RISK FACTORS.
Refer to Part I, Item 1A, “Risk Factors,” of our 2021 Form 10-K, filed on February 28, 2022 with the SEC, and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC. There have been no material changes with respect to the risk factors disclosed in our 2021 Form 10-K.

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

Dated:	May 9, 2022	By:	/s/ Frank Clyburn
Frank Clyburn
Chief Executive Officer and Director (Principal Executive Officer)

Dated:	May 9, 2022	By:	/s/ Glenn Richter
Glenn Richter
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated:	May 9, 2022	By:	/s/ Robert Anderson
Robert Anderson
Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)