Form 10-Q
period 2022-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2022-08-08
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑   No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No  ☑
Number of shares of common stock outstanding as of August 1, 2022: 254,947,085

INTERNATIONAL FLAVORS & FRAGRANCES INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(DOLLARS IN MILLIONS)	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$569	$711
Restricted cash	4	4
Trade receivables (net of allowances of $64 and $46, respectively)	2,180	1,906
Inventories: Raw materials	1,065	854
Work in process	381	287
Finished goods	1,547	1,375
Total Inventories	2,993	2,516
Assets held for sale	1,206	1,122
Prepaid expenses and other current assets	778	728
Total Current Assets	7,730	6,987
Property, plant and equipment, at cost	6,138	6,161
Accumulated depreciation	(1,961)	(1,793)
Property, plant and equipment, net	4,177	4,368
Goodwill	16,071	16,414
Other intangible assets, net	9,867	10,506
Operating lease right-of-use assets	733	767
Other assets	726	616
Total Assets	$39,304	$39,658
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings, overdrafts, and current portion of long-term debt	$957	$308
Commercial paper	792	324
Accounts payable	1,576	1,532
Accrued payroll and bonus	253	335
Dividends payable	201	201
Liabilities held for sale	75	101
Other current liabilities	866	832
Total Current Liabilities	4,720	3,633
Other Liabilities:
Long-term debt	10,363	10,768
Retirement liabilities	372	385
Deferred income taxes	2,362	2,518
Operating lease liabilities	646	670
Other liabilities	462	462
Total Other Liabilities	14,205	14,803
Commitments and Contingencies (Note 15)
Redeemable noncontrolling interests	86	105
Shareholders’ Equity:
Common stock $0.125 par value; 500,000,000 shares authorized; 275,726,629 shares issued as of June 30, 2022 and 275,726,629 shares issued as of December 31, 2021; and 254,944,731 and 254,573,984 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	35	35
Capital in excess of par value	19,826	19,826
Retained earnings	3,589	3,641
Accumulated other comprehensive loss	(2,210)	(1,423)
Treasury stock, at cost (20,781,898 and 21,152,645 shares as of June 30, 2022 and December 31, 2021, respectively)	(980)	(997)
Total Shareholders’ Equity	20,260	21,082
Noncontrolling interest	33	35
Total Shareholders’ Equity including Noncontrolling interest	20,293	21,117
Total Liabilities and Shareholders’ Equity	$39,304	$39,658
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2022	2021	2022	2021
Net sales	$3,307	$3,089	$6,533	$5,554
Cost of goods sold	2,171	2,179	4,252	3,890
Gross profit	1,136	910	2,281	1,664
Research and development expenses	158	164	315	307
Selling and administrative expenses	456	412	915	863
Amortization of acquisition-related intangibles	184	200	370	352
Impairment of long-lived assets	120	—	120	—
Restructuring and other charges	7	24	9	28
Gains on sales of fixed assets	(2)	—	(2)	—
Operating profit	213	110	554	114
Interest expense	77	77	149	142
Other expense (income), net	6	(11)	(10)	(18)
Income (loss) before taxes	130	44	415	(10)
Provision for income taxes	21	14	60	—
Net income (loss)	109	30	355	(10)
Net income attributable to noncontrolling interests	2	2	4	4
Net income (loss) attributable to IFF shareholders	$107	$28	$351	$(14)

Net income (loss) per share - basic	$0.43	$0.11	$1.38	$(0.06)
Net income (loss) per share - diluted	$0.43	$0.11	$1.38	$(0.06)
Average number of shares outstanding - basic	255	254	255	230
Average number of shares outstanding - diluted	255	255	255	230

Statement of Comprehensive (Loss) Income
Net income (loss)	$109	$30	$355	$(10)
Other comprehensive (loss) income, after tax:
Foreign currency translation adjustments	(589)	263	(788)	(154)
Gains on derivatives qualifying as hedges	—	2	—	6
Pension and postretirement liability adjustment	1	3	1	12
Other comprehensive (loss) income	(588)	268	(787)	(136)
Comprehensive (loss) income	(479)	298	(432)	(146)
Net income attributable to noncontrolling interests	2	2	4	4
Comprehensive (loss) income attributable to IFF shareholders	$(481)	$296	$(436)	$(150)

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2022	2021
Cash flows from operating activities:
Net income (loss)	$355	$(10)
Adjustments to reconcile to net cash (used in) provided by operating activities
Depreciation and amortization	604	564
Deferred income taxes	(178)	(137)
(Gains) Losses on sale of assets	(2)	—
Stock-based compensation	25	27
Pension contributions	(17)	(12)
Amortization of inventory step-up	—	377
Impairment of long-lived assets	120	—
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(363)	(205)
Inventories	(573)	(130)
Accounts payable	143	250
Accruals for incentive compensation	(62)	7
Other current payables and accrued expenses	(67)	32
Other assets/liabilities, net	(85)	(65)
Net cash (used in) provided by operating activities	(100)	698
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(123)	—
Additions to property, plant and equipment	(236)	(165)
Additions to intangible assets	(2)	—
Proceeds from disposal of assets	4	2
Cash provided by the Merger with N&B	11	193
Net cash (used in) provided by investing activities	(346)	30
Cash flows from financing activities:
Cash dividends paid to shareholders	(402)	(274)
Increase (decrease) in revolving credit facility and short-term borrowings	351	(104)
Proceeds from issuance of commercial paper (maturities after three months)	160	—
Repayments of commercial paper (maturities after three months)	(230)	—
Net borrowings of commercial paper (maturities less than three months)	532	—
Repayments of long-term debt	—	(24)
Proceeds from issuance of long-term debt	—	3
Contingent consideration paid	—	(14)
Purchases of redeemable noncontrolling interest	(15)	—
Purchases of noncontrolling interest	(6)	—
Proceeds from issuance of stock in connection with stock options	7	5
Employee withholding taxes paid	(20)	(19)
Net cash provided by (used in) financing activities	377	(427)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(74)	(18)
Net change in cash, cash equivalents and restricted cash	(143)	283
Cash, cash equivalents and restricted cash at beginning of year	716	660
Cash, cash equivalents and restricted cash at end of period	$573	$943
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$143	$160
Income taxes paid	227	134
Accrued capital expenditures	71	36
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at March 31, 2021	270,266,598	$34	$19,796	$3,922	$(1,102)	(21,406,957)	$(1,008)	$39	$21,681
Net income				28				—	28
Cumulative translation adjustment					263				263
Gains on derivatives qualifying as hedges; net of tax of $0					2				2
Pension liability and postretirement adjustment; net of tax of $(2)					3				3
Cash dividends declared ($0.77 per share)				(191)					(191)
Stock options/SSARs			1			15,906	1		2
Vested restricted stock units and awards			(14)			174,994	9		(5)
Stock-based compensation			16						16
Redeemable NCI			1						1
Balance at June 30, 2021	270,266,598	$34	$19,800	$3,759	$(834)	(21,216,057)	$(998)	$39	$21,800

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at March 31, 2022	275,726,629	$35	$19,823	$3,683	$(1,622)	(20,921,882)	$(986)	$32	$20,965
Net income				107				—	107
Cumulative translation adjustment					(589)				(589)
Pension liability and postretirement adjustment; net of tax of $(1)					1				1
Cash dividends declared ($0.79 per share)				(201)					(201)
Stock options/SSARs			1			4,024	—		1
Vested restricted stock units and awards			(16)			135,960	6		(10)
Stock-based compensation			16						16
Purchase of NCI			—					(1)	(1)
Redeemable NCI			2						2
Dividends paid on noncontrolling interest and Other								2	2
Balance at June 30, 2022	275,726,629	$35	$19,826	$3,589	$(2,210)	(20,781,898)	$(980)	$33	$20,293

See Notes to Consolidated Financial Statements

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2021	128,526,137	$16	$3,853	$4,156	$(698)	(21,588,147)	$(1,017)	$12	$6,322
Net loss				(14)				1	(13)
Cumulative translation adjustment					(154)				(154)
Gains on derivatives qualifying as hedges; net of tax of $1					6				6
Pension liability and postretirement adjustment; net of tax of $(1)					12				12
Cash dividends declared ($1.54 per share)				(383)					(383)
Stock options/SSARs			2			114,635	6		8
Vested restricted stock units and awards			(18)			257,455	13		(5)
Stock-based compensation			27						27
Impact of N&B Merger	141,740,461	18	15,936					26	15,980
Balance at June 30, 2021	270,266,598	$34	$19,800	$3,759	$(834)	(21,216,057)	$(998)	$39	$21,800

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2022	275,726,629	$35	$19,826	$3,641	$(1,423)	(21,152,645)	$(997)	$35	$21,117
Net income				351				2	353
Cumulative translation adjustment					(788)				(788)
Pension liability and postretirement adjustment; net of tax of $(1)					1				1
Cash dividends declared ($1.58 per share)				(403)					(403)
Stock options/SSARs			10			84,177	4		14
Vested restricted stock units and awards			(38)			286,570	13		(25)
Stock-based compensation			25						25
Purchase of NCI			1					(6)	(5)
Redeemable NCI			2						2
Dividends paid on noncontrolling interest and Other								2	2
Balance at June 30, 2022	275,726,629	$35	$19,826	$3,589	$(2,210)	(20,781,898)	$(980)	$33	$20,293
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
On February 1, 2021 (the “Closing Date”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), the Company completed the combination (the “Merger”) of IFF and DuPont de Nemours, Inc (“DuPont”) nutrition and biosciences business (the “N&B Business”), which had been transferred to Nutrition and Biosciences, Inc., a Delaware corporation and wholly owned subsidiary of DuPont (“N&B”) in a Reverse Morris Trust transaction. See Note 3 for additional information. As a result, the Company’s Consolidated Financial Statements for the three and six months ended June 30, 2022 reflect the results of N&B for the full three and six months in the period ended June 30, 2022, respectively, whereas the three and six months ended June 30, 2021 reflect three and five months of results of N&B in the period ended June 30, 2021, respectively.
Reporting Periods
The Company uses a calendar year of the twelve-month period from January 1 to December 31.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The inputs into our judgments and estimates take into account the current economic implications of the novel coronavirus (“COVID-19”) and the impairment of assets arising from the recent events in Russia and Ukraine on our critical and significant accounting estimates, including estimates associated with future cash flows that are used in assessing the risk of impairment of certain long-lived assets. Actual results could differ from those estimates.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash reported in the Company's balance sheet as of June 30, 2022, December 31, 2021, June 30, 2021 and December 31, 2020 were as follows:

(DOLLARS IN MILLIONS)	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
Current assets
Cash and cash equivalents	$569	$711	$935	$650
Restricted cash	4	4	7	7
Noncurrent assets
Restricted cash included in Other assets	—	1	1	3
Cash, cash equivalents and restricted cash	$573	$716	$943	$660

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
The impact on cash flows from operating activities from participating in these programs was a decrease of approximately $59 million for the six months ended June 30, 2022 and an increase of approximately $46 million for the six months ended June 30, 2021. The cost of participating in these programs was approximately $2 million for the three months ended June 30, 2022 and 2021 and $3 million for the six months ended June 30, 2022 and 2021.
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
As of June 30, 2022 and December 31, 2021, the Company's gross accounts receivable was $2.244 billion and $1.952 billion, respectively. The Company's contract assets and contract liabilities as of June 30, 2022 and December 31, 2021 were not material.

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
The Company also considers current and future economic conditions in the determination of the allowance. At June 30, 2022, the Company reported $2.180 billion of trade receivables, net of allowances of $64 million. Based on the aging analysis as of June 30, 2022, approximately 91% of the Company's accounts receivable were current based on the payment terms of the invoice. Receivables that were past due by over 365 days account for approximately 1% of the Company's accounts receivable.
The following is a rollforward of the Company's allowances for bad debts for the six months ended June 30, 2022:

(DOLLARS IN MILLIONS)	Allowances for Bad Debts
Balance at December 31, 2021	$46
Bad debt expense(1)	20
Write-offs	(1)
Foreign exchange	(1)
Balance at June 30, 2022	$64
_______________________
(1)The bad debt expense included approximately $11 million related to expected credit losses on receivables from customers located in Russia and Ukraine (for export and domestic sales) due to recent events in those countries. The Company will continue to evaluate its credit exposure related to Russia and Ukraine.

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
Impairment of Long-Lived Assets
During the second quarter of 2022, the sales and margins declined for certain entities within Russia due to supply chain issues, reduced product demand and exchange rate volatility. Further, it was determined that such declines in operating performance were not expected to reverse in the near future. Additionally, future expected growth is expected to be limited given operating conditions in Russia, which inhibit the required future investment.
In connection with uncertainties related to the Company’s operations in Russia and Ukraine, the Company updated its analysis of the undiscounted cash flows of the applicable asset groups to determine if the cash flows exceeded the carrying values of the applicable asset groups. With respect to an asset group in the Nourish segment, that manufactures and sells in Russia and related markets, it was determined that the undiscounted cash flows were insufficient to cover the carrying value and that an impairment charge was required to write-down the long-lived assets to their fair values. The fair value of such asset group was determined based on a discounted cash flow approach which involved estimating the future cash flows for the business discount to their present values. The discount rate used in the determination of such fair value was based on consideration of the risks inherent in the cash flows and market as of the valuation date.
As a result of this assessment, the Company recognized an impairment charge of $120 million in the Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income during the three and six months ended June 30, 2022, which was allocated pro rata to intangible assets and property, plant and equipment within the asset group in the amounts of approximately $92 million and $28 million, respectively.
Allowances for Bad Debts
As indicated above, during the six months ended June 30, 2022, the Company also recorded a charge of approximately $11 million related to expected credit losses on receivables from customers located in Russia and Ukraine (for export and domestic sales) due to recent events in those countries. The Company will continue to evaluate its credit exposure related to Russia and Ukraine.
Recent Accounting Pronouncements
In November 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” The ASU requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This guidance is effective for all entities for annual periods beginning after December 15, 2021 and early adoption is permitted. The Company is currently evaluating the impact of this guidance, but does not expect this guidance to have a material impact on its Consolidated Financial Statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The ASU is intended to provide specific guidance on how to recognize and measure acquired contract assets and liabilities from revenue contracts in a business combination. An acquirer needs to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied Topic 606 to determine what to record for the acquired revenue contracts. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted, including adoption in an interim period. The Company early adopted ASU 2021-08 during the second quarter of 2022. The adoption of the guidance did not have a material impact on the Consolidated Financial Statements.
In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” The ASU is intended to provide updates and responses to concerns over Topic 848 related to the cessation of reference rates in certain financial markets. Alternative reference rates that are more observable or transaction based have been identified and are being transitioned to in numerous jurisdictions globally, such as a receive-variable-rate, pay-variable-rate cross currency interest rate swap. This guidance is effective immediately for all entities, but does not apply to any contract modifications or new hedging relationships entered into after December 31, 2022. This guidance was adopted and did not have a material impact on the Company's Consolidated Financial Statements.

NOTE 2. NET INCOME (LOSS) PER SHARE
A reconciliation of the shares used in the computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2022	2021	2022	2021
Net Income (Loss)
Net income (loss) attributable to IFF shareholders	$107	$28	$351	$(14)
Adjustment related to (increase) decrease in redemption value of redeemable noncontrolling interests in excess of earnings allocated	2	1	2	—
Net income (loss) available to IFF shareholders	$109	$29	$353	$(14)
Shares
Weighted average common shares outstanding (basic)(1)	255	254	255	230
Adjustment for assumed dilution(2):
SPC portion of TEUs	—	1	—	—
Weighted average shares assuming dilution (diluted)	255	255	255	230

Net Income (Loss) per Share
Net income (loss) per share - basic	$0.43	$0.11	$1.38	$(0.06)
Net income (loss) per share - diluted	0.43	0.11	1.38	(0.06)
_______________________
(1)On September 15, 2021, additional shares of IFF's common stock were issued in settlement of the stock purchase contract (“SPC”) portion of the tangible equity units (“TEUs”). For the three and six months ended June 30, 2021, the TEUs were assumed to be outstanding at the minimum settlement amount for basic earnings per share (“EPS”). See below for additional information.
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

The Company declared a quarterly dividend to its shareholders of $0.79 and $0.77 per share for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, the Company declared quarterly dividends to its shareholders totaling $1.58 and $1.54, respectively.
There were no stock options or stock-settled appreciation rights (“SSARs”) excluded from the computation of diluted net income per share for the three and six months ended June 30, 2022 and three months ended June 30, 2021.
There were approximately one million potentially dilutive securities excluded from the computation of diluted net income (loss) per share for the six months ended June 30, 2021 because there was a net loss attributable to IFF for the period and, as such, the inclusion of these securities would have been anti-dilutive.
The Company issued 16,500,000 TEUs, consisting of a prepaid SPC and a senior amortizing note, for net proceeds of $800 million on September 17, 2018. On September 14, 2021, the Company notified holders of the TEUs that the final settlement rate in respect of each SPC was 0.330911 shares of IFF's common stock. On September 15, 2021, 5,460,031 shares of IFF's common stock were issued in settlement of the SPCs. The SPC conversion factor is based on the 20 day volume-weighted average price (“VWAP”) per share of the Company’s common stock. For purposes of calculating basic net income (loss) per share, the minimum settlement rate of 0.313400 shares per SPC on June 30, 2021 was used. For purposes of calculating diluted earnings per share, the SPCs were assumed to be settled at a conversion factor not to exceed 0.341100 shares per SPC on June 30, 2021.
The Company has issued shares of purchased restricted common stock units (“PRSUs”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method.
The Company did not present the two-class method since there was no difference between basic net income (loss) per share for both unrestricted common shareholders and PRSU shareholders for the three and six months ended June 30, 2022 and 2021. The difference between diluted net income per share for both unrestricted common shareholders and PRSU shareholders for the three and six months ended June 30, 2022 and three months ended June 30, 2021 was less than $0.01 per share and there was no difference between diluted net income (loss) per share for both unrestricted common shareholders and PRSU shareholders for the six months ended June 30, 2021. In addition, the number of PRSUs outstanding as of June 30, 2022 and 2021 was not material. Net income allocated to such PRSUs was not material for the three and six months ended June 30, 2022 and three months ended June 30, 2021. Net loss allocated to such PRSUs was not material for the six months ended June 30, 2021.

NOTE 3.    ACQUISITIONS
Acquisition of Health Wright Products
On April 1, 2022 (“Acquisition Date”), the Company completed its acquisition of Health Wright Products, Inc. (“Health Wright”). IFF acquired 100% of the equity of Health Wright pursuant to a purchase agreement entered into on February 16, 2022. Health Wright is known in the consumer Health and Nutrition industries for providing high quality nutritional supplements. The acquisition was made in order to strengthen formulation and finished format capabilities to IFF’s Health & Biosciences probiotics, natural extracts and botanical businesses.
The acquisition was accounted for under the purchase method. The fair value of consideration transferred was approximately $157 million, including cash and estimated contingent consideration of $31 million. The preliminary purchase price allocation has been performed and resulted in intangible assets of approximately $75 million, and approximately $45 million of goodwill (which is deductible for tax purposes). The intangible assets primarily consisted of customer relationships of approximately $74 million that have been fair valued using the Multi-Period Excess Earning Method and which are being amortized over a period of approximately 19 years. The purchase price allocation is preliminary and is expected to be completed within the measurement period.
No pro forma information for 2022 was presented as the acquisition was not material to the Consolidated Financial Statements.
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
The unaudited pro forma results for the six months ended June 30, 2021 were as follows:

(DOLLARS IN MILLIONS)	Six Months Ended June 30, 2021
Unaudited pro forma net sales	$6,061
Unaudited pro forma net income attributable to the Company	406
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
NOTE 4.    RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges primarily consist of separation costs for employees including severance, outplacement and other employee benefit costs (“Severance”), charges related to the write-down of fixed assets of plants to be closed (“Fixed asset write-down”) and all other related restructuring (“Other”) costs. All restructuring and other charges are separately stated on the Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income.
Frutarom Integration Initiative
In connection with the acquisition of Frutarom, the Company has been executing an integration plan that, among other initiatives, seeks to optimize its manufacturing network (the “Frutarom Integration Initiative”). As part of the Frutarom Integration Initiative, the Company now expects to close approximately 30 manufacturing sites with all closures targeted to occur by 2023. Since the inception of the initiative through June 30, 2022, the Company has closed 22 sites and expensed total costs of approximately $38 million. Total costs for the program are expected to be approximately $42 million including cash and non-cash items.
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
N&B Merger Restructuring Liability
For the six months ended June 30, 2022, the Company incurred approximately $8 million of charges primarily related to severance. Since the inception of the restructuring activities, there have been approximately 270 headcount reductions and the Company has expensed approximately $38 million.

Changes in Restructuring Liabilities
Changes in restructuring liabilities during the six months ended June 30, 2022 were as follows:

(DOLLARS IN MILLIONS)	Balance at December 31, 2021	Additional Charges (Reversals), Net	Non-Cash Charges	Cash Payments	Balance at June 30, 2022
Frutarom Integration Initiative
Severance	$5	$—	$—	$—	$5
Fixed asset write down	—	1	(1)	—	—
Other	3	—	—	(1)	2
2019 Severance Program
Severance	5	—	—	—	5
Other Restructuring Charges
Severance	1	—	—	—	1
N&B Merger Restructuring Liability
Severance	15	6	—	(8)	13
Other	—	2	—	(2)	—
Total restructuring and other charges	$29	$9	$(1)	$(11)	$26
Restructuring liabilities are presented in “Other current liabilities” on the Consolidated Balance Sheets.
Charges by Segment
The following table summarizes the total amount of costs incurred in connection with these restructuring programs and activities by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2022	2021	2022	2021
Nourish	$1	$17	$3	$20
Health & Biosciences	1	4	1	4
Scent	5	2	5	3
Pharma Solutions	—	1	—	1
Total Restructuring and other charges	$7	$24	$9	$28

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill attributable to each reportable segment for the six months ended June 30, 2022 were as follows:

(DOLLARS IN MILLIONS)	Nourish	Health & Biosciences	Scent	Pharma Solutions	Total
Balance at December 31, 2021	$6,555	$6,749	$1,828	$1,282	$16,414
Acquisitions	—	45	—	—	45
Transferred to assets held for sale	—	11	—	—	11
Foreign exchange	(131)	(179)	(42)	(47)	(399)
Balance at June 30, 2022	$6,424	$6,626	$1,786	$1,235	$16,071

Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	June 30,	December 31,
(DOLLARS IN MILLIONS)	2022	2021
Asset Type
Customer relationships	$8,794	$8,935
Technological know-how	2,430	2,494
Trade names & patents	399	411
Other	48	50
Total carrying value	11,671	11,890
Accumulated Amortization
Customer relationships	(1,162)	(887)
Technological know-how	(505)	(388)
Trade names & patents	(90)	(68)
Other	(47)	(41)
Total accumulated amortization	(1,804)	(1,384)
Other intangible assets, net	$9,867	$10,506

Impairment of Intangible Assets
As discussed in Note 1, an impairment charge of approximately $92 million has been recorded in connection with intangible assets of an asset group that operates primarily in Russia.
Amortization
Amortization expense was $184 million and $200 million for the three months ended June 30, 2022 and 2021, respectively, and $370 million and $352 million for the six months ended June 30, 2022 and 2021, respectively.
Amortization expense for the next five years is expected to be as follows:

(DOLLARS IN MILLIONS)	2022	2023	2024	2025	2026
Estimated future intangible amortization expense	$372	$738	$737	$734	$732

NOTE 6.    OTHER CURRENT ASSETS AND LIABILITIES, AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	June 30, 2022	December 31, 2021
Value-added tax receivable	$192	$178
Income tax receivable	104	131
Prepaid expenses	344	288
Other	138	131
Total	$778	$728
Other assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	June 30, 2022	December 31, 2021
Finance lease right-of-use assets	$41	$21
Deferred income taxes	130	82
Overfunded pension plans	138	136
Cash surrender value of life insurance contracts	45	52
Equity method investments	84	86
Other(1)	288	239
Total	$726	$616
_______________________
(1)Includes land usage rights in China, long-term deposits and receivables on certain derivative instruments.

Other current liabilities consisted of the following amounts:

(DOLLARS IN MILLIONS)	June 30, 2022	December 31, 2021
Rebates and incentives payable	$96	$113
Value-added tax payable	44	50
Interest payable	47	48
Current pension and other postretirement benefit obligation	7	11
Accrued insurance (including workers’ compensation)	9	10
Restructuring and other charges	26	29
Current operating lease obligation	98	109
Current financing lease obligation	6	5
Accrued income taxes	165	94
Other accounts payable and accrued expenses payable	254	270
Other	114	93
Total	$866	$832

NOTE 7.    DEBT
Debt consisted of the following:

(DOLLARS IN MILLIONS)	Effective Interest Rate	June 30, 2022	December 31, 2021
2022 Notes	0.69%	$300	$300
2023 Notes(1)	3.30%	300	300
2024 Euro Notes(1)	1.88%	526	565
2025 Notes	1.22%	1,000	1,001
2026 Euro Notes(1)	1.93%	837	900
2027 Notes	1.56%	1,217	1,218
2028 Notes(1)	4.57%	398	397
2030 Notes	2.21%	1,510	1,511
2040 Notes	3.04%	774	775
2047 Notes(1)	4.44%	495	494
2048 Notes(1)	5.12%	787	786
2050 Notes	3.21%	1,572	1,572
2024 Term Loan Facility	2.58%	625	625
2026 Term Loan Facility	2.96%	625	625
Amended Revolving Credit Facility(2)		350	—
Commercial paper(3)		792	324
Bank overdrafts and other		4	7
Total debt		12,112	11,400
Less: Short-term borrowings(4)		(1,749)	(632)
Total Long-term debt		$10,363	$10,768
_______________________
(1)Amount is net of unamortized discount and debt issuance costs.
(2)The interest rate on the Amended Revolving Credit Facility is, at the applicable borrower's option, a per annum rate equal to either (x) an eurocurrency rate plus an applicable margin varying from 1.000% to 1.625% or (y) a base rate plus an applicable margin varying from 0.000% to 0.625%, in each case depending on the public debt ratings for non-credit enhanced long-term senior unsecured debt issued by the Company.
(3)The effective interest rate of commercial paper issuances fluctuates as short-term interest rates and demand fluctuate, and deferred debt issuance costs are immaterial. Additionally, the effective interest rate of commercial paper is not meaningful as issuances do not materially differ from short-term interest rates.
(4)Includes bank borrowings, commercial paper, overdrafts and current portions of long-term debt.
Commercial Paper
In 2022, the Company had gross issuances of $3.646 billion and repayments of $3.178 billion under the Commercial Paper Program. The commercial paper issued had original maturities of less than 124 days. There were no commercial paper issuances or repayments during the 2021 period.
The Commercial Paper Program is backed by the borrowing capacity available under the Revolving Credit Facility. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense.
Amended Revolving Credit Facility
In 2022, the Company had borrowings of $350 million, classified as short-term borrowings on the Consolidated Balance Sheets, under the $2.000 billion Amended Revolving Credit Facility. There were no borrowings under the Amended Revolving Credit Facility in the 2021 period.
The amount that we are able to draw down under the Amended Revolving Credit Facility is limited by financial covenants. Refer to Note 9 in the 2021 Form 10-K for additional information. As of June 30, 2022, the Company was in compliance with all covenants under the Amended Revolving Credit Facility.

NOTE 8.   LEASES
The Company has leases for corporate offices, manufacturing facilities, research and development facilities, and certain transportation and office equipment. The Company's leases have remaining lease terms of up to 50 years, some of which include options to extend the leases for up to 5 years.
The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(DOLLARS IN MILLIONS)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease cost	$45	$46	$92	$78
Finance lease cost	2	1	4	2
Supplemental cash flow information related to leases was as follows:

	Six Months Ended	Six Months Ended
(DOLLARS IN MILLIONS)	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$70	$60
Financing cash flows for finance leases	3	2
Right-of-use assets obtained in exchange for lease obligations
Operating leases	30	31
Finance leases	2	15
As a result of the Company's acquisition of Health Wright, there was an increase of approximately $22 million in both financing lease right-of-use assets and financing lease liabilities as of the Acquisition Date.
Operating lease right-of-use assets are presented in “Operating lease right-of-use assets” and financing lease right-of-use assets are presented in “Other assets” on the Consolidated Balance Sheets. Operating lease liabilities are presented in “Operating lease liabilities” and financing lease liabilities are presented in “Other liabilities” on the Consolidated Balance Sheets. Any other current liabilities related to operating and financing lease liabilities are presented in “Other current liabilities” on the Consolidated Balance Sheets.

NOTE 9. INCOME TAXES
Uncertain Tax Positions
As of June 30, 2022, the Company had approximately $123 million of unrecognized tax benefits recorded in Other liabilities and no amounts recorded to Other current liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
As of June 30, 2022, the Company had accrued interest and penalties of approximately $38 million classified in Other liabilities and no amounts classified in Other current liabilities.
As of June 30, 2022, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was approximately $161 million associated with tax positions asserted in various jurisdictions.
The Company regularly repatriates earnings from non-U.S. subsidiaries. As the Company repatriates these funds to the U.S., they will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of June 30, 2022, the Company had a deferred tax liability of approximately $92 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
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

Effective Tax Rate
The effective tax rate for the three months ended June 30, 2022 was 16.2% compared to 31.8% for the three months ended June 30, 2021. The quarter-over-quarter decrease was primarily due to the release of uncertain tax positions in connection to an audit settlement, a favorable mix of earnings and the impact of a one-time non-cash United Kingdom rate change from the prior year period.
The effective tax rate for the six months ended June 30, 2022 was 14.5% compared to 0% for the six months ended June 30, 2021. The year-over-year increase was primarily due to the release of uncertain tax positions in connection to an audit settlement, changes in the mix of earnings and a one-time benefit to record a receivable associated with the proceedings of a bi-lateral advance pricing agreement, partially offset by the impact of a one-time non-cash United Kingdom rate change from the prior year period.

NOTE 10.    STOCK COMPENSATION PLANS
The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include PRSUs, RSUs, SSARs and Long-Term Incentive Plan awards. Liability-based awards outstanding under the plans are cash-settled RSUs.
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2022	2021	2022	2021
Equity-based awards	$16	$16	$25	$27
Liability-based awards	1	3	1	6
Total stock-based compensation expense	17	19	26	33
Less: Tax benefit	(3)	(4)	(5)	(7)
Total stock-based compensation expense, after tax	$14	$15	$21	$26

As of June 30, 2022, there was approximately $92 million of total unrecognized compensation cost related to non-vested awards granted under the equity incentive plans.

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

Reportable segment information was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(DOLLARS IN MILLIONS)	2022	2021	2022	2021
Net sales:
Nourish	$1,818	$1,668	$3,549	$2,976
Health & Biosciences	665	639	1,326	1,065
Scent	580	550	1,165	1,119
Pharma Solutions	244	232	493	394
Consolidated	$3,307	$3,089	$6,533	$5,554
Segment Adjusted Operating EBITDA:
Nourish	$365	$324	$694	$594
Health & Biosciences	184	190	376	318
Scent	93	117	209	245
Pharma Solutions	58	48	123	91
Total	700	679	1,402	1,248
Depreciation & Amortization	(301)	(322)	(604)	(564)
Interest Expense	(77)	(77)	(149)	(142)
Other (Expense) Income, net	(6)	11	10	18
Acquisition Related Costs (a)	(1)	—	(1)	—
Restructuring and Other Charges	(7)	(24)	(9)	(28)
Gains on sales of fixed assets	2	—	2	—
Impairment of Long-Lived Assets (b)	(120)	—	(120)	—
Shareholder Activism Related Costs (c)	—	—	(3)	(7)
Business Divestiture Costs (d)	(30)	(5)	(60)	(5)
Employee Separation Costs (e)	—	(3)	(4)	(6)
Frutarom Acquisition Related Costs (f)	—	—	(1)	—
N&B Inventory Step-Up Costs	—	(195)	—	(377)
N&B Transaction Related Costs (g)	—	(2)	—	(91)
Integration Related Costs (h)	(30)	(18)	(48)	(56)
Income (Loss) Before Taxes	$130	$44	$415	$(10)
_______________________

(a)	Represents costs related to the acquisition of Health Wright Products, primarily consulting and legal fees.
(b)	Represents costs related to the impairment of intangible and fixed assets of an asset group that operates primarily in Russia.
(c)	Represents shareholder activist related costs, primarily professional fees.
(d)	Represents costs related to the Company's planned sales of businesses, primarily legal and professional fees.
(e)	Represents costs related to severance, including accelerated stock compensation expense, for certain employees and executives who have been separated or will separate from the Company.
(f)	Represents transaction-related costs and expenses related to the acquisition of Frutarom.
(g)	Represents transaction costs and expenses related to the transaction with N&B, primarily includes legal and professional fees.
(h)	Represents costs related to integration activities since 2018, primarily for Frutarom and N&B. For 2022, represents costs primarily related to external consulting fees and internal integration costs, including salaries of individuals who are fully dedicated to integration efforts. For 2021, represents costs primarily related to performance stock awards and consulting fees for advisory services.

Net sales, which are attributed to individual regions based upon the destination of product delivery, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2022	2021	2022	2021
Europe, Africa and Middle East	$1,100	$1,084	$2,228	$1,957
Greater Asia	755	707	1,499	1,294
North America	1,065	961	2,067	1,683
Latin America	387	337	739	620
Consolidated	$3,307	$3,089	$6,533	$5,554

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2022	2021	2022	2021
Net sales related to the U.S.	$978	$876	$1,879	$1,530
Net sales attributed to all foreign countries	2,329	2,213	4,654	4,024
No non-U.S. country had net sales greater than 6% of total consolidated net sales for the three and six months ended June 30, 2022, and 7% and 6% of total consolidated net sales for the three and six months ended June 30, 2021, respectively.

NOTE 12. EMPLOYEE BENEFITS
Pension and other defined contribution retirement plan expenses included the following components:

(DOLLARS IN MILLIONS)	U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost for benefits earned(1)	$—	$1	$—	$1
Interest cost on projected benefit obligation(2)	4	3	8	6
Expected return on plan assets(2)	(6)	(5)	(11)	(10)
Net amortization and deferrals(2)	2	2	4	4
Net periodic benefit (income) cost	$—	$1	$1	$1

(DOLLARS IN MILLIONS)	Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost for benefits earned(1)	$10	$12	$19	$22
Interest cost on projected benefit obligation(2)	4	3	9	5
Expected return on plan assets(2)	(11)	(13)	(22)	(25)
Net amortization and deferrals(2)	3	5	6	10
Net periodic benefit (income) cost	$6	$7	$12	$12
_______________________
(1)Included as a component of Operating profit.
(2)Included as a component of Other expense (income), net.
The Company expects to contribute a total of $5 million to its U.S. pension plans and a total of $33 million to its non-U.S. pension plans during 2022. During the six months ended June 30, 2022, no contributions were made to the qualified U.S. pension plans, $15 million of contributions were made to the non-U.S. pension plans, and $2 million of benefit payments were made with respect to the Company's non-qualified U.S. pension plan.
(Income) expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2022	2021	2022	2021
Interest cost on projected benefit obligation	$1	$1	$1	$1
Net amortization and deferrals	(1)	(1)	(2)	(2)
Total postretirement benefit (income) expense	$—	$—	$(1)	$(1)

The Company expects to contribute $4 million to its postretirement benefits other than pension plans during 2022. In the six months ended June 30, 2022, $1 million of contributions were made.

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
These valuations take into consideration the Company's credit risk and its counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in its own credit risk (or instrument-specific credit risk) was not material as of June 30, 2022.

The carrying values and the estimated fair values of financial instruments at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022		December 31, 2021
(DOLLARS IN MILLIONS)	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 1
Cash and cash equivalents(1)	$569	$569	$711	$711
2025 Notes(2)	1,000	896	1,001	968
2027 Notes(2)	1,217	1,023	1,218	1,180
2030 Notes(2)	1,510	1,215	1,511	1,466
2040 Notes(2)	774	562	775	762
2050 Notes(2)	1,572	1,074	1,572	1,556
LEVEL 2
Credit facilities and bank overdrafts(3)	354	354	7	7
Derivatives
Derivative assets(4)	68	68	—	—
Derivative liabilities(4)	7	7	7	7
Commercial paper(3)	792	792	324	324
Long-term debt:(5)
2022 Notes	300	298	300	300
2023 Notes	300	299	300	308
2024 Euro Notes	526	522	565	585
2026 Euro Notes	837	788	900	960
2028 Notes	398	387	397	452
2047 Notes	495	416	494	585
2048 Notes	787	733	786	1,026
2024 Term Loan Facility(6)	625	625	625	625
2026 Term Loan Facility(6)	625	625	625	625
_______________________
(1)The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.
(2)The fair value of the Notes is based on market quoted price as there is an active market for the Notes and observable market data and inputs.
(3)The carrying amount approximates fair value as the interest rate is reset frequently based on current market rates as well as the short maturity of those instruments.
(4)The carrying amount approximates fair value as the instruments are marked-to-market and held at fair value on the Consolidated Balance Sheets.
(5)The fair value of the Company's long-term debt was calculated using discounted cash flows applying current interest rates and current credit spreads based on its own credit risk.
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

Cash Flow Hedges
The Company maintains several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar (“USD”) denominated raw material purchases made by Euro (“EUR”) functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in other comprehensive income (“OCI”) as a component of Gains on derivatives qualifying as hedges in the accompanying Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income. Realized gains/(losses) in accumulated other comprehensive income (“AOCI”) related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income in the same period as the related costs are recognized.
Hedges Related to Issuances of Debt
As of June 30, 2022, the Company designated approximately $1.363 billion of Euro Notes as a hedge of a portion of its net European investments. Accordingly, the change in the value of the debt that is attributable to foreign exchange movements is recorded in OCI as a component of foreign currency translation adjustments in the accompanying Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income.
Cross Currency Swaps
During the first quarter of 2022, the Company entered into twelve EUR/USD cross currency swaps, with a notional value of $1.400 billion that mature through November 2030. The swaps all qualified as net investment hedges in order to mitigate a portion of the Company's net European investments from foreign currency risk. As of June 30, 2022, the fourteen remaining swaps were in a net asset position with an aggregate fair value of $57 million, which were classified as Prepaid expenses and other current assets and Other assets on the Consolidated Balance Sheets based on their respective maturity dates. Changes in fair value related to cross currency swaps are recorded in OCI.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of June 30, 2022 and December 31, 2021:

(DOLLARS IN MILLIONS)	June 30, 2022	December 31, 2021
Foreign currency contracts	$55	$46
Commodity contracts	3	10
Cross currency swaps	1,700	300
The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected on the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021:

	June 30, 2022
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency contracts	$—	$5	$5
Cross currency swaps	63	—	63
Total derivative assets	$63	$5	$68
Derivative liabilities(2)
Foreign currency contract	$—	$1	$1
Cross currency swaps	6	—	6
Total derivative liabilities	$6	$1	$7

	December 31, 2021
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative liabilities(2)
Foreign currency contracts	$—	$2	$2
Cross currency swaps	5	—	5
Total derivative liabilities	$5	$2	$7
 _______________________
(1)Derivative assets are recorded to Prepaid expenses and other current assets and Other assets on the Consolidated Balance Sheets based on their respective maturity dates.
(2)Derivative liabilities are recorded to Other current liabilities on the Consolidated Balance Sheets.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income for the three and six months ended June 30, 2022 and 2021:

	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Three Months Ended June 30,
	2022	2021
Foreign currency contracts(1)	$—	$8	Other expense (income), net
	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Six Months Ended June 30,
	2022	2021
Foreign currency contracts(1)	$2	$5	Other expense (income), net
_______________________
(1)The foreign currency contract net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative and non-derivative instruments designated as cash flow and net investment hedging instruments, net of tax, in the Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income for the three and six months ended June 30, 2022 and 2021:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
(DOLLARS IN MILLIONS)	2022	2021		2022	2021
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$—	$2	Cost of goods sold	$—	$(2)
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	49	(3)	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	21	(6)	N/A	—	—
2021 Euro Notes & 2026 Euro Notes	34	(13)	N/A	—	—
Total	$104	$(20)		$—	$(2)

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
	2022	2021		2022	2021
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$—	$6	Cost of goods sold	$—	$(4)
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	48	6	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	30	14	N/A	—	—
2021 Euro Notes & 2026 Euro Notes	48	32	N/A	—	—
Total	$126	$58		$—	$(4)
The ineffective portion of the above noted cash flow hedges was not material during the three and six months ended June 30, 2022 and 2021.
At June 30, 2022, based on current market rates, the Company does not expect any derivative losses (net of tax), included in AOCI, to be reclassified into earnings within the next 12 months.

NOTE 14.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present changes in the accumulated balances for each component of other comprehensive (loss) income, including current period other comprehensive (loss) income and reclassifications out of accumulated other comprehensive loss:

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2021	$(1,133)	$1	$(291)	$(1,423)
OCI before reclassifications	(788)	—	(5)	(793)
Amounts reclassified from AOCI	—	—	6	6
Net current period other comprehensive income (loss)	(788)	—	1	(787)
Accumulated other comprehensive (loss) income, net of tax, as of June 30, 2022	$(1,921)	$1	$(290)	$(2,210)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2020	$(285)	$(7)	$(406)	$(698)
OCI before reclassifications	(154)	2	1	(151)
Amounts reclassified from AOCI	—	4	11	15
Net current period other comprehensive income (loss)	(154)	6	12	(136)
Accumulated other comprehensive (loss) income, net of tax, as of June 30, 2021	$(439)	$(1)	$(394)	$(834)
The following table provides details about reclassifications out of Accumulated other comprehensive loss to the Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income:

	Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income
(DOLLARS IN MILLIONS)	2022	2021
Gains (losses) on derivatives qualifying as hedges
Foreign currency contracts	$—	$(5)	Cost of goods sold
Tax	—	1	Provision for income taxes
Total	$—	$(4)	Total, net of income taxes
Losses on pension and postretirement liability adjustments
Prior service cost	$3	$3	(1)
Actuarial losses	(10)	(15)	(1)
Tax	1	1	Provision for income taxes
Total	$(6)	$(11)	Total, net of income taxes
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

At June 30, 2022, the Company had total bank guarantees, commercial guarantees, standby letters of credit and surety bonds of approximately $415 million with various financial institutions. Included in the above aggregate amount was a total of $14 million for other assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011. There was a total of approximately $25 million outstanding under the bank guarantees and standby letters of credit and approximately $103 million outstanding under the commercial guarantees as of June 30, 2022.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $8 million as of June 30, 2022.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of June 30, 2022, the Company had available lines of credit of approximately $1.863 billion with various financial institutions, in addition to the $317 million of capacity under the Credit Facility. There were total draw downs of approximately $1.153 billion pursuant to these lines of credit as of June 30, 2022, including approximately $792 million related to the issuance of commercial paper and $350 million related to borrowings under the Amended Revolving Credit Facility. Refer to Note 7 for additional information.
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

Two motions to approve securities class actions were filed in the Tel Aviv District Court, Israel, in August 2019, similarly alleging, among other things, false and misleading statements largely in connection with IFF’s acquisition of Frutarom and the above-mentioned improper payments. One motion (“Borg”) asserts claims under the U.S. federal securities laws against IFF, its Chairman and CEO, and its former CFO. On November 8, 2020, IFF and its officers filed their response to the Borg motion. On April 20, 2021, Mr. Borg filed a motion to stay the proceeding pending an appellate decision in the U.S. proceeding. On June 15, 2021, August 11, 2021, November 9, 2021, January 9, 2022, April 7, 2022 and July 10, 2022, the U.S. lead plaintiffs filed update notices with the Israeli court regarding the appeal in the U.S. proceeding. The other motion (“Oman”) (following an initial amendment) asserted claims under the Israeli Securities Act-1968 against IFF, its former Chairman and CEO, and its former CFO, and against Frutarom and certain former Frutarom officers and directors, as well as claims under the Israeli Companies Act-1999 against certain former Frutarom officers and directors. On February 17, 2021, the court granted a motion by the Oman plaintiff to remove IFF and its officers from the motion and to add factual allegations from the US amended complaint. The amended Oman motion was filed on July 4, 2021. On August 29, 2021, the former Frutarom officers and certain former Frutarom directors filed a motion to dismiss the case. On September 30, 2021, Frutarom notified the court that it joins the legal arguments made in the motion to dismiss. On February 22, 2022, the court denied the motion to dismiss. On July 14, 2022, the court approved the parties' motion to mediate the dispute, which postpones all case deadlines until after the mediation.
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
On March 11, 2020, an IFF shareholder filed a motion to approve a class action in Israel against, among others, Frutarom, Yehudai, and Frutarom’s former board of directors, alleging that former minority shareholders of Frutarom were harmed as a result of the US $20 million bonus paid to Yehudai. The parties to this motion agreed to attempt to resolve the dispute through mediation to take place regarding the aforesaid claim against Yehudai. On July 27, 2021, counsel to the movant in the class action filed a notice with the court that the mediation process ended without an agreement. On August 26, 2021, a motion to dismiss the class action application was filed by Yehudai and certain former directors of Frutarom. On September 9, 2021, an additional motion to dismiss was filed by other former directors of Frutarom together with ICC Industries, Inc. and its affiliates. On December 9, 2021, the court denied the motions to dismiss. Responses to the class action motion were filed in May 2022.
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
The net book value of the Guangzhou Taste plant was approximately $55 million as of June 30, 2022.

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
The net book value of the Guangzhou Scent plant was approximately $8 million as of June 30, 2022.
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
Total China Operations
The total net book value of all plants in China was approximately $257 million as of June 30, 2022.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, the Company believes it has valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, the Company is required to, and has provided, bank guarantees and pledged assets in the aggregate amount of $22 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
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

Avicel® PH NF (Pharma Solutions)
The Company has determined that certain grades of microcrystalline cellulose (Avicel® PH 101, 102, and 200 NF and Avicel® RC-591 NF) were found to be out-of-specification (collectively, “OOS Avicel® NF”). The Company does not expect this issue to affect the functionality of Avicel® NF grades or to pose a human health hazard. Corrective actions have been implemented to improve operational and laboratory conditions. Based on the information available, as of June 30, 2022, payments associated with the issue were approximately $33 million, and the Company has a current accrual of approximately $25 million. The total amount of exposure may increase as additional customers present claims or other exposures are identified.
Other
The Company determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that either a loss is reasonably possible or a loss in excess of accrued amounts is reasonably possible and the amount of losses or range of losses is determinable. For all third party contingencies (including labor, contract, technology, tax, product-related claims and business litigation), the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $40 million. The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the matters in question. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.

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
The following table sets forth the details of the Company's redeemable noncontrolling interests:

(DOLLARS IN MILLIONS)	Redeemable Noncontrolling Interests
Balance at December 31, 2020	$98
Impact of foreign exchange translation	(1)
Share of profit or loss attributable to redeemable noncontrolling interests	3
Balance at June 30, 2021	$100

Balance at December 31, 2021	$105
Impact of foreign exchange translation	(1)
Share of profit or loss attributable to redeemable noncontrolling interests	2
Redemption value adjustment for the current period	(2)
Exercises of redeemable noncontrolling interests	(18)
Balance at June 30, 2022	$86

NOTE 17. ASSETS AND LIABILITIES HELD FOR SALE
Microbial Control
During the third quarter of 2021, the Company announced it had entered into an agreement to sell its Microbial Control business unit, which is a part of the Health & Biosciences segment. The Company acquired the Microbial Control business unit as part of the Merger with N&B.

The Company classifies assets as “held for sale” when, among other factors, management approves and commits to a formal plan of sale with the expectation the sale will be completed within one year. Pursuant to ASC 360, assets held for sale were recorded at the lower of carrying value or the fair market value, less costs to sell. The sale does not constitute a strategic shift of the Company’s operations and does not, and will not, have major effects on the Company’s operations and financial results; therefore, the transaction does not meet the discontinued operations criteria.
Based on the agreement to sell, it was determined that the assets and liabilities of the Microbial Control business unit met the criteria to be presented as “held for sale” and such assets and liabilities were classified as held for sale and are reported on the Consolidated Balance Sheets.
Included in the Company's Consolidated Balance Sheets as of June 30, 2022 are the following carrying amounts of the assets and liabilities held for sale:

(DOLLARS IN MILLIONS)	June 30, 2022
Assets
Cash and cash equivalents	$49
Trade receivables, net	79
Inventories	134
Property, plant and equipment, net	31
Goodwill	525
Other intangible assets, net	342
Operating lease right-of-use assets	4
Deferred tax assets	3
Other assets	39
Total assets held-for-sale	$1,206
Liabilities
Accounts payable	$50
Deferred tax liability	9
Other liabilities	16
Total liabilities held-for-sale	$75
In addition to these assets classified as held for sale, the Microbial Control business unit also includes an equity method investment with a carrying value of approximately $74 million, which was sold as part of the divestiture. The equity method investment is presented in Other assets on the Consolidated Balance Sheets as of June 30, 2022.

NOTE 18. SUBSEQUENT EVENT
Sale of Microbial Control
The Company completed the divestiture of the Microbial Control business unit on July 1, 2022.
Upon closing, the Company received net cash proceeds of approximately $1.277 billion, adjusted for the preliminary estimates of certain closing adjustments. Finalization of such closing adjustments may result in additional cash receipt or payment. Approximately $15 million of cash proceeds were held in escrow and will be released to the Company upon satisfaction of certain conditions.
The Company also entered into transition services agreements with the buyer for the Company to provide certain general accounting, information technology and other services up to 19 months following the date of the sale for minimal consideration.
In connection with the proceeds received from the divestiture, on July 6, 2022, the Company repaid the $350 million outstanding borrowings under the Amended Revolving Credit Facility. In addition, as of August 5, 2022, the Company repaid approximately $900 million under the Commercial Paper Program.
Amendment to Existing Debt Agreements
On August 4, 2022, IFF amended its existing Term Loan Credit Agreement and Revolving Credit Agreement, which delays certain step downs from the maximum permitted leverage ratio of 4.50 to 1.0, stepping down to 3.50 to 1.0 over time, with the first step-down now occurring at the end of the third quarter 2023 versus the end of the fourth quarter 2022 previously.

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
OVERVIEW
Company Background
On February 1, 2021, the Company completed its Merger with Nutrition & Biosciences, Inc. (“N&B”), a subsidiary of DuPont formed to hold the Nutrition and Biosciences business (the “N&B Business”, and such transaction, the “N&B Transaction”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) with DuPont de Nemours, Inc. (“DuPont”). The shares issued in the Merger represented approximately 55.4% of the common stock of IFF on a fully diluted basis, after giving effect to the Merger, as of February 1, 2021.
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
We are organized into four reportable operating segments: Nourish, Health & Biosciences, Scent, and Pharma Solutions. The Company’s consolidated financial information for the three and six months ended June 30, 2022 reflect the results of N&B for the full three and six months in the period ended June 30, 2022, respectively, whereas the three and six months ended June 30, 2021 reflect three and five months of results of N&B in the period ended June 30, 2021, respectively.
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
Financial Measures — Currency Neutral
Changes in our financial results include the impact of changes in foreign currency exchange rates. We provide currency neutral calculations in this report to remove the impact of these items. Our method in calculating currency neutral numbers is conducted by translating current year invoiced sale amounts at the exchange rates used for the corresponding prior year period. We use currency neutral results in our analysis of subsidiary and/or segment performance. We also use currency neutral numbers when analyzing our performance against our competitors and believe the change in method better allows us to do so.
We are presenting currency neutral numbers for all operating segments for the three months ended June 30, 2022, but will not be presenting currency neutral numbers for the Nourish, Health & Biosciences and Pharma Solutions operating segments for the six months ended June 30, 2022 as these operating segments include the effects of the Merger with N&B, which closed on February 1, 2021. As a result, the six months ended June 30, 2022 reflect the results of N&B for the full six months in the second quarter of 2022, whereas the six months ended June 30, 2021 reflect five months of results of N&B in the second quarter of 2021, which do not present equally comparable periods.

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
In 2021, total sales to Russian customers were approximately 2% of total sales. For the three and six months ended June 30, 2022 sales to Russian customers were approximately 1% and 2% of total sales, respectively.
In 2021, total sales to Ukrainian customers were less than 1% of total sales. For the three and six months ended June 30, 2022 sales to Ukrainian customers were also less than 1% of total sales.
For the six months ended June 30, 2022, we recorded a charge of approximately $120 million related to the impairment of certain long-lived assets in Russia. In addition, we recorded a charge of approximately $11 million related to expected credit losses on receivables from customers located in Russia and Ukraine (for export and domestic sales). For additional information, refer to Note 1 to the Consolidated Financial Statements and Part I, Item 1A, “Risk Factors,” of our 2021 Form 10-K filed on February 28, 2022 with the SEC.
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
Financial Performance Overview
Sales
Sales in the second quarter of 2022 increased $218 million, or 7% on a reported basis, to $3.307 billion compared to $3.089 billion in the 2021 period. The increase in sales was driven by price increases across all businesses. On a currency neutral basis, sales in the second quarter of 2022 increased 11% compared to the 2021 period. Exchange rate variations had an unfavorable impact on net sales for the second quarter of 2022 of 4%. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies.
Gross Profit
Gross profit in the second quarter of 2022 increased $226 million, or 25% on a reported basis, to $1.136 billion (34.4% of sales) compared to $910 million (29.5% of sales) in the 2021 period. The increase in gross profit was driven by price increases in the overall business and the impact of N&B inventory step-up costs from the prior year period.
Adjusted Operating EBITDA
Adjusted operating EBITDA in the second quarter of 2022 increased $21 million, or 3% on a reported basis, to $700 million (21.2% of sales) compared to $679 million (22.0% of sales) in the comparable 2021 period. The increase in adjusted operating EBITDA was driven by price increases in the overall business. On a currency neutral basis, adjusted operating EBITDA in the second quarter of 2022 increased 7% compared to the 2021 period. Exchange rate variations had an unfavorable impact on adjusted operating EBITDA for the second quarter of 2022 of 4%.

RESULTS OF OPERATIONS

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2022	2021		Change	2022	2021		Change
Net sales	$3,307	$3,089		7%	$6,533	$5,554		18%
Cost of goods sold	2,171	2,179		—%	4,252	3,890		9%
Gross profit	1,136	910		25%	2,281	1,664		37%
Research and development (R&D) expenses	158	164		(4)%	315	307		3%
Selling and administrative (S&A) expenses	456	412		11%	915	863		6%
Amortization of acquisition-related intangibles	184	200		(8)%	370	352		5%
Impairment of long-lived assets	120	—		NMF	120	—		NMF
Restructuring and other charges	7	24		(71)%	9	28		(68)%
Gains on sales of fixed assets	(2)	—		NMF	(2)	—		NMF
Operating profit	213	110		94%	554	114		NMF
Interest expense	77	77		—%	149	142		5%
Other expense (income), net	6	(11)		(155)%	(10)	(18)		(44)%
Income (loss) before taxes	130	44		195%	415	(10)		NMF
Provision for income taxes	21	14		50%	60	—		NMF
Net income (loss)	$109	$30		263%	$355	$(10)		NMF
Net income attributable to noncontrolling interests	2	2		—%	4	4		—%
Net income (loss) attributable to IFF shareholders	$107	$28		282%	$351	$(14)		NMF
Net income (loss) per share - diluted	$0.43	$0.11		276%	$1.38	$(0.06)		NMF
Gross margin	34.4%	29.5%	490	bps	34.9%	30.0%	490	bps
R&D as a percentage of sales	4.8%	5.3%	(50)	bps	4.8%	5.5%	(70)	bps
S&A as a percentage of sales	13.8%	13.3%	50	bps	14.0%	15.5%	(150)	bps
Operating margin	6.4%	3.6%	280	bps	8.5%	2.1%	640	bps
Effective tax rate	16.2%	31.8%		NMF	14.5%	—%		NMF
Segment net sales
Nourish	$1,818	$1,668		9%	$3,549	$2,976		19%
Health & Biosciences	665	639		4%	1,326	1,065		25%
Scent	580	550		5%	1,165	1,119		4%
Pharma Solutions	244	232		5%	493	394		25%
Consolidated	$3,307	$3,089			$6,533	$5,554
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

SECOND QUARTER 2022 IN COMPARISON TO SECOND QUARTER 2021
Sales
Sales for the second quarter of 2022 increased $218 million, or 7% on a reported basis, to $3.307 billion, compared to $3.089 billion in the prior year period. The increase in sales was driven by price increases across all businesses. On a currency neutral basis, sales in the second quarter of 2022 increased 11% compared to the 2021 period. Exchange rate variations had an unfavorable impact on net sales for the second quarter of 2022 of 4%. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies.
Sales Performance by Segment

	% Change in Sales - Second Quarter 2022 vs. Second Quarter 2021
	Reported	Currency Neutral(1)
Nourish	9%	13%
Health & Biosciences	4%	8%
Scent	5%	9%
Pharma Solutions	5%	10%
Total	7%	11%
_______________________
(1)Currency neutral sales growth is calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
Nourish
Nourish sales in 2022 increased $150 million, or 9% on a reported basis, to $1.818 billion compared to $1.668 billion in the prior year period. On a currency neutral basis, Nourish sales increased 13% in 2022 compared to the prior year period. Performance in the Nourish operating segment was driven by price increases, primarily in the Ingredients and Food Design business units, primarily offset by unfavorable impacts from exchange rate variations.
Health & Biosciences
Health & Biosciences sales in 2022 increased $26 million, or 4% on a reported basis, to $665 million compared to $639 million in the prior year period. On a currency neutral basis, Health & Biosciences sales increased 8% in 2022 compared to the prior year period. Performance in the Health & Biosciences operating segment was primarily driven by $26 million of incremental sales attributable to Health Wright Products, Inc. and price increases across various business units, primarily offset by unfavorable impacts from exchange rate variations.
Scent
Scent sales in 2022 increased $30 million, or 5% on a reported basis, to $580 million, compared to $550 million in the prior year period. On a currency neutral basis, Scent sales increased 9% in 2022 compared to the prior year period. Performance in the Scent operating segment was driven by volume and price increases in both Fragrance Compounds and Fragrance Ingredients, offset by unfavorable impacts from exchange rate variations.
Pharma Solutions
Pharma Solutions sales in 2022 increased $12 million, or 5% on a reported basis, to $244 million compared to $232 million in the prior year period. On a currency neutral basis, Pharma Solutions sales increased 10% in 2022 compared to the prior year period. Performance in the Pharma Solutions operating segment was primarily driven by price increases, primarily offset by unfavorable impacts from exchange rate variations.
Cost of Goods Sold
Cost of goods sold decreased $8 million to $2.171 billion (65.6% of sales) in the second quarter of 2022 compared to $2.179 billion (70.5% of sales) in the second quarter of 2021. Excluding the impact of N&B inventory step-up costs from the prior year period, the increase in cost of goods sold was primarily driven by higher material costs due to higher commodity prices.

Research and Development (R&D) Expenses
R&D expenses decreased $6 million to $158 million (4.8% of sales) in the second quarter of 2022 compared to $164 million (5.3% of sales) in the second quarter of 2021. The decrease was primarily driven by lower Applied R&D expenses, which consisted primarily of lower employee related expenses, including salaries, wages and bonuses, operating expenses for Applied R&D related activities and professional fees, including consulting costs, primarily offset by higher Basic R&D expenses.
Selling and Administrative (S&A) Expenses
S&A expenses increased $44 million to $456 million (13.8% of sales) in the second quarter of 2022 compared to $412 million (13.3% of sales) in the second quarter of 2021. The increase in S&A expenses was driven by higher administrative expenses, which consisted primarily of professional fees, including consulting costs, and higher selling expenses, which consisted primarily of employee related expenses, including salaries, wages and bonuses.
Restructuring and Other Charges
Restructuring and other charges decreased to $7 million in the second quarter of 2022 compared to $24 million in the second quarter of 2021. The decrease was driven by lower severance costs in the second quarter of 2022 (see Note 4 for additional information).
Amortization of Acquisition-Related Intangibles
Amortization expenses decreased to $184 million in the second quarter of 2022 compared to $200 million in the second quarter of 2021. The decrease in amortization expense was primarily driven by the intangible assets of the Microbial Control business unit being classified as “held for sale,” and therefore no longer recognizing amortization expense on those intangible assets (see Notes 3, 5 and 17 for additional information).
Interest Expense
Interest expense remained flat at $77 million between the second quarters of 2022 and 2021 (see Note 7 for additional information). Average cost of debt was 2.6% for the 2022 period compared to 2.9% for the 2021 period.
Other Expense (Income), Net
In the second quarter of 2022, we recognized other expense, net, of $6 million compared to other income, net, of $11 million in the 2021 period. The change of $17 million was primarily due to foreign exchange losses in the second quarter of 2022 compared to foreign exchange gains in the 2021 period.
Income Taxes
The effective tax rate for the three months ended June 30, 2022 was 16.2% compared to 31.8% for the three months ended June 30, 2021. The quarter-over-quarter decrease was primarily due to the release of uncertain tax positions in connection to an audit settlement, a favorable mix of earnings and the impact of a one-time non-cash United Kingdom rate change from the prior year period.
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

	Three Months Ended June 30,
(DOLLARS IN MILLIONS)	2022	2021
Segment Adjusted Operating EBITDA:
Nourish	$365	$324
Health & Biosciences	184	190
Scent	93	117
Pharma Solutions	58	48
Total	700	679
Depreciation & Amortization	(301)	(322)
Interest Expense	(77)	(77)
Other (Expense) Income, net	(6)	11
Acquisition Related Costs	(1)	—
Restructuring and Other Charges	(7)	(24)
Gains on sales of fixed assets	2	—
Impairment of Long-Lived Assets	(120)	—
Business Divestiture Costs	(30)	(5)
Employee Separation Costs	—	(3)
N&B Inventory Step-Up Costs	—	(195)
N&B Transaction Related Costs	—	(2)
Integration Related Costs	(30)	(18)
Income Before Taxes	$130	$44
Segment Adjusted Operating EBITDA margin:
Nourish	20.1%	19.4%
Health & Biosciences	27.7%	29.7%
Scent	16.0%	21.3%
Pharma Solutions	23.8%	20.7%
Consolidated	21.2%	22.0%
Nourish Segment Adjusted Operating EBITDA
Nourish Segment Adjusted Operating EBITDA increased $41 million, or 13% on a reported basis, to $365 million in the second quarter of 2022 (20.1% of segment sales) from $324 million (19.4% of segment sales) in the comparable 2021 period. On a currency neutral basis, Nourish Segment Adjusted Operating EBITDA increased 17% in 2022 compared to the prior year period. The increase was driven by higher prices in the operating segment, primarily offset by unfavorable impacts from exchange rate variations and volume decreases.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA decreased $6 million, or 3% on a reported basis, to $184 million in the second quarter of 2022 (27.7% of segment sales) from $190 million (29.7% of segment sales) in the comparable 2021 period. On a currency neutral basis, Health & Biosciences Segment Adjusted Operating EBITDA decreased 1% in 2022 compared to the prior year period. The decrease was driven by lower volumes, unfavorable impacts from exchange rate variations and unfavorable net pricing in the operating segment.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA decreased $24 million, or 21% on reported basis, to $93 million in the second quarter of 2022 (16.0% of segment sales) from $117 million (21.3% of segment sales) in the comparable 2021 period. On a currency neutral basis, Scent Segment Adjusted Operating EBITDA decreased 17% in 2022 compared to the prior year period. The decrease was driven by unfavorable net pricing and impacts from exchange rate variations in the operating segment, offset by volume increases in both Fragrance Compounds and Fragrance Ingredients.

Pharma Solutions Segment Adjusted Operating EBITDA
Pharma Solutions Segment Adjusted Operating EBITDA increased $10 million, or 21% on a reported basis, to $58 million in the second quarter of 2022 (23.8% of segment sales) from $48 million (20.7% of segment sales) in the comparable 2021 period. On a currency neutral basis, Pharma Solutions Segment Adjusted Operating EBITDA increased 25% in 2022 compared to the prior year period. The increase was driven by favorable prices, offset by unfavorable impacts from exchange rate variations in the operating segment.

FIRST SIX MONTHS 2022 IN COMPARISON TO FIRST SIX MONTHS 2021
Sales
Sales for the first six months of 2022 increased $979 million, or 18% on a reported basis, to $6.533 billion, compared to $5.554 billion in the 2021 period. Sales included approximately $568 million of incremental sales attributable to N&B for the month of January in the 2022 period. In addition, sales performance reflected price and volume increases across all businesses.
Sales Performance by Segment

	% Change in Sales - First Six Months 2022 vs. First Six Months 2021
	Reported	Currency Neutral(1)
Nourish	19%	NMF
Health & Biosciences	25%	NMF
Scent	4%	8%
Pharma Solutions	25%	NMF
Total	18%	NMF
_______________________
(1)Currency neutral sales growth is calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
NMF: Not meaningful
Nourish
Nourish sales in 2022 increased $573 million, or 19% on a reported basis, to $3.549 billion compared to $2.976 billion in the prior year period. Nourish sales included approximately $293 million of incremental sales attributable to N&B for the month of January in the 2022 period. In addition, performance in the Nourish operating segment was driven by price and volume increases, with price increases primarily in the Ingredients, Food Design and Flavors business units and volume increases primarily in the Flavors and Food Design business units.
Health & Biosciences
Health & Biosciences sales in 2022 increased $261 million, or 25% on a reported basis, to $1.326 billion compared to $1.065 billion in the prior year period. Health & Biosciences sales included approximately $202 million of incremental sales attributable to N&B for the month of January in the 2022 period. In addition, performance in the Health & Biosciences operating segment was primarily driven by $26 million of incremental sales attributable to Health Wright Products, Inc. and price and volume increases across various business units.
Scent
Scent sales in 2022 increased $46 million, or 4% on a reported basis, to $1.165 billion, compared to $1.119 billion in the prior year period. On a currency neutral basis, Scent sales increased 8% in 2022 compared to the prior year period. Performance in the Scent operating segment was driven by volume and price increases in both Fragrance Compounds and Fragrance Ingredients, offset by unfavorable impacts from exchange rate variations.
Pharma Solutions
Pharma Solutions sales in 2022 increased $99 million, or 25% on a reported basis, to $493 million compared to $394 million in the prior year period. Pharma Solutions sales included approximately $73 million of incremental sales attributable to N&B for the month of January in the 2022 period. In addition, performance in the Pharma Solutions operating segment was primarily driven by price increases.

Cost of Goods Sold
Cost of goods sold increased $362 million to $4.252 billion (65.1% of sales) in the first six months of 2022 compared to $3.890 billion (70.0% of sales) in the 2021 period. Cost of goods sold included approximately $389 million of incremental costs attributable to N&B for the month of January in the 2022 period. In addition, excluding the impact of N&B for the month of January in the 2022 period and the N&B inventory step-up costs from the prior year period, the increase in cost of goods sold was primarily driven by higher material costs due to higher commodity prices.
Research and Development (R&D) Expenses
R&D expenses increased $8 million to $315 million (4.8% of sales) in the first six months of 2022 compared to $307 million (5.5% of sales) in the 2021 period. R&D expenses included approximately $20 million of incremental expenses attributable to N&B for the month of January in the 2022 period, which consisted primarily of employee related expenses, including salaries, wages and bonuses and operating expenses for R&D related activities. In addition, excluding the impact of N&B for the month of January in the 2022 period, R&D expenses decreased due to lower Applied R&D expenses, which consisted primarily of lower employee related expenses, including salaries, wages and bonuses, operating expenses for Applied R&D related activities and professional fees, including consulting costs, primarily offset by higher Basic R&D expenses.
Selling and Administrative (S&A) Expenses
S&A expenses increased $52 million to $915 million (14.0% of sales) in the first six months of 2022 compared to $863 million (15.5% of sales) in the 2021 period. S&A expenses included approximately $51 million of incremental expenses attributable to N&B for the month of January in the 2022 period, which consisted primarily of employee related expenses, including salaries, wages and bonuses, primarily offset by lower administrative expenses principally due to lower professional fees, including consulting costs.
Restructuring and Other Charges
Restructuring and other charges decreased to $9 million in the first six months of 2022 compared to $28 million in the first six months of 2021. The decrease was primarily driven by lower severance costs incurred in the first six months of 2022 (see Note 4 for additional information).
Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $370 million in the first six months of 2022 compared to $352 million in the 2021 period. Amortization expense included approximately $47 million attributable to N&B for the month of January in the 2022 period related to the intangible assets acquired through the Merger with N&B. Excluding the impact of N&B for the month of January in the 2022 period, the decrease in amortization expense was primarily due to the intangible assets of the Microbial Control business unit being classified as “held for sale,” and therefore no longer recognizing amortization expense on those intangible assets (see Notes 3, 5 and 17 for additional information).
Interest Expense
Interest expense increased to $149 million in the first six months of 2022 compared to $142 million in the 2021 period. Interest expense included approximately $13 million attributable to N&B for the month of January in the 2022 period, which included the impact of the additional debt assumed in the Merger with N&B (see Note 7 for additional information). Average cost of debt was 2.6% for the 2022 period compared to 3.3% for the 2021 period.
Other Expense (Income), Net
In the first six months of 2022, we recognized other income, net, of $10 million compared to $18 million in the comparable 2021 period. The change of $8 million includes approximately $6 million attributable to N&B for the month of January in the 2022 period. In addition, the change, excluding the impact of N&B for the month of January in the 2022 period, was due to foreign exchange losses in the first six months of 2022 compared to foreign exchange gains in the 2021 period.
Income Taxes
The effective tax rate for the six months ended June 30, 2022 was 14.5% compared to 0.0% for the six months ended June 30, 2021. The year-over-year increase was primarily due to the release of uncertain tax positions in connection to an audit settlement, changes in the mix of earnings and a one-time benefit to record a receivable associated with the proceedings of a bi-lateral advance pricing agreement, partially offset by the impact of a one-time non-cash United Kingdom rate change from the prior year period.

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

	Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2022	2021
Segment Adjusted Operating EBITDA:
Nourish	$694	$594
Health & Biosciences	376	318
Scent	209	245
Pharma Solutions	123	91
Total	1,402	1,248
Depreciation & Amortization	(604)	(564)
Interest Expense	(149)	(142)
Other Income, net	10	18
Acquisition Related Costs	(1)	—
Restructuring and Other Charges	(9)	(28)
Gains on sales of fixed assets	2	—
Impairment of Long-Lived Assets	(120)	—
Shareholder Activism Related Costs	(3)	(7)
Business Divestiture Costs	(60)	(5)
Employee Separation Costs	(4)	(6)
Frutarom Acquisition Related Costs	(1)	—
N&B Inventory Step-Up Costs	—	(377)
N&B Transaction Related Costs	—	(91)
Integration Related Costs	(48)	(56)
Income (Loss) Before Taxes	$415	$(10)
Segment Adjusted Operating EBITDA margin:
Nourish	19.6%	20.0%
Health & Biosciences	28.4%	29.9%
Scent	17.9%	21.9%
Pharma Solutions	24.9%	23.1%
Consolidated	21.5%	22.5%
Nourish Segment Adjusted Operating EBITDA
Nourish Segment Adjusted Operating EBITDA increased $100 million, or 17% on a reported basis, to $694 million in the first six months of 2022 (19.6% of segment sales) from $594 million (20.0% of segment sales) in the comparable 2021 period. Nourish Segment Adjusted Operating EBITDA included approximately $65 million attributable to N&B for the month of January in the 2022 period. In addition, the increase in Nourish Segment Adjusted Operating EBITDA, excluding the impact of N&B for the month of January in the 2022 period, was driven by price increases. The decrease in Nourish Segment Adjusted Operating EBITDA margin, as a percentage of sales, excluding the impact of N&B for the month of January in the 2022 period, was due to unfavorable net pricing as a result of higher commodity prices.

Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA increased $58 million, or 18% on a reported basis, to $376 million in the first six months of 2022 (28.4% of segment sales) from $318 million (29.9% of segment sales) in the comparable 2021 period. Health & Biosciences Segment Adjusted Operating EBITDA included approximately $60 million attributable to N&B for the month of January in the 2022 period. The decrease in Health & Biosciences Segment Adjusted Operating EBITDA margin, as a percentage of sales, excluding the impact of N&B for the month of January in the 2022 period, was due to unfavorable net pricing as a result of higher commodity prices.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA decreased $36 million, or 15% on a reported basis, to $209 million in the first six months of 2022 (17.9% of segment sales) from $245 million (21.9% of segment sales) in the comparable 2021 period. On a currency neutral basis, Scent Segment Adjusted Operating EBITDA decreased 9% in 2022 compared to the prior year period. The decrease was driven by unfavorable net pricing and impacts from exchange rate variations in the operating segment, offset by volume increases in both Fragrance Compounds and Fragrance Ingredients.
Pharma Solutions Segment Adjusted Operating EBITDA
Pharma Solutions Segment Adjusted Operating EBITDA increased $32 million, or 35% on a reported basis, to $123 million in the first six months of 2022 (24.9% of segment sales) from $91 million (23.1% of segment sales) in the comparable 2021 period. Pharma Solutions Segment Adjusted Operating EBITDA included approximately $12 million attributable to N&B for the month of January in the 2022 period. In addition, the increase in Pharma Solutions Segment Adjusted Operating EBITDA, excluding the impact of N&B for the month of January in the 2022 period, was primarily driven by price increases.

Liquidity
Cash and Cash Equivalents
We had cash and cash equivalents of $569 million at June 30, 2022 compared to $711 million at December 31, 2021 and of this balance, a portion was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate cash from our non-U.S. subsidiaries to fund financial obligations in the U.S. As we repatriate these funds to the U.S. we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of June 30, 2022, we had a deferred tax liability of approximately $92 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
Cash Flows (Used In) Provided By Operating Activities
Cash flows used in operating activities for the six months ended June 30, 2022 was $100 million, or (1.5)% of sales, compared to cash provided by operating activities of $698 million, or 12.6% of sales, for the six months ended June 30, 2021. The decrease in cash flows from operating activities during 2022 was primarily driven by changes related to inventories, accounts receivables, accounts payable, accrued expenses and accrual for incentive compensation, largely offset by higher cash earnings excluding the impact of non-cash adjustments.
Working capital (current assets less current liabilities) totaled $3.010 billion and $3.354 billion at June 30, 2022 and December 31, 2021, respectively.
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
The impact on cash flows from operating activities from participating in these programs decreased approximately $59 million and increased approximately $46 million for the six months ended June 30, 2022 and 2021, respectively. The cost of participating in these programs was approximately $2 million for the three months ended June 30, 2022 and 2021, and $3 million for the six months ended June 30, 2022 and 2021.

Cash Flows (Used In) Provided By Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2022 was $346 million compared to $30 million provided by investing activities in the prior year period. The decrease in cash flows from investing activities was primarily driven by the change in cash provided by the Merger with N&B in the current year period, which was related to a pension true-up payment received from DuPont and cash paid for acquisitions, net of cash received. Additionally, the decrease was due to higher spending on property, plant and equipment in the current year period.
We have evaluated and re-prioritized our capital projects and expect that capital spending in 2022 will be approximately 5.0% of sales (net of potential grants and other reimbursements from government authorities), up from 3.4% in 2021.
Cash Flows Provided By (Used In) Financing Activities
Cash flows provided by financing activities for the six months ended June 30, 2022 was $377 million compared to $427 million used in financing activities in the prior year period. The increase in cash flows from financing activities was primarily driven by higher proceeds from issuance of commercial paper, net of repayments, increase in borrowings of short-term debt compared to repayments of short-term debt from the prior year period, less repayments of long-term debt and less contingent considerations paid, largely offset by higher cash dividend payments and higher purchases of redeemable noncontrolling interest and noncontrolling interest.
We paid dividends totaling $402 million in the 2022 period. We declared a cash dividend per share of $0.79 in the second quarter of 2022 that was paid on July 6, 2022 to all shareholders of record as of June 24, 2022.
Our capital allocation strategy seeks to maintain our investment grade rating while investing in the business and continuing to pay dividends and repaying debt. We make capital investments in our businesses to support our operational needs and strategic long-term plans. We are committed to maintaining our history of paying a dividend to investors which is determined by our Board of Directors at its discretion based on various factors.
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
Amended Revolving Credit Facility and Term Loans
As of June 30, 2022, we had $350 million outstanding borrowings under our $2.000 billion Amended Revolving Credit Facility.
The amount that we are able to draw down under the Amended Revolving Credit Facility is limited by financial covenants as described in more detail below. As of June 30, 2022, our draw down capacity was $317 million under the Amended Revolving Credit Facility.
Refer to Note 7 and Note 18 of this Form 10-Q and Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 9 of our 2021 Form 10-K, filed on February 28, 2022, for additional information.
Debt Covenants
At June 30, 2022, we were in compliance with all financial and other covenants, including the net debt to credit adjusted EBITDA ratio. At June 30, 2022, our net debt to credit adjusted EBITDA(1) ratio was 4.38 to 1.0 as defined by the credit facility agreements, which is below the financial covenants of existing outstanding debt.
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

(DOLLARS IN MILLIONS)	Twelve Months Ended June 30, 2022
Net income	$635
Interest expense	296
Income taxes	135
Depreciation and amortization	1,196
Specified items(1)	346
Non-cash items(2)	36
Credit Adjusted EBITDA	$2,644
_______________________
(1)Specified items for the 12 months ended June 30, 2022 of $346 million consisted of acquisition related costs, restructuring and other charges, impairment of long-lived assets, shareholder activism related costs, business divestiture costs, employee separation costs, pension income adjustment, pension settlement, Frutarom acquisition related costs, N&B inventory step-up costs and integration related costs.
(2)Non-cash items represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statements of Cash Flows, including gains on disposal of assets, gains on business disposal and stock-based compensation.

(DOLLARS IN MILLIONS)	June 30, 2022
Total debt(1)	$12,150
Adjustments:
Cash and cash equivalents	569
Net debt	$11,581
_______________________
(1)Total debt used for the calculation of net debt consists of short-term debt, long-term debt, short-term finance lease obligations and long-term finance lease obligations.
Senior Notes
As of June 30, 2022, we had $9.617 billion aggregate principal amount outstanding in senior unsecured notes, with $1.367 billion principal amount denominated in EUR and $8.250 billion principal amount denominated in USD, which includes the N&B Senior Notes assumed as a result of the Merger. The notes bear interest ranging from 0.69% per year to 5.12% per year, with maturities from September 2022 to December 1, 2050. See Note 7 for additional information.
Contractual Obligations
We expect to contribute a total of $5 million to our U.S. pension plans and a total of $33 million to our non-U.S. pension plans during 2022. During the six months ended June 30, 2022, there were no contributions made to the qualified U.S. pension plans, $15 million of contributions were made to the non-U.S. pension plans, and $2 million of benefit payments were made with respect to our non-qualified U.S. pension plan. We also expect to contribute $4 million to our postretirement benefits other than pension plans during 2022. During the six months ended June 30, 2022, $1 million of contributions were made to postretirement benefits other than pension plans.
As discussed in Note 15 to the Consolidated Financial Statements, at June 30, 2022, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances, these arrangements are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.

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
Adjusted operating EBITDA and adjusted operating EBITDA margin exclude depreciation and amortization expense, interest expense, other (expense) income, net, restructuring and other charges and certain non-recurring items such as acquisition related costs, gains on sale of assets, impairment of long-lived assets, shareholder activism related costs, business divestiture costs, employee separation costs, Frutarom acquisition related costs, N&B inventory step-up costs, N&B transaction related costs and integration related costs.
Net debt to credit adjusted EBITDA is the leverage ratio used in our credit agreement and defined as net debt divided by credit adjusted EBITDA. However, as credit adjusted EBITDA for these purposes was calculated in accordance with the provisions of the credit agreement, it may differ from the calculation used for adjusted operating EBITDA.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
Statements in this Form 10-Q, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations including those concerning (i) the impacts of COVID-19 and our plans to respond to its implications; (ii) the expected impact of global supply chain challenges; (iii) expectations regarding sales and profit for the fiscal year 2022, including the impact of foreign exchange, pricing actions, raw materials, and sourcing, logistics and manufacturing costs; (iv) expectations of the impact of inflationary pressures and the pricing actions to offset exposure to such impacts; (v) the impact of high input costs, including commodities, raw materials, transportation and energy; (vi) our ability to drive cost discipline measures and the ability to recover margin to pre-inflation levels; (vii) the divestiture of our Microbial Control business and the progress of our portfolio optimization strategy, through non-core business divestitures and acquisitions, such as the Health Wright acquisition; (viii) our combination with N&B, including the expected benefits and synergies of the N&B Transaction and future opportunities for the combined company; (ix) the success of our integration efforts and ability to deliver on our synergy commitments as well as future opportunities for the combined company; (x) the growth potential of the markets in which we operate, including the emerging markets, (xi) expected capital expenditures in 2022; (xii) the expected costs and benefits of our ongoing optimization of our manufacturing operations, including the expected number of closings; (xiii) expected cash flow and availability of capital resources to fund our operations and meet our debt service requirements; (xiv) our ability to innovate and execute on specific consumer trends and demands; and (xv) our ability to continue to generate value for, and return cash to, our shareholders. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “intend”, “outlook”, “may”, “estimate”, “should”, “predict” and similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:
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
•the impact of the phase out of the London Interbank Offered Rate (“LIBOR”) on interest expense; and

•risks associated with our CEO transition, including the impact of employee hiring and retention.
The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I, Item 1A, “Risk Factors,” of the 2021 Form 10-K for additional information regarding factors that could affect our results of operations, financial condition and liquidity.
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
We use derivative instruments as part of our interest rate risk management strategy. We have entered into certain cross currency swap agreements in order to mitigate a portion of our net European investments from foreign currency risk. As of June 30, 2022, these swaps were in a net asset position with an aggregate fair value of $57 million. Based on a hypothetical decrease or increase of 10% in the value of the U.S. dollar against the Euro, the estimated fair value of our cross currency swaps would change by approximately $160 million.

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
(b) Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
For information that updates the disclosures set forth under Part I, Item 3. “Legal Proceedings” in our 2021 Annual Report on Form 10-K (the “2021 Form 10-K”), refer to Note 15 to the “Consolidated Financial Statements” in this Form 10-Q.

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

Dated:	August 8, 2022	By:	/s/ Frank Clyburn
Frank Clyburn
Chief Executive Officer and Director (Principal Executive Officer)

Dated:	August 8, 2022	By:	/s/ Glenn Richter
Glenn Richter
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated:	August 8, 2022	By:	/s/ Marc Birenkrant
Marc Birenkrant
Vice President, Interim Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)