Form 10-Q
period 2022-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2022-11-07
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No  ☑
Number of shares of common stock outstanding as of October 31, 2022: 254,962,253

INTERNATIONAL FLAVORS & FRAGRANCES INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(DOLLARS IN MILLIONS)	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$538	$711
Restricted cash	10	4
Trade receivables (net of allowances of $57 and $46, respectively)	2,031	1,906
Inventories: Raw materials	1,092	854
Work in process	403	287
Finished goods	1,627	1,375
Total Inventories	3,122	2,516
Assets held for sale	—	1,122
Prepaid expenses and other current assets	793	728
Total Current Assets	6,494	6,987
Property, plant and equipment, at cost	6,033	6,161
Accumulated depreciation	(1,978)	(1,793)
Property, plant and equipment, net	4,055	4,368
Goodwill	13,305	16,414
Other intangible assets, net	9,386	10,506
Operating lease right-of-use assets	634	767
Other assets	663	616
Total Assets	$34,537	$39,658
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings, overdrafts, and current portion of long-term debt	$308	$308
Commercial paper	204	324
Accounts payable	1,527	1,532
Accrued payroll and bonus	253	335
Dividends payable	206	201
Liabilities held for sale	—	101
Other current liabilities	1,128	832
Total Current Liabilities	3,626	3,633
Other Liabilities:
Long-term debt	10,260	10,768
Retirement liabilities	354	385
Deferred income taxes	2,280	2,518
Operating lease liabilities	556	670
Other liabilities	472	462
Total Other Liabilities	13,922	14,803
Commitments and Contingencies (Note 16)
Redeemable noncontrolling interests	68	105
Shareholders’ Equity:
Common stock $0.125 par value; 500,000,000 shares authorized; 275,726,629 shares issued as of September 30, 2022 and 275,726,629 shares issued as of December 31, 2021; and 254,949,630 and 254,573,984 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	35	35
Capital in excess of par value	19,832	19,826
Retained earnings	1,186	3,641
Accumulated other comprehensive loss	(3,187)	(1,423)
Treasury stock, at cost (20,776,999 and 21,152,645 shares as of September 30, 2022 and December 31, 2021, respectively)	(979)	(997)
Total Shareholders’ Equity	16,887	21,082
Noncontrolling interest	34	35
Total Shareholders’ Equity including Noncontrolling interest	16,921	21,117
Total Liabilities and Shareholders’ Equity	$34,537	$39,658
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
Consolidated Statements of (Loss) Income and Comprehensive Loss
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2022	2021	2022	2021
Net sales	$3,063	$3,071	$9,596	$8,625
Cost of goods sold	2,062	1,981	6,314	5,871
Gross profit	1,001	1,090	3,282	2,754
Research and development expenses	145	156	460	463
Selling and administrative expenses	413	436	1,328	1,299
Amortization of acquisition-related intangibles	182	195	552	547
Impairment of goodwill	2,250	—	2,250	—
Impairment of long-lived assets	—	—	120	—
Restructuring and other charges	(4)	6	5	34
Gains on sales of fixed assets	—	(1)	(2)	(1)
Operating (loss) profit	(1,985)	298	(1,431)	412
Interest expense	83	74	232	216
Other income, net	(33)	(26)	(43)	(44)
(Loss) Income before taxes	(2,035)	250	(1,620)	240
Provision for income taxes	160	53	220	53
Net (loss) income	(2,195)	197	(1,840)	187
Net income attributable to noncontrolling interests	2	3	6	7
Net (loss) income attributable to IFF shareholders	$(2,197)	$194	$(1,846)	$180

Net (loss) income per share - basic	$(8.60)	$0.76	$(7.22)	$0.75
Net (loss) income per share - diluted	$(8.60)	$0.76	$(7.22)	$0.75
Average number of shares outstanding - basic	255	254	255	239
Average number of shares outstanding - diluted	255	255	255	239

Statements of Comprehensive Loss
Net (loss) income	$(2,195)	$197	$(1,840)	$187
Other comprehensive loss, after tax:
Foreign currency translation adjustments	(982)	(339)	(1,770)	(493)
Gains on derivatives qualifying as hedges	—	1	—	7
Pension and postretirement liability adjustment	5	(8)	6	4
Other comprehensive loss	(977)	(346)	(1,764)	(482)
Comprehensive loss	(3,172)	(149)	(3,604)	(295)
Net income attributable to noncontrolling interests	2	3	6	7
Comprehensive loss attributable to IFF shareholders	$(3,174)	$(152)	$(3,610)	$(302)

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2022	2021
Cash flows from operating activities:
Net (loss) income	$(1,840)	$187
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	897	861
Deferred income taxes	(222)	(148)
Gains on sales of fixed assets	(2)	(1)
Gain on business divestiture	(14)	—
Stock-based compensation	37	44
Pension contributions	(25)	(21)
Amortization of inventory step-up	—	363
Impairment of goodwill	2,250	—
Impairment of long-lived assets	120	—
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(309)	(214)
Inventories	(808)	(230)
Accounts payable	111	256
Accruals for incentive compensation	(56)	43
Other current payables and accrued expenses	202	99
Other assets/liabilities, net	(152)	(113)
Net cash provided by operating activities	189	1,126
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(110)	—
Additions to property, plant and equipment	(344)	(242)
Additions to intangible assets	(2)	(4)
Proceeds from disposal of assets	1	13
Cash provided by the Merger with N&B	11	193
Proceeds from unwinding of derivative instruments	173	—
Net proceeds received from business divestiture	1,158	115
Net cash provided by investing activities	887	75
Cash flows from financing activities:
Cash dividends paid to shareholders	(604)	(466)
Increase (decrease) in revolving credit facility and short-term borrowings	2	(105)
Proceeds from issuance of commercial paper (maturities after three months)	160	—
Repayments of commercial paper (maturities after three months)	(235)	—
Net (repayments) borrowings of commercial paper (maturities less than three months)	(52)	200
Repayments of long-term debt	(300)	(628)
Proceeds from issuance of long-term debt	—	3
Contingent consideration paid	—	(14)
Purchases of redeemable noncontrolling interest	(39)	—
Purchases of noncontrolling interest	(6)	—
Proceeds from issuance of stock in connection with stock options	7	8
Employee withholding taxes paid	(20)	(20)
Net cash used in financing activities	(1,087)	(1,022)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(150)	(44)
Net change in cash, cash equivalents and restricted cash	(161)	135
Cash, cash equivalents and restricted cash at beginning of year	716	660
Cash, cash equivalents and restricted cash at end of period	$555	$795
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$199	$216
Income taxes paid	276	198
Accrued capital expenditures	93	44
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at June 30, 2021	270,266,598	$34	$19,800	$3,759	$(834)	(21,216,057)	$(998)	$39	$21,800
Net income				194				2	196
Cumulative translation adjustment					(339)				(339)
Gains on derivatives qualifying as hedges; net of tax of $0					1				1
Pension liability and postretirement adjustment; net of tax of $0					(8)				(8)
Cash dividends declared ($0.79 per share)				(201)					(201)
Stock options/SSARs			—			25,063	1		1
Vested restricted stock units and awards			2			6,864	(1)		1
Stock-based compensation			17						17
Impact of N&B Merger	—	—	—					8	8
Conversion of tangible equity units	5,460,031	1	(1)						—
Redeemable NCI			(1)						(1)
Dividends paid on noncontrolling interest and Other				—				(2)	(2)
Balance at September 30, 2021	275,726,629	$35	$19,817	$3,752	$(1,180)	(21,184,130)	$(998)	$47	$21,473

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at June 30, 2022	275,726,629	$35	$19,826	$3,589	$(2,210)	(20,781,898)	$(980)	$33	$20,293
Net loss				(2,197)				1	(2,196)
Cumulative translation adjustment					(982)				(982)
Pension liability and postretirement adjustment; net of tax of $(1)					5				5
Cash dividends declared ($0.81 per share)				(206)					(206)
Stock options/SSARs			1			1,551	—		1
Vested restricted stock units and awards			(1)			3,348	1		—
Stock-based compensation			12						12
Redeemable NCI			(6)						(6)
Balance at September 30, 2022	275,726,629	$35	$19,832	$1,186	$(3,187)	(20,776,999)	$(979)	$34	$16,921

See Notes to Consolidated Financial Statements

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2021	128,526,137	$16	$3,853	$4,156	$(698)	(21,588,147)	$(1,017)	$12	$6,322
Net income				180				3	183
Cumulative translation adjustment					(493)				(493)
Gains on derivatives qualifying as hedges; net of tax of $1					7				7
Pension liability and postretirement adjustment; net of tax of $(1)					4				4
Cash dividends declared ($2.33 per share)				(584)					(584)
Stock options/SSARs			2			139,698	7		9
Vested restricted stock units and awards			(16)			264,319	12		(4)
Stock-based compensation			44						44
Impact of N&B Merger	141,740,461	18	15,936					34	15,988
Conversion of tangible equity units	5,460,031	1	(1)						—
Redeemable NCI			(1)						(1)
Dividends paid on noncontrolling interest and Other								(2)	(2)
Balance at September 30, 2021	275,726,629	$35	$19,817	$3,752	$(1,180)	(21,184,130)	$(998)	$47	$21,473

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2022	275,726,629	$35	$19,826	$3,641	$(1,423)	(21,152,645)	$(997)	$35	$21,117
Net loss				(1,846)				3	(1,843)
Cumulative translation adjustment					(1,770)				(1,770)
Pension liability and postretirement adjustment; net of tax of $(2)					6				6
Cash dividends declared ($2.39 per share)				(609)					(609)
Stock options/SSARs			11			85,728	4		15
Vested restricted stock units and awards			(39)			289,918	14		(25)
Stock-based compensation			37						37
Purchase of NCI			1					(6)	(5)
Redeemable NCI			(4)						(4)
Dividends paid on noncontrolling interest and Other								2	2
Balance at September 30, 2022	275,726,629	$35	$19,832	$1,186	$(3,187)	(20,776,999)	$(979)	$34	$16,921
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
On February 1, 2021 (the “Closing Date”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), the Company completed the combination (the “Merger”) of IFF and DuPont de Nemours, Inc (“DuPont”) nutrition and biosciences business (the “N&B Business”), which had been transferred to Nutrition and Biosciences, Inc., a Delaware corporation and wholly owned subsidiary of DuPont (“N&B”) in a Reverse Morris Trust transaction. See Note 3 for additional information. As a result, the Company’s Consolidated Financial Statements for the three and nine months ended September 30, 2022 reflect the results of N&B for the full three and nine months in the period ended September 30, 2022, respectively, whereas the three and nine months ended September 30, 2021 reflect three and eight months of results of N&B in the period ended September 30, 2021, respectively.
Reporting Periods
The Company uses a calendar year of the twelve-month period from January 1 to December 31.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The inputs into the Company’s judgments and estimates take into account the current economic implications of the novel coronavirus (“COVID-19”), the recent events in Russia and Ukraine, and the ongoing adverse macroeconomic impacts on our critical and significant accounting estimates, including estimates associated with future cash flows that are used in assessing the risk of impairment of certain assets. Actual results could differ from those estimates.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash reported in the Company’s balance sheet as of September 30, 2022, December 31, 2021, September 30, 2021 and December 31, 2020 were as follows:

(DOLLARS IN MILLIONS)	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
Current assets
Cash and cash equivalents	$538	$711	$672	$650
Restricted cash	10	4	122	7
Noncurrent assets
Restricted cash included in Other assets	7	1	1	3
Cash, cash equivalents and restricted cash	$555	$716	$795	$660

Accounts Receivable
The Company has various factoring agreements in the U.S. and The Netherlands under which it can factor up to approximately $250 million in receivables. In addition, the Company has factoring agreements sponsored by certain customers. Under all of the arrangements, the Company sells the receivables on a non-recourse basis to unrelated financial institutions and accounts for the transactions as a sale of receivables. The applicable receivables are removed from the Company’s Consolidated Balance Sheets when the cash proceeds are received by the Company.
The impact on cash flows from operating activities from participating in these programs was a decrease of approximately $24 million for the nine months ended September 30, 2022 and an increase of approximately $40 million for the nine months ended September 30, 2021. The cost of participating in these programs was approximately $3 million and $2 million for the three months ended September 30, 2022 and 2021, respectively, and was approximately $6 million and $5 million for the nine months ended September 30, 2022 and 2021, respectively.
Revenue Recognition
The Company recognizes revenue when control of the promised goods is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods. Sales, value added, and other taxes the Company collects are excluded from revenues. The Company receives payment in accordance with standard customer terms. See Note 12 for further details on revenues disaggregated by segment.
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
As of September 30, 2022 and December 31, 2021, the Company’s gross accounts receivable was $2.088 billion and $1.952 billion, respectively. The Company’s contract assets and contract liabilities as of September 30, 2022 and December 31, 2021 were not material.

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
The Company also considers current and future economic conditions in the determination of the allowance. At September 30, 2022, the Company reported $2.031 billion of trade receivables, net of allowances of $57 million. Based on the aging analysis as of September 30, 2022, approximately 1% of the Company’s accounts receivable were past due by over 365 days based on the payment terms of the invoice.
The following is a rollforward of the Company’s allowances for bad debts for the nine months ended September 30, 2022:

(DOLLARS IN MILLIONS)	Allowances for Bad Debts
Balance at December 31, 2021	$46
Bad debt expense(1)	17
Foreign exchange	(6)
Balance at September 30, 2022	$57
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
The Company tests goodwill for impairment at the reporting unit level as of November 30 every year, or more frequently if events or changes in circumstances indicate the asset might be impaired. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded.
The Company identifies its reporting units by assessing whether the components of its reporting segments constitute businesses for which discrete financial information is available and management of each reporting unit regularly reviews the operating results of those components. The Company has identified six reporting units under the Nourish, Health & Biosciences, Scent and Pharma Solutions segments: (1) Nourish, (2) Fragrance Compounds, (3) Fragrance Ingredients, (4) Cosmetic Actives, (5) Health & Biosciences and (6) Pharma Solutions. These reporting units were determined based on the level at which the performance is measured and reviewed by segment management. In cases where the components of an operating segment have similar economic characteristics; they are aggregated into a single reporting unit.
The Company determined that the carrying value of the Health & Biosciences reporting unit exceeded its fair value and recorded a goodwill impairment charge of $2.250 billion in the Consolidated Statements of (Loss) Income and Comprehensive Loss for the three and nine months ended September 30, 2022 (see Note 6 for additional information).
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
As a result of this assessment, the Company recognized an impairment charge of $120 million in the Consolidated Statements of (Loss) Income and Comprehensive Loss during the second quarter of 2022, which was allocated on a pro rata basis to intangible assets and property, plant and equipment within the asset group in the amounts of approximately $92 million and $28 million, respectively.
Allowances for Bad Debts
As indicated above, through the nine months ended September 30, 2022, the Company also recorded a charge of approximately $11 million related to expected credit losses on receivables from customers located in Russia and Ukraine (for export and domestic sales) due to recent events in those countries. The Company will continue to evaluate its credit exposure related to Russia and Ukraine.

Recent Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” The ASU requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This guidance is effective for all entities for annual periods beginning after December 15, 2021 and early adoption is permitted. The Company is currently evaluating the impact of this guidance, but does not expect this guidance to have a material impact on its Consolidated Financial Statements.
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

NOTE 2. NET (LOSS) INCOME PER SHARE
A reconciliation of the shares used in the computation of basic and diluted net (loss) income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2022	2021	2022	2021
Net (Loss) Income
Net (loss) income attributable to IFF shareholders	$(2,197)	$194	$(1,846)	$180
Adjustment related to (increase) decrease in redemption value of redeemable noncontrolling interests in excess of earnings allocated	1	(1)	3	(1)
Net (loss) income available to IFF shareholders	$(2,196)	$193	$(1,843)	$179
Shares
Weighted average common shares outstanding (basic)(1)	255	254	255	239
Adjustment for assumed dilution(2):
Stock options and restricted stock awards	—	1	—	—
Weighted average shares assuming dilution (diluted)	255	255	255	239

Net (Loss) Income per Share
Net (loss) income per share - basic(3)	$(8.60)	$0.76	$(7.22)	$0.75
Net (loss) income per share - diluted(3)	(8.60)	0.76	(7.22)	0.75
_______________________
(1)On September 15, 2021, additional shares of IFF’s common stock were issued in settlement of the stock purchase contract (“SPC”) portion of the tangible equity units (“TEUs”). See below for additional information.
(2)Effect of dilutive securities includes dilution under stock plans and incremental impact of TEUs. See below for additional information.
(3)For the three and nine months ended September 30, 2022, the basic and diluted net loss per share cannot be recalculated based on the information presented in the table above due to rounding.
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

The Company declared a quarterly dividend to its shareholders of $0.81 and $0.79 per share for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, the Company declared quarterly dividends to its shareholders totaling $2.39 and $2.33, respectively.
There were approximately 0.3 million and 0.4 million potentially dilutive securities excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2022, respectively, because there was a net loss attributable to IFF for the periods and, as such, the inclusion of these securities would have been anti-dilutive.
For the three and nine months ended September 30, 2022, there were approximately 0.3 million stock options or stock-settled appreciation rights (“SSARs”) that had an anti-dilutive effect and therefore were excluded from the computation of diluted net loss per share. There were no stock options or SSARs excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2021.
The Company issued 16,500,000 TEUs, consisting of a prepaid SPC and a senior amortizing note, for net proceeds of $800 million on September 17, 2018. On September 14, 2021, the Company notified holders of the TEUs that the final settlement rate in respect of each SPC was 0.330911 shares of IFF’s common stock. On September 15, 2021, 5,460,031 shares of IFF's common stock were issued in settlement of the SPCs. The SPC conversion factor is based on the 20 day volume-weighted average price (“VWAP”) per share of the Company’s common stock. For purposes of calculating basic and diluted net income per share, the settlement rate of 0.330911 shares per SPC, the final settlement rate, on September 30, 2021 was used.
The Company has issued shares of purchased restricted common stock units (“PRSUs”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method.
The Company did not present the two-class method since there was no difference between basic net (loss) income per share for both unrestricted common shareholders and PRSU shareholders for the three and nine months ended September 30, 2022 and 2021. There was no difference between diluted net loss per share for both unrestricted common shareholders and PRSU shareholders for the three and nine months ended September 30, 2022. The difference between diluted net income per share for both unrestricted common shareholders and PRSU shareholders for the three and nine months ended September 30, 2021 was less than $0.01 per share. In addition, the number of PRSUs outstanding as of September 30, 2022 and 2021 was not material. Net loss allocated to such PRSUs was not material for the three and nine months ended September 30, 2022 and net income allocated to such PRSUs was not material for the three and nine months ended September 30, 2021.

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
The unaudited pro forma results for the nine months ended September 30, 2021 were as follows:

(DOLLARS IN MILLIONS)	Nine Months Ended September 30, 2021
Unaudited pro forma net sales	$9,132
Unaudited pro forma net income attributable to the Company	593
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
NOTE 4.    RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges primarily consist of separation costs for employees including severance, outplacement and other employee benefit costs (“Severance”), charges related to the write-down of fixed assets of plants to be closed (“Fixed asset write-down”) and all other related restructuring (“Other”) costs. All restructuring and other charges are separately stated on the Consolidated Statements of (Loss) Income and Comprehensive Loss.
Frutarom Integration Initiative
In connection with the acquisition of Frutarom, the Company has been executing an integration plan that, among other initiatives, seeks to optimize its manufacturing network (the “Frutarom Integration Initiative”). As part of the Frutarom Integration Initiative, the Company expects to close approximately 30 manufacturing sites with all closures targeted to occur by 2023. Since the inception of the initiative through September 30, 2022, the Company has closed 22 sites and expensed total costs of approximately $38 million. Total costs for the program are expected to be approximately $42 million including cash and non-cash items.
2019 Severance Program
During the year ended December 31, 2019, the Company incurred severance charges related to approximately 190 headcount reductions, excluding those previously mentioned under the Frutarom Integration Initiative. The headcount reductions primarily related to the Scent business unit with additional amounts related to headcount reductions in all business units associated with the establishment of a new shared service center in Europe. Since the program’s inception, the Company has expensed approximately $15 million. As of September 30, 2022, the program is complete.
N&B Merger Restructuring Liability
For the nine months ended September 30, 2022, the Company incurred approximately $9 million of charges primarily related to severance. Since the inception of the restructuring activities, there have been approximately 220 headcount reductions and the Company has expensed approximately $39 million.

Changes in Restructuring Liabilities
Changes in restructuring liabilities during the nine months ended September 30, 2022 were as follows:

(DOLLARS IN MILLIONS)	Balance at December 31, 2021	Additional Charges (Reversals), Net	Non-Cash Charges	Cash Payments	Balance at September 30, 2022
Frutarom Integration Initiative
Severance	$5	$(1)	$—	$—	$4
Fixed asset write down	—	2	(2)	—	—
Other	3	—	—	(1)	2
2019 Severance Program
Severance	5	(5)	—	—	—
Other Restructuring Charges
Severance	1	—	—	—	1
N&B Merger Restructuring Liability
Severance	15	5	—	(12)	8
Other	—	4	—	(4)	—
Total restructuring and other charges	$29	$5	$(2)	$(17)	$15
Restructuring liabilities are presented in “Other current liabilities” on the Consolidated Balance Sheets.
Charges by Segment
The following table summarizes the total amount of costs incurred in connection with these restructuring programs and activities by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2022	2021	2022	2021
Nourish	$—	$5	$3	$25
Health & Biosciences	1	1	2	5
Scent	(5)	—	—	3
Pharma Solutions	—	—	—	1
Total Restructuring and other charges	$(4)	$6	$5	$34

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of the following amounts:

(DOLLARS IN MILLIONS)	September 30, 2022	December 31, 2021
Asset Type
Land	$202	$223
Buildings and improvements	1,704	1,764
Machinery and equipment	3,303	3,442
Information technology	297	271
Construction in process	527	461
Total Property, Plant and Equipment	6,033	6,161
Accumulated depreciation	(1,978)	(1,793)
Total Property, Plant and Equipment, Net	$4,055	$4,368
Depreciation expense was $111 million and $102 million for the three months ended September 30, 2022 and 2021, respectively, and $345 million and $314 million for the nine months ended September 30, 2022 and 2021, respectively.
As discussed in Note 1, an impairment charge of approximately $28 million was recorded in connection with property, plant and equipment, primarily buildings and improvements, of an asset group that operates primarily in Russia.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill attributable to each reportable segment for the nine months ended September 30, 2022 were as follows:

(DOLLARS IN MILLIONS)	Nourish	Health & Biosciences	Scent	Pharma Solutions	Total
Balance at December 31, 2021	$6,555	$6,749	$1,828	$1,282	$16,414
Acquisitions	—	45	—	—	45
Impairment	—	(2,250)	—	—	(2,250)
Foreign exchange	(386)	(340)	(84)	(94)	(904)
Balance at September 30, 2022	$6,169	$4,204	$1,744	$1,188	$13,305
Impairment of Goodwill
For the third quarter of 2022, the Company determined that goodwill impairment triggering events occurred for its Nourish, Health & Biosciences and Pharma Solutions reporting units, which required it to complete an interim impairment assessment. The primary indicators that were deemed to be triggering events in the quarter for the reporting units were declines in the Company's projections across various reporting units and ongoing adverse macroeconomic impacts such as inflation, increases in interest rates and unfavorable effects from exchange rates.
As a result of the triggering events, the Company assessed the fair value of the reporting units using an income approach. Under the income approach, the Company determines the fair value by using a discounted cash flow method at a rate of return that reflects the relative risk of the projected future cash flows of each reporting unit, as well as a terminal value. The Company uses the most current actual and forecasted operating data available. Key estimates and assumptions used in these valuations include revenue growth rates, gross margins, EBITDA margins, terminal growth rates and discount rates.
In performing the quantitative impairment test, the Company determined that the fair value of the Nourish and Pharma Solutions reporting units exceeded its carrying value, and determined that there was no impairment of goodwill relating to these reporting units. The Pharma Solutions reporting unit had excess fair value over carrying value of less than 10%. The Company determined that the carrying value of the Health & Biosciences reporting unit exceeded its fair value and recorded a goodwill impairment charge of $2.250 billion in the Consolidated Statements of (Loss) Income and Comprehensive Loss for the three and nine months ended September 30, 2022.
While management believes that the assumptions used in the impairment test were reasonable, changes in key assumptions, including, lower revenue growth, lower gross margin, lower EBITDA margin, lower terminal growth rates or increasing discount rates could result in a future impairment and the Company may be required to write-off the remainder of, or a portion of, the remaining goodwill. Such charge could have a material effect on the Consolidated Statements of Operations and Balance Sheets. These estimates and assumptions are considered Level 3 inputs under the fair value hierarchy.

Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	September 30,	December 31,
(DOLLARS IN MILLIONS)	2022	2021
Asset Type
Customer relationships	$8,512	$8,935
Technological know-how	2,359	2,494
Trade names & patents	384	411
Other	48	50
Total carrying value	11,303	11,890
Accumulated Amortization
Customer relationships	(1,227)	(887)
Technological know-how	(546)	(388)
Trade names & patents	(94)	(68)
Other	(50)	(41)
Total accumulated amortization	(1,917)	(1,384)
Other intangible assets, net	$9,386	$10,506

Impairment of Intangible Assets
As discussed in Note 1, an impairment charge of approximately $92 million was recorded in connection with intangible assets, primarily customer relationships and technological know-how, of an asset group that operates primarily in Russia.
Amortization
Amortization expense was $182 million and $195 million for the three months ended September 30, 2022 and 2021, respectively, and $552 million and $547 million for the nine months ended September 30, 2022 and 2021, respectively.
Amortization expense for the next five years is expected to be as follows:

(DOLLARS IN MILLIONS)	2022	2023	2024	2025	2026
Estimated future intangible amortization expense	$184	$737	$736	$734	$731

NOTE 7.    OTHER CURRENT ASSETS AND LIABILITIES, AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	September 30, 2022	December 31, 2021
Value-added tax receivable	$196	$178
Income tax receivable	100	131
Prepaid expenses	348	288
Other	149	131
Total	$793	$728
Other assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	September 30, 2022	December 31, 2021
Finance lease right-of-use assets	$40	$21
Deferred income taxes	177	82
Overfunded pension plans	148	136
Cash surrender value of life insurance contracts	47	52
Equity method investments	10	86
Other(1)	241	239
Total	$663	$616

_______________________
(1)Includes land usage rights in China, long-term deposits and receivables on certain derivative instruments.

Other current liabilities consisted of the following amounts:

(DOLLARS IN MILLIONS)	September 30, 2022	December 31, 2021
Rebates and incentives payable	$102	$113
Value-added tax payable	45	50
Interest payable	74	48
Current pension and other postretirement benefit obligation	6	11
Accrued insurance (including workers’ compensation)	9	10
Restructuring and other charges	15	29
Current operating lease obligation	87	109
Current financing lease obligation	6	5
Accrued income taxes	412	94
Other accounts payable and accrued expenses payable	268	270
Other	104	93
Total	$1,128	$832

NOTE 8.    DEBT
Debt consisted of the following:

(DOLLARS IN MILLIONS)	Effective Interest Rate	September 30, 2022	December 31, 2021
2022 Notes	0.69%	$—	$300
2023 Notes(1)	3.30%	300	300
2024 Euro Notes(1)	1.88%	487	565
2025 Notes	1.22%	1,000	1,001
2026 Euro Notes(1)	1.93%	775	900
2027 Notes	1.56%	1,216	1,218
2028 Notes(1)	4.57%	398	397
2030 Notes	2.21%	1,510	1,511
2040 Notes	3.04%	774	775
2047 Notes(1)	4.44%	495	494
2048 Notes(1)	5.12%	787	786
2050 Notes	3.21%	1,571	1,572
2024 Term Loan Facility	4.06%	625	625
2026 Term Loan Facility	4.43%	625	625
Commercial paper(2)		204	324
Bank overdrafts and other		5	7
Total debt		10,772	11,400
Less: Short-term borrowings(3)		(512)	(632)
Total Long-term debt		$10,260	$10,768
_______________________
(1)Amount is net of unamortized discount and debt issuance costs.
(2)The effective interest rate of commercial paper issuances fluctuates as short-term interest rates and demand fluctuate, and deferred debt issuance costs are immaterial. Additionally, the effective interest rate of commercial paper is not meaningful as issuances do not materially differ from short-term interest rates.
(3)Includes bank borrowings, commercial paper, overdrafts and current portions of long-term debt.

Commercial Paper
For the nine months ended September 30, 2022, the Company had gross issuances of $4.725 billion and repayments of $4.845 billion under the Commercial Paper Program. The commercial paper issued had original maturities of less than 125 days. For the nine months ended September 30, 2021, the Company had gross issuances of $200 million and no repayments.
The Commercial Paper Program is backed by the borrowing capacity available under the Revolving Credit Facility. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense.
Debt Repayments
2022 Notes
On September 15, 2022, the Company repaid the full $300 million outstanding of its 2022 Notes at maturity.
Amended Revolving Credit Facility
On July 6, 2022, the Company made a $350 million debt repayment related to the Amended Revolving Credit Facility. As of September 30, 2022, the Company had no outstanding borrowings under its $2.000 billion Amended Revolving Credit Facility. There were also no borrowings under the Amended Revolving Credit Facility in 2021.
Amendment to Existing Debt Agreements
On August 4, 2022, IFF amended its existing Term Loan Credit Agreement and Amended Revolving Credit Facility, and the amendment delays certain step downs from the maximum permitted leverage ratio of 4.50 to 1.0, stepping down to 3.50 to 1.0 over time, with the first step-down now occurring at the end of the second quarter of 2023 and the final step-down occurring at the end of the third quarter of 2024.

NOTE 9.   LEASES
The Company has leases for corporate offices, manufacturing facilities, research and development facilities, and certain transportation and office equipment. The Company’s leases have remaining lease terms of up to 50 years, some of which include options to extend the leases for up to 7 years.
The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(DOLLARS IN MILLIONS)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease cost	$43	$43	$135	$121
Finance lease cost	2	2	6	4
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended	Nine Months Ended
(DOLLARS IN MILLIONS)	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$102	$94
Financing cash flows for finance leases	5	3
Right-of-use assets obtained in exchange for lease obligations
Operating leases	40	69
Finance leases	4	16
As a result of the Company’s acquisition of Health Wright, there was an increase of approximately $22 million in financing lease right-of-use assets and $21 million in financing lease liabilities as of the Acquisition Date.
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

NOTE 10. INCOME TAXES
The effective tax rate for the three months ended September 30, 2022 was (7.9)%, which was primarily driven by the recording of the tax effects of the divestiture of the Microbial Control business unit and book to tax differences related to the impairment of goodwill in the Health & Biosciences operating segment.
The effective tax rate for the nine months ended September 30, 2022 was (13.6)%, which was primarily driven by the recording of the tax effects of the divestiture of the Microbial Control business unit and book to tax differences related to the impairment of goodwill in the Health & Biosciences operating segment, offset in part by certain one-time benefits.
As of September 30, 2022, the Company had approximately $129 million of unrecognized tax benefits recorded in Other liabilities and no amounts recorded to Other current liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
As of September 30, 2022, the Company had accrued interest and penalties of approximately $34 million classified in Other liabilities and no amounts classified in Other current liabilities.
As of September 30, 2022, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was approximately $163 million associated with tax positions asserted in various jurisdictions.
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
The Company also has other ongoing tax audits and legal proceedings that relate to indirect taxes, such as value-added taxes, sales and use taxes and property taxes, which are discussed in Note 16.
The Company regularly repatriates earnings from non-U.S. subsidiaries. As the Company repatriates these funds to the U.S., they will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of September 30, 2022, the Company had a deferred tax liability of approximately $93 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.

NOTE 11.    STOCK COMPENSATION PLANS
The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include PRSUs, RSUs, SSARs and Long-Term Incentive Plan awards. Liability-based awards outstanding under the plans are cash-settled RSUs.
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2022	2021	2022	2021
Equity-based awards	$12	$17	$37	$44
Liability-based awards	(1)	—	—	6
Total stock-based compensation expense	11	17	37	50
Less: Tax benefit	(2)	(3)	(7)	(10)
Total stock-based compensation expense, after tax	$9	$14	$30	$40

As of September 30, 2022, there was approximately $84 million of total unrecognized compensation cost related to non-vested awards granted under the equity incentive plans.

NOTE 12. SEGMENT INFORMATION
The Company is organized into four reportable operating segments: Nourish, Health & Biosciences (“H&B”), Scent and Pharma Solutions. These segments align with the internal structure to manage these businesses. The Company’s Chief Operating Decision Maker regularly reviews financial information to allocate resources and assess performance utilizing these segments.

Nourish is comprised of three business units, Ingredients, Flavors and Food Designs, with a diversified portfolio across natural and plant-based specialty food ingredients, flavor compounds, and savory solutions and inclusions, respectively. Ingredients provide texturizing solutions to the food industry, food protection solutions used in food and beverage products, specialty soy and pea protein with value-added formulations, emulsifiers and sweeteners. Flavors provide a range of flavor compounds and natural taste solutions that are ultimately used by IFF’s customers in savory products, beverages, sweets, and dairy products. Flavors also provide value-added spices and seasoning ingredients for meat, food service, convenience, alternative protein and culinary products. Food Designs provide savory solution products such as spices, sauces, marinades and mixtures. Additionally, Food Designs provide inclusion products that help with taste and texture by, among other things, combining flavorings with fruit, vegetables, and other natural ingredients for a wide range of food products, such as health snacks, baked goods, cereals, pastries, ice cream and other dairy products.
Health & Biosciences is comprised of five business units, Health, Cultures & Food Enzymes, Home & Personal Care, Animal Nutrition and Grain Processing, with a biotechnology-driven portfolio of products that serve the health and wellness, food, consumer and industrial markets. Products within this portfolio range from enzymes, food cultures, probiotics and specialty ingredients for non-food applications. Health provides ingredients for dietary supplements, food and beverage, specialized nutrition and pharma. Cultures & Food Enzymes provide products that aim to serve the global demand for healthy, natural, clean label and fermented food for fresh dairy, cheese, bakery and brewing products. This is accomplished by providing IFF’s customers with products that allow for extended shelf life and stability, which help to improve customers’ products and performance. The business unit’s enzyme solution also allows IFF’s customers to provide low sugar, high fiber and lactose-free dairy products. Home & Personal Care produces enzymes for detergents, cleaning and textile processing products in the laundry, dishwashing, textiles and industrials and personal care markets that help to enhance product and process performances. Animal Nutrition produces enzymes that help to improve the product and process performance of animal feed products, which aim to lessen environmental impact by reducing farm waste. Grain Processing produces enzymes for biofuel production and carbohydrate processing.
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

Reportable segment information was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(DOLLARS IN MILLIONS)	2022	2021	2022	2021
Net sales:
Nourish	$1,703	$1,662	$5,252	$4,638
Health & Biosciences	512	618	1,838	1,683
Scent	591	580	1,756	1,699
Pharma Solutions	257	211	750	605
Consolidated	$3,063	$3,071	$9,596	$8,625
Segment Adjusted Operating EBITDA:
Nourish	$287	$327	$981	$921
Health & Biosciences	137	151	513	469
Scent	119	130	328	375
Pharma Solutions	69	40	192	131
Total	612	648	2,014	1,896
Depreciation & Amortization	(293)	(297)	(897)	(861)
Interest Expense	(83)	(74)	(232)	(216)
Other Income, net	33	26	43	44
Acquisition Related Costs (a)	(1)	—	(2)	—
Restructuring and Other Charges	4	(6)	(5)	(34)
Gains on sales of fixed assets	—	1	2	1
Impairment of Goodwill (b)	(2,250)	—	(2,250)	—
Impairment of Long-Lived Assets (c)	—	—	(120)	—
Shareholder Activism Related Costs (d)	—	—	(3)	(7)
Business Divestiture Costs (e)	(31)	(16)	(91)	(21)
Employee Separation Costs (f)	—	(22)	(4)	(28)
Global Shared Services Implementation Costs (g)	(1)	—	(1)	—
Frutarom Acquisition Related Costs (h)	—	—	(1)	—
N&B Inventory Step-Up Costs	—	14	—	(363)
N&B Transaction Related Costs (i)	—	—	—	(91)
Integration Related Costs (j)	(25)	(24)	(73)	(80)
(Loss) Income Before Taxes	$(2,035)	$250	$(1,620)	$240
_______________________

(a)	Represents costs related to the acquisition of Health Wright Products, primarily consulting and legal fees.
(b)	Represents costs related to the impairment of goodwill in the Health & Biosciences reporting unit.
(c)	Represents costs related to the impairment of intangible and fixed assets of an asset group that operates primarily in Russia.
(d)	Represents shareholder activist related costs, primarily professional fees.
(e)	Represents costs related to the Company's planned sales of businesses, primarily legal and professional fees.
(f)	Represents costs related to severance, including accelerated stock compensation expense, for certain employees and executives who have been separated or will separate from the Company.
(g)	Represents costs related to the Company's efforts of restructuring the Global Shared Services Centers, primarily consulting fees.
(h)	Represents transaction-related costs and expenses related to the acquisition of Frutarom.
(i)	Represents transaction costs and expenses related to the transaction with N&B, primarily legal and professional fees.
(j)	Represents costs related to integration activities since 2018, primarily for Frutarom and N&B. For 2022, represents costs primarily related to external consulting fees and internal integration costs, including salaries of individuals who are fully dedicated to integration efforts. For 2021, represents costs primarily related to performance stock awards and consulting fees for advisory services.

Net sales, which are attributed to individual regions based upon the destination of product delivery, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2022	2021	2022	2021
Europe, Africa and Middle East	$1,030	$1,084	$3,258	$3,041
Greater Asia	701	696	2,200	1,990
North America	939	925	3,006	2,608
Latin America	393	366	1,132	986
Consolidated	$3,063	$3,071	$9,596	$8,625

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2022	2021	2022	2021
Net sales related to the U.S.	$920	$860	$2,799	$2,390
Net sales attributed to all foreign countries	2,143	2,211	6,797	6,235
No non-U.S. country had net sales greater than 6% of total consolidated net sales for the three and nine months ended September 30, 2022, and 2021.

NOTE 13. EMPLOYEE BENEFITS
Pension and other defined contribution retirement plan expenses included the following components:

(DOLLARS IN MILLIONS)	U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost for benefits earned(1)	$1	$—	$1	$1
Interest cost on projected benefit obligation(2)	4	62	12	68
Expected return on plan assets(2)	(5)	(92)	(16)	(102)
Net amortization and deferrals(2)	1	23	5	27
Net periodic benefit (income) cost	$1	$(7)	$2	$(6)

(DOLLARS IN MILLIONS)	Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost for benefits earned(1)	$9	$10	$28	$32
Interest cost on projected benefit obligation(2)	4	3	13	8
Expected return on plan assets(2)	(10)	(19)	(32)	(44)
Net amortization and deferrals(2)	3	5	9	15
Net periodic benefit (income) cost	$6	$(1)	$18	$11
_______________________
(1)Included as a component of Operating (loss) profit.
(2)Included as a component of Other income, net.
The amounts of interest cost, expected return and net amortization and deferrals for the three and nine months ended September 30, 2021 were updated to reflect the correction of certain prior period amounts, which aggregated to approximately $17 million.
The Company expects to contribute a total of $5 million to its U.S. pension plans and a total of $33 million to its non-U.S. pension plans during 2022. During the nine months ended September 30, 2022, no contributions were made to the qualified U.S. pension plans, $22 million of contributions were made to the non-U.S. pension plans, and $3 million of benefit payments were made with respect to the Company’s non-qualified U.S. pension plan.

(Income) expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2022	2021	2022	2021
Service cost for benefits earned	$1	$—	$1	$—
Interest cost on projected benefit obligation	—	6	1	7
Net amortization and deferrals	(2)	(16)	(4)	(18)
Total postretirement benefit (income) expense	$(1)	$(10)	$(2)	$(11)
The Company expects to contribute $4 million to its postretirement benefits other than pension plans during 2022. In the nine months ended September 30, 2022, $2 million of contributions were made.

NOTE 14. FINANCIAL INSTRUMENTS
Fair Value
Accounting guidance on fair value measurements specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:
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
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company determines the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the London Interbank Offer Rate (“LIBOR”) swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. The Company does not have any instruments classified as Level 3, other than those included in pension asset trusts as discussed in Note 15 of the Company’s 2021 Form 10-K.
These valuations take into consideration the Company’s credit risk and its counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in its own credit risk (or instrument-specific credit risk) was not material as of September 30, 2022.

The carrying values and the estimated fair values of financial instruments at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022		December 31, 2021
(DOLLARS IN MILLIONS)	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 1
Cash and cash equivalents(1)	$538	$538	$711	$711
2025 Notes(2)	1,000	878	1,001	968
2027 Notes(2)	1,216	982	1,218	1,180
2030 Notes(2)	1,510	1,150	1,511	1,466
2040 Notes(2)	774	524	775	762
2050 Notes(2)	1,571	985	1,572	1,556
LEVEL 2
Credit facilities and bank overdrafts(3)	5	5	7	7
Derivatives
Derivative assets(4)	12	12	—	—
Derivative liabilities(4)	2	2	7	7
Commercial paper(3)	204	204	324	324
Long-term debt:(5)
2022 Notes	—	—	300	300
2023 Notes	300	297	300	308
2024 Euro Notes	487	473	565	585
2026 Euro Notes	775	717	900	960
2028 Notes	398	368	397	452
2047 Notes	495	387	494	585
2048 Notes	787	672	786	1,026
2024 Term Loan Facility(6)	625	625	625	625
2026 Term Loan Facility(6)	625	625	625	625
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
(5)The fair value of the Company’s long-term debt was calculated using discounted cash flows applying current interest rates and current credit spreads based on its own credit risk.
(6)The carrying amount approximates fair value as the Term Loans were assumed at fair value and the interest rate is reset frequently based on current market rates.
Derivatives
Foreign Currency Forward Contracts
The Company periodically enters into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with its intercompany loans and foreign currency receivables and payables. These contracts generally involve the exchange of one currency for a second currency at a future date, have maturities not exceeding twelve months and are with counterparties which are major international financial institutions.
Commodity Contracts
The Company utilizes options, futures and swaps that are not designated as hedging instruments to reduce exposure to commodity price fluctuations on purchases of inventory such as soybeans, soybean oil and soybean meal.

Cash Flow Hedges
Through the third quarter of 2021, the Company maintained several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar (“USD”) denominated raw material purchases made by Euro (“EUR”) functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in other comprehensive income (“OCI”) as a component of Gains on derivatives qualifying as hedges in the accompanying Consolidated Statements of (Loss) Income and Comprehensive Loss. Realized gains/(losses) in accumulated other comprehensive income (“AOCI”) related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statements of (Loss) Income and Comprehensive Loss in the same period as the related costs are recognized.
There were no cash flow hedges as of September 30, 2022 and December 31, 2021.
Hedges Related to Issuances of Debt
As of September 30, 2022, the Company designated approximately $1.262 billion of Euro Notes as a hedge of a portion of its net European investments. Accordingly, the change in the value of the debt that is attributable to foreign exchange movements is recorded in OCI as a component of foreign currency translation adjustments in the accompanying Consolidated Statements of (Loss) Income and Comprehensive Loss.
Cross Currency Swaps
During the third quarter of 2022, the Company entered into a transaction to unwind the fourteen outstanding EUR/USD cross currency swaps designated as net investment hedges issued between the third quarter of 2019 and the first quarter of 2022. The Company received proceeds of approximately $183 million, including $11 million of interest income.
Following the unwinding of the existing swaps, during the third quarter of 2022, the Company entered into twelve new EUR/USD cross currency swaps, with a notional value of $1.4 billion that mature through November 2030. The swaps all qualified as net investment hedges in order to mitigate a portion of the Company’s net European investments from foreign currency risk. As of September 30, 2022, the twelve swaps were in a net asset position with an aggregate fair value of $10 million, which were classified as Other assets on the Consolidated Balance Sheets. Changes in fair value related to cross currency swaps are recorded in OCI.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of September 30, 2022 and December 31, 2021:

(DOLLARS IN MILLIONS)	September 30, 2022	December 31, 2021
Foreign currency contracts(1)	$89	$46
Commodity contracts(1)	2	10
Cross currency swaps	1,400	300
_______________________
(1)Foreign currency contracts and commodity contracts are presented net of contracts bought and sold.
The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected on the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021:

	September 30, 2022
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency contracts	$—	$2	$2
Cross currency swaps	10	—	10
Total derivative assets	$10	$2	$12
Derivative liabilities(2)
Foreign currency contract	$—	$2	$2

	December 31, 2021
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative liabilities(2)
Foreign currency contracts	$—	$2	$2
Cross currency swaps	5	—	5
Total derivative liabilities	$5	$2	$7
 _______________________
(1)Derivative assets are recorded to Other assets on the Consolidated Balance Sheets.
(2)Derivative liabilities are recorded to Other current liabilities on the Consolidated Balance Sheets.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statements of (Loss) Income and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021:

	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Three Months Ended September 30,
	2022	2021
Foreign currency contracts(1)	$2	$—	Other income, net
	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Nine Months Ended September 30,
	2022	2021
Foreign currency contracts(1)	$4	$5	Other income, net
_______________________
(1)The foreign currency contract net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.
The following table shows the effect of the Company’s derivative and non-derivative instruments designated as cash flow and net investment hedging instruments, net of tax, in the Consolidated Statements of (Loss) Income and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
(DOLLARS IN MILLIONS)	2022	2021		2022	2021
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$—	$1	Cost of goods sold	$—	$(1)
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	(36)	5	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	30	9	N/A	—	—
2021 Euro Notes & 2026 Euro Notes	48	20	N/A	—	—
Total	$42	$35		$—	$(1)

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2022	2021		2022	2021
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$—	$7	Cost of goods sold	$—	$(5)
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	12	11	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	60	23	N/A	—	—
2021 Euro Notes & 2026 Euro Notes	96	52	N/A	—	—
Total	$168	$93		$—	$(5)
The ineffective portion of the above noted cash flow hedges was not material during the three and nine months ended September 30, 2022 and 2021.
At September 30, 2022, based on current market rates, the Company does not expect any derivative losses (net of tax), included in AOCI, to be reclassified into earnings within the next 12 months.

NOTE 15.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present changes in the accumulated balances for each component of other comprehensive (loss) income, including current period other comprehensive (loss) income and reclassifications out of accumulated other comprehensive loss:

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2021	$(1,133)	$1	$(291)	$(1,423)
OCI before reclassifications	(1,770)	—	(2)	(1,772)
Amounts reclassified from AOCI	—	—	8	8
Net current period other comprehensive income (loss)	(1,770)	—	6	(1,764)
Accumulated other comprehensive (loss) income, net of tax, as of September 30, 2022	$(2,903)	$1	$(285)	$(3,187)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2020	$(285)	$(7)	$(406)	$(698)
OCI before reclassifications	(493)	2	—	(491)
Amounts reclassified from AOCI	—	5	4	9
Net current period other comprehensive income (loss)	(493)	7	4	(482)
Accumulated other comprehensive (loss) income, net of tax, as of September 30, 2021	$(778)	$—	$(402)	$(1,180)

The following table provides details about reclassifications out of Accumulated other comprehensive loss to the Consolidated Statements of (Loss) Income and Comprehensive Loss:

	Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of (Loss) Income and Comprehensive Loss
(DOLLARS IN MILLIONS)	2022	2021
Gains (losses) on derivatives qualifying as hedges
Foreign currency contracts	$—	$(6)	Cost of goods sold
Tax	—	1	Provision for income taxes
Total	$—	$(5)	Total, net of income taxes
Losses on pension and postretirement liability adjustments
Prior service cost	$5	$5	(1)
Actuarial losses	(15)	(27)	(1)
Other items	—	17	(2)
Tax	2	1	Provision for income taxes
Total	$(8)	$(4)	Total, net of income taxes
 _______________________
(1)The amortization of prior service cost and actuarial loss is included in the computation of net periodic benefit cost. Refer to Note 15 of the Company’s 2021 Form 10-K for additional information regarding net periodic benefit cost.
(2)Represents certain amounts of pension income that were corrected in the 2021 period. Refer to Note 13 for additional information.

NOTE 16.    COMMITMENTS AND CONTINGENCIES
Guarantees and Letters of Credit
The Company has various bank guarantees, letters of credit and surety bonds which are used to support its ongoing business operations, satisfy governmental requirements associated with pending litigation in various jurisdictions and the payment of customs duties.
At September 30, 2022, the Company had total bank guarantees, commercial guarantees, standby letters of credit and surety bonds of approximately $411 million with various financial institutions. Included in the above aggregate amount was a total of $10 million for other assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011. There was a total of approximately $20 million outstanding under the bank guarantees and standby letters of credit and approximately $90 million outstanding under the commercial guarantees as of September 30, 2022.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $7 million as of September 30, 2022.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of September 30, 2022, the Company had available lines of credit of approximately $1.848 billion with various financial institutions, in addition to the $1.489 billion of capacity under the Credit Facility. There were total draw downs of approximately $215 million pursuant to these lines of credit as of September 30, 2022, including approximately $204 million related to the issuance of commercial paper. Refer to Note 8 for additional information.
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
Litigation Matters
On August 12, 2019, Marc Jansen filed a putative securities class action against IFF, its then Chairman and CEO, and its then-CFO, in the United States District Court for the Southern District of New York. The lawsuit was filed after IFF disclosed that preliminary results of investigations indicated that Frutarom businesses operating principally in Russia and Ukraine had made improper payments to representatives of customers. On March 16, 2020, an amended complaint was filed, which added Frutarom and certain former officers of Frutarom as defendants. The amended complaint alleges, among other things, that defendants made materially false and misleading statements or omissions concerning IFF’s acquisition of Frutarom, the integration of the two companies, and the companies’ financial reporting and results. The amended complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and under the Israeli Securities Act-1968, against all defendants, and under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants, on behalf of a putative class of persons and entities who purchased or otherwise acquired IFF securities on the New York Stock Exchange between May 7, 2018 and August 12, 2019 and persons and entities who purchased or otherwise acquired IFF securities on the Tel Aviv Stock Exchange between October 9, 2018 and August 12, 2019. The amended complaint seeks an award of unspecified compensatory damages, costs, and expenses. IFF, its officers, and Frutarom filed a motion to dismiss the case on June 26, 2020, which was granted on March 30, 2021. On April 28, 2021, lead plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit. Lead plaintiffs are pursuing the appeal only against Frutarom and certain former officers of Frutarom. The parties have submitted their briefs to the Court of Appeals. The Second Circuit held oral argument on February 10, 2022. On September 30, 2022, the Second Circuit affirmed the dismissal of Plaintiffs' claims. On October 14, 2022, Plaintiffs filed a Petition for Rehearing En Banc, which is currently pending.
Two motions to approve securities class actions were filed in the Tel Aviv District Court, Israel, in August 2019, similarly alleging, among other things, false and misleading statements largely in connection with IFF’s acquisition of Frutarom and the above-mentioned improper payments. One motion (“Borg”) asserts claims under the U.S. federal securities laws against IFF, its former Chairman and CEO, and its former CFO. On November 8, 2020, IFF and its officers filed their response to the Borg motion. On April 20, 2021, Mr. Borg filed a motion to stay the proceeding pending an appellate decision in the U.S. proceeding. On June 15, 2021, August 11, 2021, November 9, 2021, January 9, 2022, April 7, 2022 and July 10, 2022, the U.S. lead plaintiffs filed update notices with the Israeli court regarding the appeal in the U.S. proceeding. The other motion (“Oman”) (following an initial amendment) asserted claims under the Israeli Securities Act-1968 against IFF, its former Chairman and CEO, and its former CFO, and against Frutarom and certain former Frutarom officers and directors, as well as claims under the Israeli Companies Act-1999 against certain former Frutarom officers and directors. On February 17, 2021, the court granted a motion by the Oman plaintiff to remove IFF and its officers from the motion and to add factual allegations from the US amended complaint. The amended Oman motion was filed on July 4, 2021. On August 29, 2021, the former Frutarom officers and certain former Frutarom directors filed a motion to dismiss the case. On September 30, 2021, Frutarom notified the court that it joins the legal arguments made in the motion to dismiss. On February 22, 2022, the court denied the motion to dismiss. On July 14, 2022, the court approved the parties’ motion to mediate the dispute, which postpones all case deadlines until after the mediation. Also stayed is a request to appeal the court’s denial of the motion to dismiss filed by the former Frutarom officers and certain former Frutarom directors. The parties held the first of multiple mediation meetings on September 13, 2022.
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
Investigation
On June 3, 2020, the Israel Police’s National Fraud Investigation Unit and the Israeli Securities Authority commenced an investigation into Frutarom and certain of its former executives, based on suspected bribery of foreign officials, money laundering, and violations of the Israeli Securities Act-1968. As part of the investigation, the National Fraud Investigation Unit and the Israeli Securities Authority have provided IFF and Frutarom with various orders, mainly requesting that IFF and Frutarom provide certain documents and materials. In addition, a seizure of assets was imposed on Frutarom and certain of its affiliates. IFF has been working to ensure compliance with such orders, all in accordance with, and subject to, Israeli law. On August 25, 2021, the Israeli Police informed Frutarom that they have decided to remove the temporary criminal seizure of assets order from the real estate assets of Frutarom and its related companies, which was done in parallel with the transfer of the case to the District Attorney’s Office in Israel.
China Facilities
Guangzhou Taste Plant
During the fourth quarter of 2016, the Company was notified that certain governmental authorities have begun to evaluate a change in the zoning of the Guangzhou Taste plant. The zoning, if changed, would prevent the Company from continuing to manufacture product at the existing plant. The ultimate outcome of any change that the governmental authorities may propose, the timing of such a change, and the nature of any compensation arrangements that might be provided to the Company are uncertain. To address the governmental authorities’ requirements, the Company has been transferring certain production capabilities from the Guangzhou Taste plant to a newly built facility in Zhangjiagang.
The net book value of the Guangzhou Taste plant was approximately $50 million as of September 30, 2022.
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
The net book value of the Guangzhou Scent plant was approximately $7 million as of September 30, 2022.
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
Total China Operations
The total net book value of all plants in China was approximately $235 million as of September 30, 2022.
If the Company is required to close a plant, or operate one at significantly reduced production levels on a permanent basis, the Company may be required to record charges that could have a material impact on its consolidated financial results of operations, financial position and cash flows in future periods.

Environmental Proceedings
The Company is reporting the following environmental matter in compliance with SEC requirements to disclose environmental proceedings where a governmental authority is a party and that involve potential monetary sanctions of $300,000 or greater. On May 27, 2022, the Solae, LLC Memphis site (“Solae”) was served an Administrative Order and Assessment (the “Order”) by the City of Memphis related to alleged wastewater discharge violations. Solae submitted an appeal of the Order on June 24, 2022. Discussions with the City regarding potential resolution of the violations and penalties related to said violations are ongoing. While these discussions are progressing, Solae is preparing to present its appeal at a hearing before a review board that may take place in early December 2022. Additionally, the Solae facility has undertaken capital project efforts, some of which began prior to the issuance of the Order, that are anticipated to address, on a schedule consistent with the Order, deadlines for attaining compliance with current wastewater permit requirements. This matter is not expected to have a material adverse effect on the Company’s financial position, cash flows or results of operations.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, the Company believes it has valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, the Company is required to, and has provided, bank guarantees and pledged assets in the aggregate amount of $17 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
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
Avicel® PH NF (Pharma Solutions)
The Company has determined that certain grades of microcrystalline cellulose (Avicel® PH 101, 102, and 200 NF and Avicel® RC-591 NF) were found to be out-of-specification (collectively, “OOS Avicel® NF”). The Company does not expect this issue to affect the functionality of Avicel® NF grades or to pose a human health hazard. Corrective actions have been implemented to improve operational and laboratory conditions. Based on the information available, as of September 30, 2022, payments associated with the issue were approximately $34 million, and the Company has a current accrual of approximately $19 million. The total amount of exposure may increase if additional customers present claims or other exposures are identified.
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

NOTE 17.     REDEEMABLE NONCONTROLLING INTERESTS
Through certain subsidiaries of the Company’s Frutarom acquisition, there are certain noncontrolling interests that carry redemption features. The noncontrolling interest holders have the right, over a stipulated period of time, to sell their respective interests to Frutarom, and Frutarom has the option to purchase these interests (subject to the same timing). These options carry, in most cases, similar price and conditions of exercise, and will be settled on a pre-agreed formula based on a multiple of the average EBITDA of consecutive quarters to be achieved during the period ending prior to the exercise date.
The following table sets forth the details of the Company’s redeemable noncontrolling interests:

(DOLLARS IN MILLIONS)	Redeemable Noncontrolling Interests
Balance at December 31, 2020	$98
Impact of foreign exchange translation	2
Share of profit or loss attributable to redeemable noncontrolling interests	4
Redemption value adjustment for the current period	1
Balance at September 30, 2021	$105

Balance at December 31, 2021	$105
Impact of foreign exchange translation	(4)
Share of profit or loss attributable to redeemable noncontrolling interests	3
Redemption value adjustment for the current period	(3)
Exercises of redeemable noncontrolling interests	(33)
Balance at September 30, 2022	$68

NOTE 18. BUSINESS DIVESTITURE
Divestiture of Microbial Control
During the third quarter of 2021, the Company announced it had entered into an agreement to sell its Microbial Control business unit, which was a part of the Health & Biosciences segment. The Company acquired the Microbial Control business unit as part of the Merger with N&B.
The Company completed the divestiture of the Microbial Control business unit on July 1, 2022 and received cash proceeds of approximately $1.254 billion, of which approximately $36 million was attributable to future services to be provided under certain transition service agreements as described below. Certain transaction costs related to the divestiture of approximately $11 million, which was contingent upon the consummation of the divestiture, were determined to be direct costs to sell and, as such, were adjusted against the fair value of sales consideration. In addition, approximately $15 million of cash proceeds were held in escrow and will be released to the Company upon satisfaction of certain conditions. The sale consideration is subject to certain post-closing adjustments, which primarily relate to cash, indebtedness and working capital balances.
The Company entered into transition services agreements with the buyer for providing certain general accounting, information technology and other services up to 19 months following the date of the sale for minimal consideration. The fair value of these transition service agreements was determined to be approximately $36 million, which was adjusted against the sale consideration and recognized as deferred transition services income.
For the three and nine months ended September 30, 2022, the transition services income under the transition services agreements was approximately $6 million and was recognized as a reduction to the costs incurred to provide services under the transition service agreements, which was included in Selling and administrative expenses on the Consolidated Statements of (Loss) Income and Comprehensive Loss.
The following table summarizes the fair value of the sale consideration received in connection with the divestiture:

(DOLLARS IN MILLIONS)
Cash proceeds from the buyer	$1,254
Amount held in escrow	15
Proceeds attributable to transition service agreements	(36)
Direct costs to sell	(11)
Fair Value of sale consideration	$1,222

The net proceeds received from business divestiture presented under Cash flows from investing activities represent the cash portion of the sale consideration, which was determined as the fair value of sale consideration reduced by the amount held in escrow and the Cash transferred to the buyer on the closing balance sheet as part of the transaction. The following table summarizes the different components of net proceeds received from business divestiture presented under Cash flows from investing activities:

(DOLLARS IN MILLIONS)
Fair value of sale consideration	$1,222
Amount held in escrow	(15)
Cash transferred to the buyer on the closing balance sheet	(49)
Net proceeds received from business divestiture	$1,158
The carrying amount of net assets associated with the Microbial Control business unit was approximately $1.208 billion. The major classes of assets and liabilities sold consisted of the following:

(DOLLARS IN MILLIONS)	June 30, 2022
Assets
Current assets	$263
Goodwill and other intangible assets, net	867
Equity method investment	74
Other assets	80
Total assets	$1,284
Liabilities
Accounts payable	$41
Other liabilities	35
Total liabilities	$76
As a result of the divestiture, the Company recognized a pre-tax gain of approximately $14 million, subject to certain post-closing adjustments, presented in other income, net on the Consolidated Statements of (Loss) Income and Comprehensive Loss for the three and nine months ended September 30, 2022. The Company also recognized the income tax effects associated with the divestiture of approximately $110 million based on preliminary estimates as of September 30, 2022.

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
We are organized into four reportable operating segments: Nourish, Health & Biosciences, Scent, and Pharma Solutions. The Company’s consolidated financial information for the three and nine months ended September 30, 2022 reflect the results of N&B for the full three and nine months in the period ended September 30, 2022, respectively, whereas the three and nine months ended September 30, 2021 reflect three and eight months of results of N&B in the period ended September 30, 2021, respectively.
Our Nourish segment consists of an innovative and broad portfolio of natural-based ingredients to enhance nutritional value, texture and functionality in a wide range of beverage, dairy, bakery, confectionery and culinary applications.
Our Health & Biosciences segment consists of a biotechnology-driven portfolio where enzymes, food cultures, probiotics and specialty ingredients for food and non-food applications are developed and produced. The biotechnology-driven portfolio of this segment produces cultures for use in fermented foods such as yogurt, cheese and fermented beverages. It also uses industrial fermentation to produce enzymes and microorganisms that provide product and process performance benefits to household detergents, animal feed, ethanol production and brewing. Health & Biosciences is comprised of five business units: Health, Cultures & Food Enzymes, Home & Personal Care, Animal Nutrition and Grain Processing.
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
Financial Measures — Currency Neutral
Changes in our financial results include the impact of changes in foreign currency exchange rates. We provide currency neutral calculations in this report to remove the impact of these items. Our method in calculating currency neutral numbers is conducted by translating current year invoiced sale amounts at the exchange rates used for the corresponding prior year period. We use currency neutral results in our analysis of subsidiary and/or segment performance. We also use currency neutral numbers when analyzing our performance against our competitors.
We are presenting currency neutral numbers for all operating segments for the three months ended September 30, 2022, but will not be presenting currency neutral numbers for the Nourish, Health & Biosciences and Pharma Solutions operating segments for the nine months ended September 30, 2022 as these operating segments include the effects of the Merger with N&B, which closed on February 1, 2021. As a result, the nine months ended September 30, 2022 reflect the results of N&B for the full nine months in the third quarter of 2022, whereas the nine months ended September 30, 2021 reflect eight months of results of N&B in the third quarter of 2021, which do not present equally comparable periods.

Impairment of Goodwill
For the third quarter of 2022, we determined that goodwill impairment triggering events occurred for our Nourish, Health & Biosciences and Pharma Solutions reporting units, which required us to complete an interim impairment assessment. The primary indicators that were deemed to be triggering events in the quarter for the reporting units were declines in projections across various reporting units and ongoing adverse macroeconomic impacts such as inflation, increases in interest rates and unfavorable effects from exchange rates.
As a result of the triggering events, we assessed the fair value of the reporting units using an income approach. Under the income approach, we determine the fair value by using a discounted cash flow method at a rate of return that reflects the relative risk of the projected future cash flows of each reporting unit, as well as a terminal value. We use the most current actual and forecasted operating data available. Key estimates and assumptions used in these valuations include revenue growth rates, gross margins, EBITDA margins, terminal growth rates and discount rates.
In performing the quantitative impairment test, we determined that the fair value of the Nourish and Pharma Solutions reporting units exceeded its carrying value, and determined that there was no impairment of goodwill relating to these reporting units. The Pharma Solutions reporting unit had excess fair value over carrying value of less than 10% and goodwill of approximately $1.188 billion. We determined that the carrying value of the Health & Biosciences reporting unit exceeded its fair value and recorded a goodwill impairment charge of $2.250 billion in the Consolidated Statements of (Loss) Income and Comprehensive Loss for the three and nine months ended September 30, 2022 (see Note 6 for additional information).
While we believe that the assumptions used in the impairment test were reasonable, changes in key assumptions, including, lower revenue growth, lower gross margin, lower EBITDA margin, lower terminal growth rates or increasing discount rates could result in a future impairment and we may be required to write-off the remainder of, or a portion of, the remaining goodwill. Such charge could have a material effect on our Consolidated Statements of Operations and Balance Sheets. These estimates and assumptions are considered Level 3 inputs under the fair value hierarchy.
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
In 2021, total sales to Russian customers were approximately 2% of total sales. For each of the three and nine months ended September 30, 2022 sales to Russian customers were approximately also 2% of total sales.
In 2021, total sales to Ukrainian customers were less than 1% of total sales. For each of the three and nine months ended September 30, 2022 sales to Ukrainian customers were also less than 1% of total sales.
During the second quarter of 2022, we recorded a charge of approximately $120 million related to the impairment of certain long-lived assets in Russia. In addition, we recorded a charge of approximately $11 million related to expected credit losses on receivables from customers located in Russia and Ukraine (for export and domestic sales). For additional information, refer to Note 1 to the Consolidated Financial Statements and Part I, Item 1A, “Risk Factors,” of our 2021 Form 10-K filed on February 28, 2022 with the SEC.
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
Financial Performance Overview
Sales
Sales in the third quarter of 2022 decreased $8 million, or 0.3% on a reported basis, to $3.063 billion compared to $3.071 billion in the 2021 period. On a currency neutral basis, sales in the third quarter of 2022 increased 6% compared to the 2021 period. Exchange rate variations had an unfavorable impact on net sales for the third quarter of 2022 of 6%. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies. In addition, the decrease in sales was primarily driven by the net impact of the divestiture of the Microbial Control business unit and acquisition of Health Wright Products, Inc. (“change in business portfolio mix”), which was approximately $89 million, and volume decreases, offset in part by price increases across all businesses.
Gross Profit
Gross profit in the third quarter of 2022 decreased $89 million, or 8% on a reported basis, to $1.001 billion (32.7% of sales) compared to $1.090 billion (35.5% of sales) in the 2021 period. The decrease in gross profit was primarily driven by higher costs of goods sold as a result of higher commodity prices and manufacturing costs, change in business portfolio mix and volume decreases, offset in part by favorable net pricing across various businesses.
Adjusted Operating EBITDA
Adjusted operating EBITDA in the third quarter of 2022 decreased $36 million, or 6% on a reported basis, to $612 million (20.0% of sales) compared to $648 million (21.1% of sales) in the comparable 2021 period. On a currency neutral basis, adjusted operating EBITDA in the third quarter of 2022 increased 2% compared to the 2021 period. Exchange rate variations had an unfavorable impact on adjusted operating EBITDA for the third quarter of 2022 of 8%. In addition, the decrease in adjusted operating EBITDA was driven by volume decreases and the change in business portfolio mix, offset in part by favorable net pricing across various businesses.

RESULTS OF OPERATIONS

Three Months Ended	Nine Months Ended
September 30,	September 30,
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2022	2021	Change	2022	2021	Change
Net sales	$3,063	$3,071	—%	$9,596	$8,625	11%
Cost of goods sold	2,062	1,981	4%	6,314	5,871	8%
Gross profit	1,001	1,090	(8)%	3,282	2,754	19%
Research and development (R&D) expenses	145	156	(7)%	460	463	(1)%
Selling and administrative (S&A) expenses	413	436	(5)%	1,328	1,299	2%
Amortization of acquisition-related intangibles	182	195	(7)%	552	547	1%
Impairment of goodwill	2,250	—	NMF	2,250	—	NMF
Impairment of long-lived assets	—	—	NMF	120	—	NMF
Restructuring and other charges	(4)	6	(167)%	5	34	(85)%
Gains on sales of fixed assets	—	(1)	(100)%	(2)	(1)	100%
Operating (loss) profit	(1,985)	298	NMF	(1,431)	412	NMF
Interest expense	83	74	12%	232	216	7%
Other income, net	(33)	(26)	27%	(43)	(44)	(2)%
(Loss) Income before taxes	(2,035)	250	NMF	(1,620)	240	NMF
Provision for income taxes	160	53	202%	220	53	NMF
Net (loss) income	$(2,195)	$197	NMF	$(1,840)	$187	NMF
Net income attributable to noncontrolling interests	2	3	(33)%	6	7	(14)%
Net (loss) income attributable to IFF shareholders	$(2,197)	$194	NMF	$(1,846)	$180	NMF
Net (loss) income per share - diluted	$(8.60)	$0.76	NMF	$(7.22)	$0.75	NMF
Gross margin	32.7%	35.5%	(280)	bps	34.2%	31.9%	230	bps
R&D as a percentage of sales	4.7%	5.1%	(40)	bps	4.8%	5.4%	(60)	bps
S&A as a percentage of sales	13.5%	14.2%	(70)	bps	13.8%	15.1%	(130)	bps
Operating margin	(64.8)%	9.7%	NMF	(14.9)%	4.8%	NMF
Effective tax rate	(7.9)%	21.2%	NMF	(13.6)%	22.1%	NMF
Segment net sales
Nourish	$1,703	$1,662	2%	$5,252	$4,638	13%
Health & Biosciences	512	618	(17)%	1,838	1,683	9%
Scent	591	580	2%	1,756	1,699	3%
Pharma Solutions	257	211	22%	750	605	24%
Consolidated	$3,063	$3,071	$9,596	$8,625
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

THIRD QUARTER 2022 IN COMPARISON TO THIRD QUARTER 2021
Sales
Sales for the third quarter of 2022 decreased $8 million, or 0.3% on a reported basis, to $3.063 billion, compared to $3.071 billion in the prior year period. On a currency neutral basis, sales in the third quarter of 2022 increased 6% compared to the 2021 period. Exchange rate variations had an unfavorable impact on net sales for the third quarter of 2022 of 6%. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies. In addition, the decrease in sales was primarily driven by the change in business portfolio mix, with a net impact of approximately $89 million, and volume decreases, offset in part by price increases across all businesses.
Sales Performance by Segment

	% Change in Sales - Third Quarter 2022 vs. Third Quarter 2021
	Reported	Currency Neutral(1)
Nourish	2%	9%
Health & Biosciences	-17%	-12%
Scent	2%	9%
Pharma Solutions	22%	28%
Total	0%	6%
_______________________
(1)Currency neutral sales growth is calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
Nourish
Nourish sales in 2022 increased $41 million, or 2% on a reported basis, to $1.703 billion compared to $1.662 billion in the prior year period. On a currency neutral basis, Nourish sales increased 9% in 2022 compared to the prior year period. Performance in the Nourish operating segment was driven by price increases, particularly in the Ingredients and Food Design business units, offset in part by unfavorable impacts from exchange rate variations and volume decreases.
Health & Biosciences
Health & Biosciences sales in 2022 decreased $106 million, or 17% on a reported basis, to $512 million compared to $618 million in the prior year period. On a currency neutral basis, Health & Biosciences sales decreased 12% in 2022 compared to the prior year period. Performance in the Health & Biosciences operating segment was driven by the change in business portfolio mix, with a net impact of approximately $89 million, unfavorable impacts from exchange rate variations and volume decreases, offset in part by price increases across various business units.
Scent
Scent sales in 2022 increased $11 million, or 2% on a reported basis, to $591 million, compared to $580 million in the prior year period. On a currency neutral basis, Scent sales increased 9% in 2022 compared to the prior year period. Performance in the Scent operating segment was driven by price and volume increases, primarily in the Fragrance Compounds and Fragrance Ingredients business units, offset in part by unfavorable impacts from exchange rate variations.
Pharma Solutions
Pharma Solutions sales in 2022 increased $46 million, or 22% on a reported basis, to $257 million compared to $211 million in the prior year period. On a currency neutral basis, Pharma Solutions sales increased 28% in 2022 compared to the prior year period. Performance in the Pharma Solutions operating segment was driven by price and volume increases, offset in part by unfavorable impacts from exchange rate variations.
Cost of Goods Sold
Cost of goods sold increased $81 million to $2.062 billion (67.3% of sales) in the third quarter of 2022 compared to $1.981 billion (64.5% of sales) in the third quarter of 2021. The increase in cost of goods sold was primarily driven by higher material costs, due to higher commodity prices, and higher manufacturing expenses, offset in part by the change in business portfolio mix, with a net impact of approximately $75 million, and volume decreases in sales.

Research and Development (R&D) Expenses
R&D expenses decreased $11 million to $145 million (4.7% of sales) in the third quarter of 2022 compared to $156 million (5.1% of sales) in the third quarter of 2021. The decrease in R&D expenses was primarily driven by lower employee related expenses, including salaries, wages and bonuses, and professional fees, including consulting costs, and the change in business portfolio mix, offset in part by higher operating expenses for R&D related activities.
Selling and Administrative (S&A) Expenses
S&A expenses decreased $23 million to $413 million (13.5% of sales) in the third quarter of 2022 compared to $436 million (14.2% of sales) in the third quarter of 2021. The decrease in S&A expenses was primarily driven by lower employee related expenses, including salaries, wages and bonuses, and the change in business portfolio mix, offset in part by higher professional fees, including consulting costs.
Restructuring and Other Charges
Restructuring and other charges was a credit of $4 million in the third quarter of 2022 compared to an expense of $6 million in the third quarter of 2021. The decrease was primarily driven by reversals of prior severance cost accruals and lower severance costs incurred in the third quarter of 2022 (see Note 4 for additional information).
Amortization of Acquisition-Related Intangibles
Amortization expenses decreased to $182 million in the third quarter of 2022 compared to $195 million in the third quarter of 2021. The decrease in amortization expense was primarily driven by the reduction in intangible assets as a result of the divestiture of the Microbial Control business unit, offset in part by the impact of acquisitions of intangible assets from Health Wright Products, Inc. (see Note 3, Note 6 and Note 18 for additional information).
Impairment of Goodwill
Impairment of goodwill was $2.250 billion in the third quarter of 2022, which was related to the Health & Biosciences reporting unit. See Note 1 and Note 6 for additional information.
Impairment of Long-Lived Assets
There was no impairment of long-lived assets in the third quarter of 2022.
Interest Expense
Interest expense increased to $83 million in the third quarter of 2022 compared to $74 million in the 2021 period. The increase in interest expense was due to higher cost of debt (see Note 8 for additional information). Average cost of debt was 2.9% for the 2022 period compared to 2.5% for the 2021 period.
Other Income, Net
In the third quarter of 2022, we recognized other income, net, of $33 million compared to $26 million in the 2021 period. The change of $7 million was primarily due to foreign exchange gains in the third quarter of 2022 compared to foreign exchange losses in the 2021 period and gain from divestiture of the Microbial Control business unit, offset in part by lower pension income in the third quarter of 2022 compared to the 2021 period due to the adjustment to correct net income amounts related to certain defined benefit plans in prior years (see Note 13 for additional information).
Income Taxes
The effective tax rate for the three months ended September 30, 2022 was (7.9)% compared to 21.2% for the three months ended September 30, 2021. The quarter-over-quarter decrease was primarily due to the recording of the tax effects of the divestiture of the Microbial Control business unit and book to tax differences related to the impairment of goodwill in the Health & Biosciences operating segment.
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

	Three Months Ended September 30,
(DOLLARS IN MILLIONS)	2022	2021
Segment Adjusted Operating EBITDA:
Nourish	$287	$327
Health & Biosciences	137	151
Scent	119	130
Pharma Solutions	69	40
Total	612	648
Depreciation & Amortization	(293)	(297)
Interest Expense	(83)	(74)
Other Income, net	33	26
Acquisition Related Costs	(1)	—
Restructuring and Other Charges	4	(6)
Gains on sales of fixed assets	—	1
Impairment of Goodwill	(2,250)	—
Business Divestiture Costs	(31)	(16)
Employee Separation Costs	—	(22)
Global Shared Services Implementation Costs	(1)	—
N&B Inventory Step-Up Costs	—	14
Integration Related Costs	(25)	(24)
(Loss) Income Before Taxes	$(2,035)	$250
Segment Adjusted Operating EBITDA margin:
Nourish	16.9%	19.7%
Health & Biosciences	26.8%	24.4%
Scent	20.1%	22.4%
Pharma Solutions	26.8%	19.0%
Consolidated	20.0%	21.1%
Nourish Segment Adjusted Operating EBITDA
Nourish Segment Adjusted Operating EBITDA decreased $40 million, or 12% on a reported basis, to $287 million in the third quarter of 2022 (16.9% of segment sales) from $327 million (19.7% of segment sales) in the comparable 2021 period. On a currency neutral basis, Nourish Segment Adjusted Operating EBITDA decreased 5% in 2022 compared to the prior year period. The decrease was primarily driven by volume decreases and unfavorable impacts from exchange rate variations, offset in part by favorable net pricing across various businesses.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA decreased $14 million, or 9% on a reported basis, to $137 million in the third quarter of 2022 (26.8% of segment sales) from $151 million (24.4% of segment sales) in the comparable 2021 period. On a currency neutral basis, Health & Biosciences Segment Adjusted Operating EBITDA decreased 4% in 2022 compared to the prior year period. The decrease was primarily driven by volume decreases, unfavorable impacts from exchange rate variations and the change in business portfolio mix.
The increase in Health & Biosciences Segment Adjusted Operating EBITDA margin, as a percentage of sales, was primarily due to favorable net pricing, offset in part by volume decreases.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA decreased $11 million, or 8% on reported basis, to $119 million in the third quarter of 2022 (20.1% of segment sales) from $130 million (22.4% of segment sales) in the comparable 2021 period. On a currency neutral basis, Scent Segment Adjusted Operating EBITDA increased 3% in 2022 compared to the prior year period. The decrease was primarily driven by unfavorable impacts from exchange rate variations and unfavorable net pricing, offset in part by volume increases in Fragrance Compounds and Fragrance Ingredients.

Pharma Solutions Segment Adjusted Operating EBITDA
Pharma Solutions Segment Adjusted Operating EBITDA increased $29 million, or 73% on a reported basis, to $69 million in the third quarter of 2022 (26.8% of segment sales) from $40 million (19.0% of segment sales) in the comparable 2021 period. On a currency neutral basis, Pharma Solutions Segment Adjusted Operating EBITDA increased 76% in 2022 compared to the prior year period. The increase was primarily driven by favorable net pricing and volume increases, offset in part by unfavorable impacts from exchange rate variations in the operating segment.

FIRST NINE MONTHS 2022 IN COMPARISON TO FIRST NINE MONTHS 2021
Sales
Sales for the first nine months of 2022 increased $971 million, or 11% on a reported basis, to $9.596 billion, compared to $8.625 billion in the 2021 period. Sales included approximately $568 million of incremental sales attributable to N&B for the month of January in the 2022 period. In addition, sales performance reflected price and volume increases across various businesses, offset in part by the change in business portfolio mix.
Sales Performance by Segment

	% Change in Sales - First Nine Months 2022 vs. First Nine Months 2021
	Reported	Currency Neutral(1)
Nourish	13%	NMF
Health & Biosciences	9%	NMF
Scent	3%	8%
Pharma Solutions	24%	NMF
Total	11%	NMF
_______________________
(1)Currency neutral sales growth is calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
NMF: Not meaningful
Nourish
Nourish sales in 2022 increased $614 million, or 13% on a reported basis, to $5.252 billion compared to $4.638 billion in the prior year period. Nourish sales included approximately $293 million of incremental sales attributable to N&B for the month of January in the 2022 period. In addition, performance in the Nourish operating segment was driven by price increases, particularly in the Ingredients and Food Design business units, offset in part by volume decreases across various business units.
Health & Biosciences
Health & Biosciences sales in 2022 increased $155 million, or 9% on a reported basis, to $1.838 billion compared to $1.683 billion in the prior year period. Health & Biosciences sales included approximately $202 million of incremental sales attributable to N&B for the month of January in the 2022 period. The decrease in Health & Biosciences sales, excluding the impact of N&B for the month of January in the 2022 period, was primarily driven by the change in business portfolio mix, offset in part by price and volume increases across various business units.
Scent
Scent sales in 2022 increased $57 million, or 3% on a reported basis, to $1.756 billion, compared to $1.699 billion in the prior year period. On a currency neutral basis, Scent sales increased 8% in 2022 compared to the prior year period. Performance in the Scent operating segment was driven by volume and price increases, primarily in the Fragrance Compounds and Fragrance Ingredients business units, offset in part by unfavorable impacts from exchange rate variations.
Pharma Solutions
Pharma Solutions sales in 2022 increased $145 million, or 24% on a reported basis, to $750 million compared to $605 million in the prior year period. Pharma Solutions sales included approximately $73 million of incremental sales attributable to N&B for the month of January in the 2022 period. In addition, performance in the Pharma Solutions operating segment was primarily driven by price and volume increases.

Cost of Goods Sold
Cost of goods sold increased $443 million to $6.314 billion (65.8% of sales) in the first nine months of 2022 compared to $5.871 billion (68.1% of sales) in the 2021 period. Cost of goods sold included approximately $389 million of incremental costs attributable to N&B for the month of January in the 2022 period. In addition, excluding the impact of N&B for the month of January in the 2022 period and the N&B inventory step-up costs from the prior year period, the increase in cost of goods sold was primarily driven by higher material costs, due to higher commodity prices, and volume increases in sales, offset in part by the change in business portfolio mix.
Research and Development (R&D) Expenses
R&D expenses decreased $3 million to $460 million (4.8% of sales) in the first nine months of 2022 compared to $463 million (5.4% of sales) in the 2021 period. R&D expenses included approximately $20 million of incremental expenses attributable to N&B for the month of January in the 2022 period, which consisted primarily of employee related expenses, including salaries, wages and bonuses and operating expenses for R&D related activities. In addition, excluding the impact of N&B for the month of January in the 2022 period, R&D expenses decreased primarily due to lower employee related expenses, including salaries, wages and bonuses, and professional fees, including consulting costs, offset in part by higher operating expenses for R&D related activities.
Selling and Administrative (S&A) Expenses
S&A expenses increased $29 million to $1.328 billion (13.8% of sales) in the first nine months of 2022 compared to $1.299 billion (15.1% of sales) in the 2021 period. S&A expenses included approximately $51 million of incremental expenses attributable to N&B for the month of January in the 2022 period, which consisted primarily of employee related expenses, including salaries, wages and bonuses, professional fees, including consulting costs, and operating expenses. In addition, excluding the impact of N&B for the month of January in the 2022 period, S&A expenses decreased primarily due to lower employee related expenses, including salaries, wages and bonuses, and professional fees, including consulting costs, offset in part by higher operating expenses for S&A related activities.
Restructuring and Other Charges
Restructuring and other charges decreased to $5 million in the first nine months of 2022 compared to $34 million in the first nine months of 2021. The decrease was primarily driven by lower severance costs incurred in the first nine months of 2022 (see Note 4 for additional information).
Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $552 million in the first nine months of 2022 compared to $547 million in the 2021 period. Amortization expense included approximately $47 million attributable to N&B for the month of January in the 2022 period related to the intangible assets acquired through the Merger with N&B. Excluding the impact of N&B for the month of January in the 2022 period, the decrease in amortization expense was primarily driven by the reduction in intangible assets as a result of the divestiture of the Microbial Control business unit, offset in part by the impact of acquisitions of intangible assets from Health Wright Products, Inc. (see Note 3, Note 6 and Note 18 for additional information).
Impairment of Goodwill
Impairment of goodwill was $2.250 billion in the first nine months of 2022, which was related to the Health & Biosciences reporting unit. See Note 1 and Note 6 for additional information.
Impairment of Long-Lived Assets
Impairment of long-lived assets was $120 million in the first nine months of 2022. The impairment charge was due to the uncertainties related to our operations in Russia and Ukraine and was allocated on a pro rata basis to intangible assets and property, plant and equipment (see Note 1, Note 5 and Note 6 for additional information).
Interest Expense
Interest expense increased to $232 million in the first nine months of 2022 compared to $216 million in the 2021 period. Interest expense included approximately $13 million attributable to N&B for the month of January in the 2022 period, which included the impact of the additional debt assumed in the Merger with N&B (see Note 8 for additional information). Average cost of debt was 2.7% for the 2022 period compared to 3.1% for the 2021 period.

Other Income, Net
In the first nine months of 2022, we recognized other income, net, of $43 million compared to $44 million in the comparable 2021 period. Other income, net includes approximately $6 million attributable to N&B for the month of January in the 2022 period. Excluding the impact of N&B for the month of January in the 2022 period, the decrease in other income, net was primarily due to lower pension income in the first nine months of 2022 compared to the 2021 period due to the adjustment during the 2021 period to correct net income amounts related to certain defined benefit plans in prior years (see Note 13 for additional information), offset in part by foreign exchange gains in the first nine months of 2022 compared to foreign exchange losses in the 2021 period and gain from divestiture of the Microbial Control business unit.
Income Taxes
The effective tax rate for the nine months ended September 30, 2022 was (13.6)% compared to 22.1% for the nine months ended September 30, 2021. The year-over-year decrease was primarily due to the recording of the tax effects of the divestiture of the Microbial Control business unit and book to tax differences related to the impairment of goodwill in the Health & Biosciences operating segment, offset in part by certain one-time benefits.
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

	Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2022	2021
Segment Adjusted Operating EBITDA:
Nourish	$981	$921
Health & Biosciences	513	469
Scent	328	375
Pharma Solutions	192	131
Total	2,014	1,896
Depreciation & Amortization	(897)	(861)
Interest Expense	(232)	(216)
Other Income, net	43	44
Acquisition Related Costs	(2)	—
Restructuring and Other Charges	(5)	(34)
Gains on sales of fixed assets	2	1
Impairment of Goodwill	(2,250)	—
Impairment of Long-Lived Assets	(120)	—
Shareholder Activism Related Costs	(3)	(7)
Business Divestiture Costs	(91)	(21)
Employee Separation Costs	(4)	(28)
Global Shared Services Implementation Costs	(1)	—
Frutarom Acquisition Related Costs	(1)	—
N&B Inventory Step-Up Costs	—	(363)
N&B Transaction Related Costs	—	(91)
Integration Related Costs	(73)	(80)
(Loss) Income Before Taxes	$(1,620)	$240
Segment Adjusted Operating EBITDA margin:
Nourish	18.7%	19.9%
Health & Biosciences	27.9%	27.9%
Scent	18.7%	22.1%
Pharma Solutions	25.6%	21.7%
Consolidated	21.0%	22.0%
Nourish Segment Adjusted Operating EBITDA
Nourish Segment Adjusted Operating EBITDA increased $60 million, or 7% on a reported basis, to $981 million in the first nine months of 2022 (18.7% of segment sales) from $921 million (19.9% of segment sales) in the comparable 2021 period. Nourish Segment Adjusted Operating EBITDA included approximately $65 million attributable to N&B for the month of January in the 2022 period. The decrease in Nourish Segment Adjusted Operating EBITDA, excluding the impact of N&B for the month of January in the 2022 period, was primarily driven by volume decreases, offset in part by favorable net pricing.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA increased $44 million, or 9% on a reported basis, to $513 million in the first nine months of 2022 (27.9% of segment sales) from $469 million (27.9% of segment sales) in the comparable 2021 period. Health & Biosciences Segment Adjusted Operating EBITDA included approximately $60 million attributable to N&B for the month of January in the 2022 period. The decrease in Health & Biosciences Segment Adjusted Operating EBITDA, excluding the impact of N&B for the month of January in the 2022 period, was primarily due to volume decreases, unfavorable net pricing and the change in business portfolio mix.

Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA decreased $47 million, or 13% on a reported basis, to $328 million in the first nine months of 2022 (18.7% of segment sales) from $375 million (22.1% of segment sales) in the comparable 2021 period. On a currency neutral basis, Scent Segment Adjusted Operating EBITDA decreased 5% in 2022 compared to the prior year period. The decrease was primarily driven by unfavorable net pricing and impacts from exchange rate variations, offset in part by volume increases in Fragrance Compounds and Fragrance Ingredients.
Pharma Solutions Segment Adjusted Operating EBITDA
Pharma Solutions Segment Adjusted Operating EBITDA increased $61 million, or 47% on a reported basis, to $192 million in the first nine months of 2022 (25.6% of segment sales) from $131 million (21.7% of segment sales) in the comparable 2021 period. Pharma Solutions Segment Adjusted Operating EBITDA included approximately $12 million attributable to N&B for the month of January in the 2022 period. In addition, the increase in Pharma Solutions Segment Adjusted Operating EBITDA, excluding the impact of N&B for the month of January in the 2022 period, was primarily driven by favorable net pricing and volume increases.

Liquidity
Cash and Cash Equivalents
We had cash and cash equivalents of $538 million at September 30, 2022 compared to $711 million at December 31, 2021 and of this balance, a portion was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate cash from our non-U.S. subsidiaries to fund financial obligations in the U.S. As we repatriate these funds to the U.S. we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of September 30, 2022, we had a deferred tax liability of approximately $93 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
Cash Flows Provided By Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2022 was $189 million, or 2.0% of sales, compared to $1.126 billion, or 13.1% of sales, for the nine months ended September 30, 2021. The decrease in cash flows from operating activities during 2022 was primarily driven by the increase in working capital, largely related to inventories and accounts payable.
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
The impact on cash flows from operating activities from participating in these programs decreased approximately $24 million and increased approximately $40 million for the nine months ended September 30, 2022 and 2021, respectively. The cost of participating in these programs was approximately $3 million and $2 million for the three months ended September 30, 2022 and 2021, respectively, and was approximately $6 million and $5 million for the nine months ended September 30, 2022 and 2021, respectively.
Cash Flows Provided By Investing Activities
Cash flows provided by investing activities for the nine months ended September 30, 2022 was $887 million compared to $75 million in the prior year period. The increase in cash flows from investing activities was primarily driven by the change in proceeds received from business divestiture and unwinding of derivative instruments, offset in part by the change in cash provided by the Merger with N&B, higher spending on property, plant and equipment and cash paid for acquisitions, net of cash received in the current year period.
We have evaluated and re-prioritized our capital projects and expect that capital spending in 2022 will be approximately 5.0% of sales (net of potential grants and other reimbursements from government authorities), up from 3.4% in 2021.

Cash Flows Used In Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2022 was $1.087 billion compared to $1.022 billion in the prior year period. The increase in cash used in financing activities was primarily driven by higher repayments of commercial paper, net of borrowings, and higher cash dividend payments, offset in part by less repayments of long-term debt and revolving credit facility and short term borrowings.
We paid dividends totaling $604 million in the 2022 period. We declared a cash dividend per share of $0.81 in the third quarter of 2022 that was paid on October 5, 2022 to all shareholders of record as of September 23, 2022.
Our capital allocation strategy seeks to maintain our investment grade rating while investing in the business and continuing to pay dividends and repaying debt. The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its senior unsecured debt. However, any downgrade in our credit rating may, depending on the extent of such downgrade, negatively impact our ability to raise additional debt capital, our liquidity and capital position, and may increase our cost of borrowing for new capital raises. In addition, our existing Amended Revolving Credit Facility and Term Loans have pricing grids that are based on credit rating, such that our cost of borrowing may increase as our credit rating decreases. We make capital investments in our businesses to support our operational needs and strategic long-term plans. We are committed to maintaining our history of paying a dividend to investors which is determined by our Board of Directors at its discretion based on various factors.
We had a board approved stock repurchase program and as of May 7, 2018, we suspended our share repurchases. As of November 1, 2022, the program has expired.
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
Refer to Note 8 for additional information.
Amended Revolving Credit Facility and Term Loans
As of September 30, 2022, we had no outstanding borrowings under our $2.000 billion Amended Revolving Credit Facility.
The amount that we are able to draw down under the Amended Revolving Credit Facility is limited by financial covenants as described in more detail below. As of September 30, 2022, our draw down capacity was $1.489 billion under the Amended Revolving Credit Facility.
Refer to Note 8 of this Form 10-Q and Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 9 of our 2021 Form 10-K, filed on February 28, 2022, for additional information.
Debt Covenants
At September 30, 2022, we were in compliance with all financial and other covenants, including the net debt to credit adjusted EBITDA ratio. At September 30, 2022, our net debt to credit adjusted EBITDA(1) ratio was 3.93 to 1.0 as defined by the credit facility agreements, which is below the relevant level provided by our financial covenants of existing outstanding debt.
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

(DOLLARS IN MILLIONS)	Twelve Months Ended September 30, 2022
Net loss	$(1,756)
Interest expense	305
Income taxes	242
Depreciation and amortization	1,192
Specified items(1)	2,613
Non-cash items(2)	18
Credit Adjusted EBITDA	$2,614
_______________________
(1)Specified items for the 12 months ended September 30, 2022 of $2.613 billion consisted of acquisition related costs, restructuring and other charges, impairment of goodwill, impairment of long-lived assets, shareholder activism related costs, business divestiture costs, employee separation costs, Global Shared Services implementation costs, pension settlement, Frutarom acquisition related costs, N&B inventory step-up costs and integration related costs.
(2)Non-cash items represent all other adjustments to reconcile net (loss) income to net cash provided by operations as presented on the Statements of Cash Flows, including gains on disposal of assets, gains on business disposal and stock-based compensation.

(DOLLARS IN MILLIONS)	September 30, 2022
Total debt(1)	$10,812
Adjustments:
Cash and cash equivalents	538
Net debt	$10,274
_______________________
(1)Total debt used for the calculation of net debt consists of short-term debt, long-term debt, short-term finance lease obligations and long-term finance lease obligations.
Senior Notes
As of September 30, 2022, we had $9.216 billion aggregate principal amount outstanding in senior unsecured notes, with $1.266 billion principal amount denominated in EUR and $7.950 billion principal amount denominated in USD, which includes the N&B Senior Notes assumed as a result of the Merger. The notes bear interest ranging from 1.22% per year to 5.12% per year, with maturities from May 1, 2023 to December 1, 2050. See Note 8 for additional information.
Contractual Obligations
We expect to contribute a total of $5 million to our U.S. pension plans and a total of $33 million to our non-U.S. pension plans during 2022. During the nine months ended September 30, 2022, there were no contributions made to the qualified U.S. pension plans, $22 million of contributions were made to the non-U.S. pension plans, and $3 million of benefit payments were made with respect to our non-qualified U.S. pension plan. We also expect to contribute $4 million to our postretirement benefits other than pension plans during 2022. During the nine months ended September 30, 2022, $2 million of contributions were made to postretirement benefits other than pension plans.
As discussed in Note 16 to the Consolidated Financial Statements, at September 30, 2022, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances, these arrangements are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.

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
Adjusted operating EBITDA and adjusted operating EBITDA margin exclude depreciation and amortization expense, interest expense, other (expense) income, net, restructuring and other charges and certain non-recurring items such as acquisition related costs, gains on sale of assets, impairment of goodwill, impairment of long-lived assets, shareholder activism related costs, business divestiture costs, employee separation costs, Global Shared Services implementation costs, Frutarom acquisition related costs, N&B inventory step-up costs, N&B transaction related costs and integration related costs.
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
•risks related to the integration of the N&B business, including whether we will realize the benefits anticipated from the merger in the expected time frame;
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
We use derivative instruments as part of our interest rate risk management strategy. We have entered into certain cross currency swap agreements in order to mitigate a portion of our net European investments from foreign currency risk. As of September 30, 2022, these swaps were in a net asset position with an aggregate fair value of $10 million. Based on a hypothetical decrease or increase of 10% in the value of the U.S. dollar against the Euro, the estimated fair value of our cross currency swaps would change by approximately $131 million.

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
(b) Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
For information that updates the disclosures set forth under Part I, Item 3. “Legal Proceedings” in our 2021 Annual Report on Form 10-K (the “2021 Form 10-K”), refer to Note 16 to the “Consolidated Financial Statements” in this Form 10-Q.

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

Dated:	November 7, 2022	By:	/s/ Frank Clyburn
Frank Clyburn
Chief Executive Officer and Director (Principal Executive Officer)

Dated:	November 7, 2022	By:	/s/ Glenn Richter
Glenn Richter
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated:	November 7, 2022	By:	/s/ Beril Yildiz
Beril Yildiz
Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)