Form 10-Q
period 2023-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2023-05-10
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No  ☑
Number of shares of common stock outstanding as of May 3, 2023: 255,091,358

INTERNATIONAL FLAVORS & FRAGRANCES INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(DOLLARS IN MILLIONS)	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$590	$483
Restricted cash	16	10
Trade receivables (net of allowances of $54 and $53, respectively)	1,899	1,818
Inventories: Raw materials	1,006	1,073
Work in process	473	442
Finished goods	1,467	1,636
Total Inventories	2,946	3,151
Assets held for sale	1,202	1,200
Prepaid expenses and other current assets	789	770
Total Current Assets	7,442	7,432
Property, plant and equipment, at cost	6,309	6,180
Accumulated depreciation	(2,085)	(1,977)
Property, plant and equipment, net	4,224	4,203
Goodwill	13,458	13,355
Other intangible assets, net	8,968	9,082
Operating lease right-of-use assets	634	636
Other assets	744	699
Total Assets	$35,470	$35,407
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings, overdrafts, and current portion of long-term debt	$1,483	$410
Commercial paper	588	187
Accounts payable	1,197	1,418
Accrued payroll and bonus	218	267
Dividends payable	207	206
Liabilities held for sale	216	212
Other current liabilities	965	1,028
Total Current Liabilities	4,874	3,728
Other Liabilities:
Long-term debt	9,220	10,373
Retirement liabilities	235	231
Deferred income taxes	2,229	2,265
Operating lease liabilities	569	565
Other liabilities	494	472
Total Other Liabilities	12,747	13,906
Commitments and Contingencies (Note 16)
Redeemable non-controlling interests	59	59
Shareholders’ Equity:
Common stock $0.125 par value; 500,000,000 shares authorized; 275,726,629 shares issued as of March 31, 2023 and 275,726,629 shares issued as of December 31, 2022; and 255,067,476 and 254,968,463 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	35	35
Capital in excess of par value	19,844	19,841
Retained earnings	739	955
Accumulated other comprehensive loss	(1,887)	(2,169)
Treasury stock, at cost (20,659,153 and 20,758,166 shares as of March 31, 2023 and December 31, 2022, respectively)	(973)	(978)
Total Shareholders’ Equity	17,758	17,684
Non-controlling interest	32	30
Total Shareholders’ Equity including Non-controlling interest	17,790	17,714
Total Liabilities and Shareholders’ Equity	$35,470	$35,407
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2023	2022
Net sales	$3,027	$3,226
Cost of goods sold	2,063	2,081
Gross profit	964	1,145
Research and development expenses	161	157
Selling and administrative expenses	454	459
Amortization of acquisition-related intangibles	171	186
Restructuring and other charges	52	2
Gains on sale of fixed assets	(5)	—
Operating profit	131	341
Interest expense	111	72
Other expense (income), net	6	(16)
Income before taxes	14	285
Provision for income taxes	22	39
Net (loss) income	(8)	246
Net income attributable to non-controlling interests	1	2
Net (loss) income attributable to IFF shareholders	$(9)	$244

Net (loss) income per share - basic	$(0.04)	$0.96
Net (loss) income per share - diluted	$(0.04)	$0.96
Average number of shares outstanding - basic	255	255
Average number of shares outstanding - diluted	255	255

Statements of Comprehensive Income
Net (loss) income	$(8)	$246
Other comprehensive income (loss), after tax:
Foreign currency translation adjustments	284	(199)
Pension and postretirement liability adjustment	(2)	—
Other comprehensive income (loss)	282	(199)
Comprehensive income	274	47
Net income attributable to non-controlling interests	1	2
Comprehensive income attributable to IFF shareholders	$273	$45

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2023	2022
Cash flows from operating activities:
Net (loss) income	$(8)	$246
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation and amortization	276	303
Deferred income taxes	(28)	(65)
Gains on sale of fixed assets	(5)	—
Losses on business divestitures	14	—
Stock-based compensation	12	9
Pension contributions	(7)	(8)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(63)	(272)
Inventories	219	(311)
Accounts payable	(144)	178
Accruals for incentive compensation	(70)	(101)
Other current payables and accrued expenses	(51)	39
Other assets/liabilities, net	(18)	(22)
Net cash provided by (used in) operating activities	127	(4)
Cash flows from investing activities:
Additions to property, plant and equipment	(175)	(132)
Additions to intangible assets	—	(2)
Proceeds from disposal of assets	7	2
Cash provided by the Merger with N&B	—	11
Net proceeds received from business divestiture	1	—
Net cash used in investing activities	(167)	(121)
Cash flows from financing activities:
Cash dividends paid to shareholders	(206)	(201)
Increase (decrease) in revolving credit facility and short-term borrowings	(100)	1
Proceeds from issuance of commercial paper (maturities after three months)	—	155
Repayments of commercial paper (maturities after three months)	—	(75)
Net borrowings of commercial paper (maturities less than three months)	393	227
Deferred financing costs	(2)	—
Employee withholding taxes paid	(6)	(13)
Other, net	(1)	1
Net cash provided by financing activities	78	95
Effect of exchange rate changes on cash, cash equivalents and restricted cash	27	(24)
Net change in cash, cash equivalents and restricted cash	65	(54)
Cash, cash equivalents and restricted cash at beginning of year	552	716
Cash, cash equivalents and restricted cash at end of period	$617	$662
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$66	$45
Income taxes paid	227	78
Accrued capital expenditures	71	64
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2022	275,726,629	$35	$19,826	$3,641	$(1,423)	(21,152,645)	$(997)	$35	$21,117
Net income				244				2	246
Cumulative translation adjustment					(199)				(199)
Cash dividends declared ($0.79 per share)				(202)					(202)
Stock options/SSARs			9			80,153	4		13
Vested restricted stock units and awards			(22)			150,610	7		(15)
Stock-based compensation			9						9
Purchases of NCI			1					(5)	(4)
Balance at March 31, 2022	275,726,629	$35	$19,823	$3,683	$(1,622)	(20,921,882)	$(986)	$32	$20,965

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2023	275,726,629	$35	$19,841	$955	$(2,169)	(20,758,166)	$(978)	$30	$17,714
Net (loss)				(9)				1	(8)
Cumulative translation adjustment					284				284
Pension liability and postretirement adjustment; net of tax of $0					(2)				(2)
Cash dividends declared ($0.81 per share)				(207)					(207)
Stock options/SSARs			(5)			55,617	3		(2)
Vested restricted stock units and awards			(4)			43,396	2		(2)
Stock-based compensation			12						12
Dividends paid on non-controlling interest and Other								1	1
Balance at March 31, 2023	275,726,629	$35	$19,844	$739	$(1,887)	(20,659,153)	$(973)	$32	$17,790

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
Basis of Presentation
The accompanying interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the related notes included in our 2022 Annual Report on Form 10-K (“2022 Form 10-K”).
The interim Consolidated Financial Statements are unaudited. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted, if not materially different from the 2022 Form 10-K. The year-end balance sheet data included in this Form 10-Q was derived from the audited financial statements. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim Consolidated Financial Statements, have been made.
Reporting Periods
The Company uses a calendar year of the twelve-month period from January 1 to December 31.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The inputs into the Company’s judgments and estimates take into account the current economic implications of the novel coronavirus (“COVID-19”), the events in Russia and Ukraine, and the ongoing adverse macroeconomic impacts on our critical and significant accounting estimates, including estimates associated with future cash flows that are used in assessing the risk of impairment of certain assets. Actual results could differ from those estimates.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash reported in the Company’s balance sheet as of March 31, 2023, December 31, 2022, March 31, 2022 and December 31, 2021 were as follows:

(DOLLARS IN MILLIONS)	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
Current assets
Cash and cash equivalents	$590	$483	$657	$711
Cash and cash equivalents included in Assets held for sale	4	52	—	—
Restricted cash	16	10	4	4
Non-current assets
Restricted cash included in Other assets	7	7	1	1
Cash, cash equivalents and restricted cash	$617	$552	$662	$716

Accounts Receivable
The Company has various factoring agreements in the U.S. and The Netherlands under which it can factor up to approximately €250 million in receivables (“Company’s own factoring agreements”). In addition, the Company utilizes factoring agreements sponsored by certain customers. Under all of the arrangements, the Company sells the receivables on a non-recourse basis to unrelated financial institutions and accounts for the transactions as a sale of receivables. The applicable receivables are removed from the Company’s Consolidated Balance Sheets when the cash proceeds are received by the Company.
The Company sold a total of approximately $445 million and $333 million of receivables under the Company’s own factoring agreements and customer sponsored factoring agreements for the three months ended March 31, 2023 and 2022, respectively. The cost of participating in these programs was approximately $5 million and $1 million for the three months ended March 31, 2023 and 2022, respectively, and is included as a component of interest expense. Under the Company’s own factoring agreements, it sold approximately $197 million and $87 million of receivables for the three months ended March 31, 2023 and 2022, respectively. The outstanding principal amounts of receivables under the Company’s own factoring agreements amounted to approximately $163 million and $157 million as of March 31, 2023 and December 31, 2022, respectively. The proceeds from the sales of receivables are included in net cash from operating activities in the Consolidated Statements of Cash Flows.
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
As of March 31, 2023 and December 31, 2022, the Company’s gross accounts receivable was $1.953 billion and $1.871 billion, respectively. The Company’s contract assets and contract liabilities as of March 31, 2023 and December 31, 2022 were not material.

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
The Company also considers current and future economic conditions in the determination of the allowance. At March 31, 2023, the Company reported $1.899 billion of trade receivables, net of allowances of $54 million. Based on the aging analysis as of March 31, 2023, less than 1% of the Company’s accounts receivable were past due by over 365 days based on the payment terms of the invoice.

The following is a rollforward of the Company’s allowances for bad debts for the three months ended March 31, 2023:

(DOLLARS IN MILLIONS)	Allowances for Bad Debts
Balance at December 31, 2022	$53
Bad debt expense(1)	1
Balance at March 31, 2023	$54
_______________________
(1)The bad debt expense included approximately $9 million related to expected credit losses on receivables from certain customers in Egypt, offset by approximately $8 million of reversals of allowances on receivables from customers located in Russia and Ukraine. The Company will continue to evaluate its credit exposure related to Egypt, Russia and Ukraine.
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
Allowances for Bad Debts
As of March 31, 2023, the Company had a reserve of approximately $3 million related to expected credit losses on receivables from customers located in Russia and Ukraine. The Company will continue to evaluate its credit exposure related to Russia and Ukraine.
Recent Accounting Pronouncements
In December 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” The ASU was issued to provide an update on ASU 2020-04 and ASU 2021-01 that were issued in March 2020 and January 2021, respectively, which provided optional accounting guidance for a limited period of time to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions to existing accounting requirements for contract modifications and hedge accounting related to transitioning from discontinued reference rates, such as London Interbank Offered Rate (“LIBOR”), to alternative reference rates, if certain criteria are met. With the issuance of ASU 2022-06, the sunset date of Topic 848 has been deferred from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. On March 23, 2023, the Company amended certain existing debt agreements where the interest rate benchmark was updated from LIBOR to the Secured Overnight Financing Rate (“Term SOFR”). The Company had adopted Topic 848 and also applied it to its recent amendments of its debt agreements. See Note 8 for additional information on the amendments to the debt agreements.

In September 2022, the FASB issued ASU 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow users of the financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. The buyer should disclose qualitative and quantitative information about its supplier finance programs. The ASU requires the buyer’s annual disclosure to include a rollforward of the obligations under the supplier finance programs during the annual period, including the amount of obligations confirmed and subsequently paid. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023, and early adoption is permitted. The Company has adopted this guidance on January 1, 2023, which did not have a material impact on its Consolidated Financial Statements. As of March 31, 2023, the Company did not have any obligations under supplier finance programs.

NOTE 2. NET (LOSS) INCOME PER SHARE
A reconciliation of the shares used in the computation of basic and diluted net (loss) income per share is as follows:

	Three Months Ended March 31,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2023	2022
Net (Loss) Income
Net (loss) income available to IFF shareholders	$(9)	$244
Shares
Weighted average common shares outstanding (basic)	255	255
Weighted average shares assuming dilution (diluted)	255	255

Net (Loss) Income per Share
Net (loss) income per share - basic	$(0.04)	$0.96
Net (loss) income per share - diluted	(0.04)	0.96
The Company declared a quarterly dividend to its shareholders of $0.81 and $0.79 per share for the three months ended March 31, 2023 and 2022, respectively.
There were approximately 0.3 million potentially dilutive securities excluded from the computation of diluted net loss per share for the three months ended March 31, 2023 because there was a net loss attributable to IFF for the period and, as such, the inclusion of these securities would have been anti-dilutive.
For the three months ended March 31, 2023 and 2022, there were approximately 0.4 million and 0.2 million share equivalents, respectively, that had an anti-dilutive effect and therefore were excluded from the computation of diluted net (loss) income per share.
The Company has issued shares of Purchased Restricted Stock Units (“PRSUs”) which contain rights to non-forfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method.
The Company did not present the two-class method since there was no difference between basic net (loss) income per share for both unrestricted common shareholders and PRSU shareholders for the three months ended March 31, 2023 and 2022. There was no difference between diluted net loss per share for both unrestricted common shareholders and PRSU shareholders for the three months ended March 31, 2023. The difference between diluted net income per share for both unrestricted common shareholders and PRSU shareholders for the three months ended March 31, 2022 was less than $0.01 per share. In addition, the number of PRSUs outstanding as of March 31, 2023 and 2022 was not material. Net loss allocated to such PRSUs was not material for the three months ended March 31, 2023. Net income allocated to such PRSUs was not material for the three months ended March 31, 2022.

NOTE 3. BUSINESS DIVESTITURE
Divestiture of Microbial Control
The Company completed the divestiture of the Microbial Control business unit on July 1, 2022, which was acquired as part of the Company’s merger with Nutrition and Biosciences, Inc. (“N&B”), a wholly-owned subsidiary of DuPont, in 2021 (the “Merger”), and received net cash proceeds of approximately $1.169 billion. The Company also entered into transition services agreements with the buyer for providing certain general accounting, information technology and other services up to 19 months following the date of the sale for minimal consideration. The fair value of these transition services agreements was determined to be approximately $36 million, which was adjusted against the sale consideration and recognized as deferred transition services income. For the three months ended March 31, 2023, the transition services income under the transition services agreements was approximately $5 million and was recognized as a reduction to the costs incurred to provide services under the transition services agreements, which was included in Selling and administrative expenses on the Consolidated Statements of (Loss) Income and Comprehensive Income.
Liquidation of a Business in Russia
As part of the liquidation of a business in Russia in preparation for the sale of the portion of the Savory Solutions business, as disclosed in Note 18, the Company recognized a pre-tax loss of approximately $10 million presented in other expense (income), net, and approximately $2 million of tax benefits presented in provision for income taxes on the Consolidated Statements of (Loss) Income and Comprehensive Income for the three months ended March 31, 2023.

NOTE 4.    RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges primarily consist of separation costs for employees including severance, outplacement and other employee benefit costs (“Severance”), charges related to the write-down of fixed assets of plants to be closed (“Fixed asset write-down”) and all other related restructuring (“Other”) costs. All restructuring and other charges are separately stated on the Consolidated Statements of (Loss) Income and Comprehensive Income.
Frutarom Integration Initiative
In connection with the acquisition of Frutarom, the Company executed an integration plan that, among other initiatives, sought to optimize its manufacturing network (the “Frutarom Integration Initiative”). Since the inception of the initiative through March 31, 2023, the Company closed 22 sites and expensed total costs of approximately $36 million. As of March 31, 2023, the Frutarom Integration Initiative is complete.
N&B Merger Restructuring Liability
For the three months ended March 31, 2023, the Company had approximately $1 million of reversal to charges related to severance. Since the inception of the restructuring activities, there have been a total of approximately 215 headcount reductions and the Company has expensed approximately $44 million.
2023 Restructuring Program
In December 2022, the Company announced a restructuring program mainly related to headcount reduction to improve its organizational and operating structure, drive efficiencies and achieve cost savings. For the three months ended March 31, 2023, the Company incurred approximately $57 million of charges related to severance and there have been a total of approximately 600 actual and planned headcount reductions. The Company expects to incur a majority of the costs for the 2023 Restructuring Program in the current year.

Changes in Restructuring Liabilities
Changes in restructuring liabilities during the three months ended March 31, 2023 were as follows:

(DOLLARS IN MILLIONS)	Balance at December 31, 2022	Additional Charges (Reversals), Net	Cash Payments	Balance at March 31, 2023
Frutarom Integration Initiative
Severance	$4	$(3)	$(1)	$—
Other Restructuring Charges
Severance	1	(1)	—	—
N&B Merger Restructuring Liability
Severance	9	(1)	(6)	2
Other	1	—	—	1
2023 Restructuring Program
Severance	—	57	(1)	56
Total Restructuring and other charges	$15	$52	$(8)	$59
Restructuring liabilities are presented in “Other current liabilities” on the Consolidated Balance Sheets.
Charges by Segment
The following table summarizes the total amount of costs incurred in connection with these restructuring programs and activities by segment:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2023	2022
Nourish	$30	$2
Health & Biosciences	10	—
Scent	10	—
Pharma Solutions	2	—
Total Restructuring and other charges	$52	$2

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of the following amounts:

(DOLLARS IN MILLIONS)	March 31, 2023	December 31, 2022
Asset Type
Land	$191	$199
Buildings and improvements	1,730	1,697
Machinery and equipment	3,419	3,344
Information technology	329	291
Construction in process	640	649
Total Property, plant and equipment	6,309	6,180
Accumulated depreciation	(2,085)	(1,977)
Total property, plant and equipment, net	$4,224	$4,203
Depreciation expense was $105 million and $117 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill attributable to each reportable segment for the three months ended March 31, 2023 were as follows:

(DOLLARS IN MILLIONS)	Nourish	Health & Biosciences	Scent	Pharma Solutions	Total
Balance at December 31, 2022	$6,050	$4,321	$1,745	$1,239	$13,355
Transferred to assets held for sale	(4)	—	—	—	(4)
Foreign exchange	50	32	11	14	107
Balance at March 31, 2023	$6,096	$4,353	$1,756	$1,253	$13,458
Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	March 31,	December 31,
(DOLLARS IN MILLIONS)	2023	2022
Asset Type
Customer relationships	$8,367	$8,318
Technological know-how	2,356	2,339
Trade names & patents	360	358
Other	49	47
Total carrying value	11,132	11,062
Accumulated Amortization
Customer relationships	(1,366)	(1,252)
Technological know-how	(648)	(589)
Trade names & patents	(106)	(97)
Other	(44)	(42)
Total accumulated amortization	(2,164)	(1,980)
Other intangible assets, net	$8,968	$9,082
Amortization
Amortization expense was $171 million and $186 million for the three months ended March 31, 2023 and 2022, respectively.
Amortization expense for the next five years is expected to be as follows:

(DOLLARS IN MILLIONS)	2023	2024	2025	2026	2027
Estimated future intangible amortization expense	$527	$702	$699	$697	$598

NOTE 7.    OTHER CURRENT ASSETS AND LIABILITIES, AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	March 31, 2023	December 31, 2022
Value-added tax receivable	$183	$212
Income tax receivable	152	129
Packaging materials and supplies	155	148
Prepaid expenses	163	144
Other	136	137
Total	$789	$770

Other assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	March 31, 2023	December 31, 2022
Deferred income taxes	$188	$158
Overfunded pension plans	180	180
Cash surrender value of life insurance contracts	46	45
Finance lease right-of-use assets	21	22
Equity method investments	11	10
Other(1)	298	284
Total	$744	$699
_______________________
(1)Includes land usage rights in China, long-term deposits and receivables on certain derivative instruments.

Other current liabilities consisted of the following amounts:

(DOLLARS IN MILLIONS)	March 31, 2023	December 31, 2022
Rebates and incentives payable	$92	$99
Value-added tax payable	73	65
Interest payable	81	55
Current pension and other postretirement benefit obligation	12	10
Accrued insurance (including workers’ compensation)	10	9
Accrued restructuring	59	15
Current operating lease obligation	84	86
Accrued freight	19	18
Accrued commissions payable	10	11
Accrued income taxes	160	313
Accrued expenses payable	289	256
Other	76	91
Total	$965	$1,028

NOTE 8.    DEBT
Debt consisted of the following:

(DOLLARS IN MILLIONS)	Effective Interest Rate	March 31, 2023	December 31, 2022
2023 Notes(1)	3.30%	$300	$300
2024 Euro Notes(1)	1.88%	542	532
2025 Notes(1)	1.22%	1,000	1,000
2026 Euro Notes(1)	1.93%	864	845
2027 Notes(1)	1.56%	1,214	1,215
2028 Notes(1)	4.57%	398	398
2030 Notes(1)	2.21%	1,509	1,510
2040 Notes(1)	3.04%	773	774
2047 Notes(1)	4.44%	495	495
2048 Notes(1)	5.12%	787	787
2050 Notes(1)	3.21%	1,570	1,571
2024 Term Loan Facility(2)	3.75%	625	625
2026 Term Loan Facility(2)	5.08%	625	625
Revolving Credit Facility(3)		—	100
Commercial paper(4)		588	187
Bank overdrafts and other		1	6
Total debt		11,291	10,970
Less: Short-term borrowings(5)		(2,071)	(597)
Total Long-term debt		$9,220	$10,373
_______________________
(1)Amount is net of unamortized discount and debt issuance costs.
(2)Amount is recorded at fair value.
(3)The interest rate on the Amended Revolving Credit Facility is, at the applicable borrower's option, a per annum rate equal to either (x) an eurocurrency rate plus an applicable margin varying from 1.000% to 1.625% or (y) a base rate plus an applicable margin varying from 0.000% to 0.625%, in each case depending on the public debt ratings for non-credit enhanced long-term senior unsecured debt issued by the Company.
(4)The effective interest rate of commercial paper issuances fluctuates as short-term interest rates and demand fluctuate, and deferred debt issuance costs are immaterial. Additionally, the effective interest rate of commercial paper is not meaningful as issuances do not materially differ from short-term interest rates.
(5)Includes bank borrowings, commercial paper, overdrafts and current portions of long-term debt.
Commercial Paper
For the three months ended March 31, 2023, the Company had gross issuances of $1.320 billion and repayments of $919 million under the Commercial Paper Program. The commercial paper issued had original maturities of less than 86 days. For the three months ended March 31, 2022, the Company had gross issuances of $873 million and repayments of $566 million.
The Commercial Paper Program is backed by the borrowing capacity available under the Revolving Credit Facility. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense.
Amendments to Existing Credit Agreements
Amendments to Existing Term Loan Credit Agreement
On March 23, 2023, the Company entered into Amendment No. 3 (“Term Loan Amendment No. 3”) and Amendment No. 4 (“Term Loan Amendment No. 4”, and together with Term Loan Amendment No. 3, the “Term Loan Amendments”) to amend that certain term loan credit agreement, dated January 17, 2020 (as amended by that certain Amendment No. 1 to Credit Agreement, dated August 25, 2020, as further amended by that certain Amendment No. 2 to Credit Agreement, dated August 4, 2022, as further supplemented by that certain Icon Debt Assumption Supplement, dated March 4, 2021, the “Existing Term Loan Credit Agreement”, and the Existing Term Loan Credit Agreement, as amended by the Term Loan Amendments, the “Term Loan Credit Agreement”), among the Company (as successor to Nutrition & Biosciences, Inc.), the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.

Term Loan Amendment No. 3, among other things, extends the period during which certain relief is provided with respect to the financial covenant contained in the Existing Term Loan Credit Agreement through December 31, 2024, or such earlier date on which the Company elects to terminate such period (the “Term Loan Covenant Relief Period”), by providing that during the Term Loan Covenant Relief Period, the Company’s consolidated leverage ratio shall not exceed as of the end of the fiscal quarter for the period of the four fiscal quarters then ended: (i) 5.25x for any fiscal quarter ending on or before June 30, 2023, (ii) 5.00x for the fiscal quarter ending September 30, 2023, (iii) 4.75x for any subsequent fiscal quarter ending on or before March 31, 2024, (iv) 4.50x for the fiscal quarter ending June 30, 2024, (v) 4.25x for the fiscal quarter ending September 30, 2024 and (vi) 4.00x for the fiscal quarter ending December 31, 2024. During the Term Loan Covenant Relief Period, Term Loan Amendment No. 3 also prohibits the Company from (i) effecting any share repurchases and (ii) creating liens to secure debt in excess of the greater of $400 million and 5.00% of Consolidated Net Tangible Assets (as defined in the Term Loan Credit Agreement), in each case subject to certain exceptions set forth therein. The Company was in compliance with all covenants as of March 31, 2023.
Term Loan Amendment No. 4, among other things, replaces LIBOR with Term SOFR (as defined in the Term Loan Credit Agreement) as the reference rate for U.S. dollar-denominated loans. From March 23, 2023, loans under the Term Loan Credit Agreement now bear interest at a base rate or a rate equal to Term SOFR plus an adjustment of 0.10% per annum, plus, in each case, an applicable margin based on the Company's public debt rating. Loans may be prepaid without premium or penalty, subject to customary breakage costs.
Amendments to Existing Revolving Credit Facility
On March 23, 2023, the Company and certain of its subsidiaries entered into Amendment No. 2 (“Revolver Amendment No. 2”) and Amendment No. 3 (“Revolver Amendment No. 3”, and together with Revolver Amendment No. 2, the “Revolver Amendments”) to amend that certain Third Amended and Restated Credit Agreement, dated July 28, 2021 (as amended by that certain Amendment No. 1 to Credit Agreement, dated August 4, 2022, the “Existing Revolving Credit Agreement”, and the Existing Revolving Credit Agreement, as amended by the Revolver Amendments, the “Revolving Credit Agreement”), among the Company and certain of its subsidiaries (collectively, the “Loan Parties”), the lenders party thereto and Citibank, N.A., as administrative agent.
Revolver Amendment No. 2, among other things, extends the period during which certain relief is provided with respect to the financial covenant contained in the Existing Revolving Credit Agreement through December 31, 2024, or such earlier date on which the Company elects to terminate such period (the “Revolver Covenant Relief Period”), by providing that during the Revolver Covenant Relief Period, the Company’s consolidated leverage ratio shall not exceed as of the end of the fiscal quarter for the period of the four fiscal quarters then ended: (i) 5.25x for any fiscal quarter ending on or before June 30, 2023, (ii) 5.00x for the fiscal quarter ending September 30, 2023, (iii) 4.75x for any subsequent fiscal quarter ending on or before March 31, 2024, (iv) 4.50x for the fiscal quarter ending June 30, 2024, (v) 4.25x for the fiscal quarter ending September 30, 2024 and (vi) 4.00x for the fiscal quarter ending December 31, 2024. During the Revolver Covenant Relief Period, Revolver Amendment No. 2 also prohibits the Loan Parties from (i) effecting any share repurchases and (ii) creating liens to secure debt in excess of the greater of $400 million and 5.00% of Consolidated Net Tangible Assets (as defined in the Revolving Credit Agreement), in each case subject to certain exceptions set forth therein. The Company was in compliance with all covenants as of March 31, 2023.
Revolver Amendment No. 3, among other things, replaces LIBOR with Term SOFR (as defined in the Revolving Credit Agreement) as the reference rate for U.S. dollar-denominated loans. From March 23, 2023, loans under the Revolving Credit Agreement now bear interest at a base rate or, in the case of U.S. dollar-denominated loans, a rate equal to Term SOFR plus an adjustment of 0.10% per annum or, in the case of euro-denominated loans, the Euro interbank offered rate, plus, in each case, an applicable margin based on the Company’s public debt rating. Loans may be prepaid without premium or penalty, subject to customary breakage costs.
For the three months ended March 31, 2023, the Company had issuances of $400 million and repayments of $500 million under the Revolving Credit Facility. For the three months ended March 31, 2022, the Company had no borrowings issuances and no repayments.
Subsequent Events
On May 1, 2023, the Company made a $300 million debt repayment related to the 2023 Notes at maturity, which was funded from the issuance of $400 million under the Revolving Credit Facility.

NOTE 9.   LEASES
The Company has leases for corporate offices, manufacturing facilities, research and development facilities and certain transportation and office equipment. The Company’s leases have remaining lease terms of up to 50 years, some of which include options to extend the leases for up to 7 years.

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
(DOLLARS IN MILLIONS)	March 31, 2023	March 31, 2022
Operating lease cost	$49	$47
Finance lease cost	2	2
Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Three Months Ended
(DOLLARS IN MILLIONS)	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$33	$35
Financing cash flows for finance leases	2	2
Right-of-use assets obtained in exchange for lease obligations
Operating leases	23	18
Finance leases	2	1
Operating lease right-of-use assets are presented in “Operating lease right-of-use assets” and finance lease right-of-use assets are presented in “Other assets” on the Consolidated Balance Sheets. Operating lease liabilities are presented in “Operating lease liabilities” and finance lease liabilities are presented in “Other liabilities” on the Consolidated Balance Sheets. Any other current liabilities related to operating and finance lease liabilities are presented in “Other current liabilities” on the Consolidated Balance Sheets.

NOTE 10. INCOME TAXES
The effective tax rate for the three months ended March 31, 2023 was 157.1%, which was primarily driven by tax expenses relating to planned business divestitures and changes in the mix of income and losses, some of which do not give rise to tax benefits due to valuation allowances.
As of March 31, 2023, the Company had approximately $109 million of unrecognized tax benefits recorded in Other liabilities and approximately $5 million recorded to Other current liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
As of March 31, 2023, the Company had accrued interest and penalties of approximately $35 million classified in Other liabilities and approximately $2 million classified in Other current liabilities.
As of March 31, 2023, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was approximately $151 million associated with tax positions asserted in various jurisdictions.
The Company regularly repatriates earnings from non-U.S. subsidiaries. As the Company repatriates these funds to the U.S., they will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of March 31, 2023, the Company had a deferred tax liability of approximately $174 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.

NOTE 11.    STOCK COMPENSATION PLANS
The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include PRSUs, Restricted Stock Units (“RSUs”), Stock-Settled Appreciation Rights (“SSARs”) and Long-Term Incentive Plan awards. Liability-based awards outstanding under the plans are cash-settled RSUs.

Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2023	2022
Total stock-based compensation expense	$12	$9
Less: Tax benefit	(2)	(2)
Total stock-based compensation expense, after tax	$10	$7

As of March 31, 2023, there was approximately $58 million of total unrecognized compensation cost related to non-vested awards granted under the equity incentive plans.

NOTE 12. SEGMENT INFORMATION
The Company is organized into four reportable operating segments: Nourish, Health & Biosciences, Scent and Pharma Solutions. These segments align with the internal structure to manage these businesses. The Company’s Chief Operating Decision Maker regularly reviews financial information to allocate resources and assess performance utilizing these segments.
Nourish is comprised of three business units, Ingredients, Flavors and Food Designs, with a diversified portfolio across natural and plant-based specialty food ingredients, flavor compounds, and savory solutions and inclusions, respectively. Ingredients provide texturizing solutions to the food industry, food protection solutions used in food and beverage products, specialty soy and pea protein with value-added formulations, emulsifiers and sweeteners. Flavors provide a range of flavor compounds and natural taste solutions that are ultimately used by IFF’s customers in savory products, beverages, sweets and dairy products. Flavors also provide value-added spices and seasoning ingredients for meat, food service, convenience, alternative protein and culinary products. Food Designs provide savory solution products such as spices, sauces, marinades and mixtures. Additionally, Food Designs provide inclusion products that help with taste and texture by, among other things, combining flavorings with fruit, vegetables, and other natural ingredients for a wide range of food products, such as health snacks, baked goods, cereals, pastries, ice cream and other dairy products.
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
Pharma Solutions is comprised of a vast portfolio, including cellulosics and seaweed-based pharmaceutical excipients, used to improve the functionality and delivery of active pharmaceutical ingredients, including controlled or modified drug release formulations, and enabling the development of more effective pharmaceutical finished dosage formats. Pharma Solutions excipients are used in prescription and over-the-counter pharmaceuticals and dietary supplements. Pharma Solutions products also serve a variety of other specialty and industrial end-uses including coatings, inks, electronics, agriculture and consumer products.

Reportable segment information was as follows:

	Three Months Ended
	March 31,
(DOLLARS IN MILLIONS)	2023	2022
Net sales:
Nourish	$1,653	$1,731
Health & Biosciences	513	661
Scent	608	585
Pharma Solutions	253	249
Consolidated	$3,027	$3,226
Segment Adjusted Operating EBITDA:
Nourish	$208	$329
Health & Biosciences	131	192
Scent	105	116
Pharma Solutions	59	65
Total	503	702
Depreciation & Amortization	(276)	(303)
Interest Expense	(111)	(72)
Other (Expense) Income, net	(6)	16
Restructuring and Other Charges (a)	(52)	(2)
Acquisition, Divestiture and Integration Related Costs (b)	(31)	(49)
Strategic Initiatives Costs (c)	(13)	—
Regulatory Costs (d)	(5)	—
Other (e)	5	(7)
Income Before Taxes	$14	$285
_______________________

(a)	For 2023 and 2022, represents costs primarily related to severance as part of the Company's restructuring efforts.
(b)
For 2023 and 2022, primarily represents costs related to the Company's actual and planned acquisitions, sales and planned sales of businesses and integration related activities primarily for Frutarom and N&B. These costs primarily consisted of external consulting fees, professional and legal fees and salaries of individuals who are fully dedicated to such efforts. For 2023, integration costs primarily relate to IT costs for the N&B integration. For the three months ended March 31, 2023, business divestiture and integration related costs were approximately $21 million and $10 million, respectively. For the three months ended March 31, 2022, business divestiture, integration related and acquisition related costs were $30 million, $18 million and $1 million, respectively.

(c)	Represents costs related to the Company's strategic assessment and business portfolio optimization efforts and reorganizing the Global Shared Services Centers, primarily consulting fees.
(d)	Represents costs primarily related to legal fees incurred for the ongoing investigations of the fragrance businesses.
(e)	For 2023, represents gains from sale of fixed assets. For 2022, represents shareholder activist related costs, primarily professional fees, and severance costs, including accelerated stock compensation expense, for certain executives who have been separated from the Company.

Net sales, which are attributed to individual regions based upon the destination of product delivery, were as follows:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2023	2022
Europe, Africa and Middle East	$1,070	$1,128
Greater Asia	688	744
North America	905	1,002
Latin America	364	352
Consolidated	$3,027	$3,226

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2023	2022
Net sales related to the U.S.	$871	$901
Net sales attributed to all foreign countries	2,156	2,325
No non-U.S. country had net sales greater than 6% of total consolidated net sales for the three months ended March 31, 2023 and 2022.

NOTE 13. EMPLOYEE BENEFITS
Pension and other defined contribution retirement plan expenses included the following components:

(DOLLARS IN MILLIONS)	U.S. Plans
	Three Months Ended March 31,
	2023	2022
Interest cost on projected benefit obligation(2)	$7	$4
Expected return on plan assets(2)	(8)	(5)
Net amortization and deferrals(2)	—	2
Net periodic benefit (income) cost	$(1)	$1

(DOLLARS IN MILLIONS)	Non-U.S. Plans
	Three Months Ended March 31,
	2023	2022
Service cost for benefits earned(1)	$5	$9
Interest cost on projected benefit obligation(2)	9	5
Expected return on plan assets(2)	(12)	(11)
Net amortization and deferrals(2)	—	3
Net periodic benefit (income) cost	$2	$6
_______________________
(1)Included as a component of Operating profit.
(2)Included as a component of Other expense (income), net.
The Company expects to contribute a total of $5 million to its U.S. pension plans and a total of $32 million to its non-U.S. pension plans during 2023. During the three months ended March 31, 2023, no contributions were made to the qualified U.S. pension plans, $6 million of contributions were made to the non-U.S. pension plans, and $1 million of benefit payments were made with respect to the Company’s non-qualified U.S. pension plan.
(Income) expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2023	2022
Interest cost on projected benefit obligation	$1	$—
Net amortization and deferrals	(1)	(1)
Total postretirement benefit (income) expense	$—	$(1)
The Company expects to contribute $3 million to its postretirement benefits other than pension plans during 2023. In the three months ended March 31, 2023, $1 million of contributions were made.

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
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company determines the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the London Interbank Offer Rate (“LIBOR”) swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. The Company does not have any instruments classified as Level 3, other than those included in pension asset trusts as discussed in Note 15 of the Company’s 2022 Form 10-K.
These valuations take into consideration the Company’s credit risk and its counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in its own credit risk (or instrument-specific credit risk) was not material as of March 31, 2023.

The carrying values and the estimated fair values of financial instruments at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023		December 31, 2022
(DOLLARS IN MILLIONS)	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 1
Cash and cash equivalents(1)	$590	$590	$483	$483
LEVEL 2
Credit facilities and bank overdrafts(2)	1	1	106	106
Derivatives
Derivative assets(3)	22	22	20	20
Derivative liabilities(3)	65	65	56	56
Commercial paper(2)	588	588	187	187
Long-term debt:
2023 Notes(4)	300	299	300	298
2024 Euro Notes(4)	542	531	532	519
2025 Notes(4)	1,000	895	1,000	884
2026 Euro Notes(4)	864	789	845	774
2027 Notes(4)	1,214	1,020	1,215	1,006
2028 Notes(4)	398	383	398	380
2030 Notes(4)	1,509	1,205	1,510	1,188
2040 Notes(4)	773	535	774	535
2047 Notes(4)	495	393	495	390
2048 Notes(4)	787	689	787	685
2050 Notes(4)	1,570	1,022	1,571	1,021
2024 Term Loan Facility(5)	625	625	625	625
2026 Term Loan Facility(5)	625	625	625	625
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

Hedges Related to Issuances of Debt
As of March 31, 2023, the Company designated approximately $1.406 billion of Euro Notes as a hedge of a portion of its net European investments. Accordingly, the change in the value of the debt that is attributable to foreign exchange movements is recorded in OCI as a component of foreign currency translation adjustments in the accompanying Consolidated Statements of (Loss) Income and Comprehensive Income.
Cross Currency Swaps
The Company has twelve EUR/USD cross currency swaps with a notional value of $1.400 billion that mature through November 2030. The swaps all qualified as net investment hedges in order to mitigate a portion of the Company’s net European investments from foreign currency risk. As of March 31, 2023, the twelve swaps were in a net liability position with an aggregate fair value of $41 million, which were classified as Other assets and Other liabilities on the Consolidated Balance Sheets. Changes in fair value related to cross currency swaps are recorded in OCI.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of March 31, 2023 and December 31, 2022:

(DOLLARS IN MILLIONS)	March 31, 2023	December 31, 2022
Foreign currency contracts(1)	$86	$92
Commodity contracts(1)	8	(1)
Cross currency swaps	1,400	1,400
_______________________
(1)Foreign currency contracts and commodity contracts are presented net of contracts bought and sold.
The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected on the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022:

	March 31, 2023
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Cross currency swaps	$22	$—	$22
Derivative liabilities(2)
Foreign currency contracts	$—	$2	$2
Cross currency swaps	63	—	63
Total derivative liabilities	$63	$2	$65

	December 31, 2022
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency contracts	$—	$1	$1
Cross currency swaps	19	—	19
Total derivative assets	$19	$1	$20
Derivative liabilities(2)
Cross currency swaps	$56	$—	$56
 _______________________
(1)Derivative assets are recorded to Other assets on the Consolidated Balance Sheets.
(2)Derivative liabilities are recorded to Other liabilities on the Consolidated Balance Sheets.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statements of (Loss) Income and Comprehensive Income for the three months ended March 31, 2023 and 2022:

	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Three Months Ended March 31,
	2023	2022
Foreign currency contracts(1)	$—	$2	Other expense (income), net
_______________________
(1)The foreign currency contract net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.
The following table shows the effect of the Company’s derivative and non-derivative instruments designated as net investment hedging instruments, net of tax, in the Consolidated Statements of (Loss) Income and Comprehensive Income for the three months ended March 31, 2023 and 2022:

	Amount of Gain (Loss) Recognized in OCI on Derivative and Non-Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2023	2022		2023	2022
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	$(3)	$(1)	N/A	$—	$—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	(9)	9	N/A	—	—
2021 Euro Notes & 2026 Euro Notes	(14)	14	N/A	—	—
Total	$(26)	$22		$—	$—

The ineffective portion of the above noted net investment hedges was not material during the three months ended March 31, 2023 and 2022.
At March 31, 2023, based on current market rates, the Company does not expect any derivative losses (net of tax), included in AOCI, to be reclassified into earnings within the next 12 months.

NOTE 15.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present changes in the accumulated balances for each component of other comprehensive (loss) income, including current period other comprehensive (loss) income and reclassifications out of accumulated other comprehensive loss:

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2022	$(2,037)	$1	$(133)	$(2,169)
OCI before reclassifications	284	—	(1)	283
Amounts reclassified from AOCI	—	—	(1)	(1)
Net current period other comprehensive income (loss)	284	—	(2)	282
Accumulated other comprehensive (loss) income, net of tax, as of March 31, 2023	$(1,753)	$1	$(135)	$(1,887)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2021	$(1,133)	$1	$(291)	$(1,423)
OCI before reclassifications	(199)	—	(3)	(202)
Amounts reclassified from AOCI	—	—	3	3
Net current period other comprehensive income (loss)	(199)	—	—	(199)
Accumulated other comprehensive (loss) income, net of tax, as of March 31, 2022	$(1,332)	$1	$(291)	$(1,622)
The following table provides details about reclassifications out of Accumulated other comprehensive loss to the Consolidated Statements of (Loss) Income and Comprehensive Income:

	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of (Loss) Income and Comprehensive Income
(DOLLARS IN MILLIONS)	2023	2022
Gains (losses) on pension and postretirement liability adjustments
Prior service cost	$1	$2	(1)
Actuarial losses	—	(5)	(1)
Tax	—	—	Provision for income taxes
Total	$1	$(3)	Total, net of income taxes
 _______________________
(1)The amortization of prior service cost and actuarial loss is included in the computation of net periodic benefit cost. Refer to Note 15 of the Company’s 2022 Form 10-K for additional information regarding net periodic benefit cost.

NOTE 16.    COMMITMENTS AND CONTINGENCIES
Guarantees and Letters of Credit
The Company has various bank guarantees, letters of credit and surety bonds which are used to support its ongoing business operations, satisfy governmental requirements associated with pending litigation in various jurisdictions and the payment of customs duties.
As of March 31, 2023, the Company had a total capacity of approximately $427 million of bank guarantees, commercial guarantees, standby letters of credit and surety bonds with various financial institutions. Included in the above aggregate amount was a total of $9 million for other assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011. There was a total of approximately $104 million outstanding under the bank guarantees, standby letters of credit and commercial guarantees as of March 31, 2023.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $8 million as of March 31, 2023.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of March 31, 2023, the Company had a total capacity of approximately $1.864 billion of lines of credit with various financial institutions, in addition to the $1.465 billion of capacity under the Credit Facility. There were total draw downs of approximately $609 million pursuant to these lines of credit as of March 31, 2023, including approximately $588 million related to the issuance of commercial paper. Refer to Note 8 for additional information.
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
Litigation Matters
On August 12, 2019, Marc Jansen filed a putative securities class action against IFF, its then Chairman and CEO, and its then-CFO, in the United States District Court for the Southern District of New York. The lawsuit was filed after IFF disclosed that preliminary results of investigations indicated that Frutarom businesses operating principally in Russia and Ukraine had made improper payments to representatives of customers. On March 16, 2020, an amended complaint was filed, which added Frutarom and certain former officers of Frutarom as defendants. The amended complaint alleges, among other things, that defendants made materially false and misleading statements or omissions concerning IFF’s acquisition of Frutarom, the integration of the two companies, and the companies’ financial reporting and results. The amended complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and under the Israeli Securities Act-1968, against all defendants, and under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants, on behalf of a putative class of persons and entities who purchased or otherwise acquired IFF securities on the New York Stock Exchange between May 7, 2018 and August 12, 2019 and persons and entities who purchased or otherwise acquired IFF securities on the Tel Aviv Stock Exchange between October 9, 2018 and August 12, 2019. The amended complaint seeks an award of unspecified compensatory damages, costs, and expenses. IFF, its officers, and Frutarom filed a motion to dismiss the case on June 26, 2020, which was granted on March 30, 2021. On April 28, 2021, lead plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit. Lead plaintiffs are pursuing the appeal only against Frutarom and certain former officers of Frutarom. The parties have submitted their briefs to the Court of Appeals. The Second Circuit held oral argument on February 10, 2022. On September 30, 2022, the Second Circuit affirmed the dismissal of Plaintiffs' claims. On October 14, 2022, Plaintiffs filed a Petition for Rehearing En Banc, which the Second Circuit denied on January 4, 2023. Plaintiffs did not seek review in the United States Supreme Court. The matter is therefore fully resolved in defendants’ favor.
Two motions to approve securities class actions were filed in the Tel Aviv District Court, Israel, in August 2019, similarly alleging, among other things, false and misleading statements largely in connection with IFF’s acquisition of Frutarom and the above-mentioned improper payments. One motion (“Borg”) asserts claims under the U.S. federal securities laws against IFF, its former Chairman and CEO, and its former CFO. On November 8, 2020, IFF and its officers filed their response to the Borg motion. On April 20, 2021, Mr. Borg filed a motion to stay the proceeding pending an appellate decision in the U.S. proceeding. On June 15, 2021, August 11, 2021, November 9, 2021, January 9, 2022, April 7, 2022 and July 10, 2022, the U.S. lead plaintiffs filed update notices with the Israeli court regarding the appeal in the U.S. proceeding. The other motion (“Oman”) (following an initial amendment) asserted claims under the Israeli Securities Act-1968 against IFF, its former Chairman and CEO, and its former CFO, and against Frutarom and certain former Frutarom officers and directors, as well as claims under the Israeli Companies Act-1999 against certain former Frutarom officers and directors. On February 17, 2021, the court granted a motion by the Oman plaintiff to remove IFF and its officers from the motion and to add factual allegations from the US amended complaint. The amended Oman motion was filed on July 4, 2021. On August 29, 2021, the former Frutarom officers and certain former Frutarom directors filed a motion to dismiss the case. On September 30, 2021, Frutarom notified the court that it joins the legal arguments made in the motion to dismiss. On February 22, 2022, the court denied the motion to dismiss. On July 14, 2022, the court approved the parties’ motion to mediate the dispute, which postpones all case deadlines until after the mediation. In addition, a request to appeal the court’s denial of the motion to dismiss filed by the former Frutarom officers and certain former Frutarom directors has been stayed. The parties held the first of multiple mediation meetings on September 13, 2022, November 22, 2022 and March 1, 2023.
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
On March 8, 2023, March 13, 2023, and April 18, 2023, three putative class action lawsuits were filed against IFF, Firmenich International SA, Givaudan SA, and Symrise AG and/or certain affiliates thereof in the Quebec Superior Court, the Federal Court of Canada and the United States District Court for the District of New Jersey, respectively. IFF understands that these actions allege violations of the Canadian Competition Act and the Sherman Act, as applicable, and other related claims, and seek damages and other relief. IFF may face additional civil suits, in the United States or elsewhere, relating to such alleged conduct. At this time, IFF is unable to predict the potential outcome of these lawsuits or any potential effect they may have on the Company’s results of operations, liquidity or financial condition.
Investigations
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
On March 7, 2023, the European Commission (“EC”) and the United Kingdom Competition and Markets Authority (“CMA”) carried out unannounced inspections of certain of IFF’s facilities. On the same day, IFF was served with a grand jury subpoena by the Antitrust Division of the U.S. Department of Justice (“DOJ”). IFF understands the EC, CMA, DOJ and the Swiss Competition Commission to be investigating potential anticompetitive conduct as it relates to IFF’s fragrance businesses. IFF has been and intends to continue cooperating with these investigations. IFF is unable, however, to predict or determine at this time the scope, duration or outcome of the investigations, or whether the outcome of the investigations will materially impact the Company’s results of operations, liquidity or financial condition.
China Facilities
Guangzhou Taste Plant
During the fourth quarter of 2016, the Company was notified that certain governmental authorities have begun to evaluate a change in the zoning of the Guangzhou Taste plant. The zoning, if changed, would not affect the current operations, but would prevent expansions or other increases in the operating capacity of the plant. The ultimate outcome of any change that the governmental authorities may propose, the timing of such a change, and the nature of any compensation arrangements that might be provided to the Company are uncertain. To address the governmental authorities’ requirements, the Company has been transferring certain production capabilities from the Guangzhou Taste plant to a newly built facility in Zhangjiagang.
The net book value of the Guangzhou and Zhangjiagang Taste plants was approximately $51 million and $37 million as of March 31, 2023.
Guangzhou Scent Plant
During the second quarter of 2019, the Company was notified that certain governmental authorities had changed the zoning where the Guangzhou Scent plant is located. The zoning change did not affect the current operations but prevents expansions or other increases in the operating capacity of the plant. The Company believes that it is possible that the zoning may be enforced in the future such that it would not be able to continue manufacturing at the existing site. The ultimate outcome of any change that the governmental authorities may propose, the timing of such a change, and the nature of any compensation arrangements that might be provided to the Company are uncertain. To address the governmental authorities’ requirements, the Company has been transferring certain production capabilities from the Guangzhou Scent plant to the plant in Jiande, China.
The net book value of the Guangzhou Scent plant and the plant in Jiande, China was approximately $7 million and $58 million as of March 31, 2023.

Zhejiang Ingredients Plant
In the fourth quarter of 2017, the Company concluded discussions with the government regarding the relocation of its Fragrance Ingredients plant in Zhejiang and, based on the agreements reached, expects to receive total compensation payments up to approximately $50 million. The relocation compensation will be paid to the Company over the period of the relocation. The Company received payments totaling $30 million through the end of 2019. Production at the facility ceased during 2019. In the second quarter of 2020, the Company transferred ownership of the site to the government and the remaining net book value of the plant was written off. In the third quarter of 2020, the Company received a payment of approximately $13 million. A final payment is now expected to be received in May 2023 upon final delivery of the land to the government.
The land remediation activities were completed in November 2022, however the Company is still in process of completing the final land restoration activities to restore the land to its original height, per the government’s request. This process is now expected to be completed in April 2023 and final delivery of the land to the government is now expected to be completed in May 2023.
Total China Operations
The total net book value of all plants in China was approximately $242 million as of March 31, 2023.
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
Brazil Tax Credits
In 2017 the Brazilian Supreme Court (“BSC”) ruled that Brazilian tax authorities should not include a value added tax known as “ICMS” in the calculation of certain indirect taxes (“PIS/COFINS”). By removing the ICMS from the calculation of the indirect tax base, the Court effectively eliminated a “tax on tax”. The Brazilian tax authorities filed an appeal seeking clarification of certain matters, including the amount of ICMS to which taxpayers would be entitled in order to reduce their indirect tax base (i.e. the gross rate or the net rate). In light of the BSC’s decision, in November 2017, the Company filed suit consistent with the BSC decision to require that ICMS be excluded from the PIS/COFINS calculation and received a favorable preliminary decision that was confirmed by the BSC in September 2018. This preliminary ruling granted the Company the right to prospectively exclude ICMS amounts from the PIS/COFINS calculation, but left open the issue of whether the Company could recover the gross or net amount of ICMS amounts paid on PIS/COFINS for the period from November 2011 to December 2018.

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
In February 2023, the BSC made an unfavorable court resolution for the Company related to the use of the gross method, which was only granted to claims submitted prior to March 2017. As a result of this unfavorable court resolution, the Company wrote off approximately $6 million of receivables related to this matter. As of March 31, 2023, the Company had no receivables related to this matter.
Avicel® PH NF (Pharma Solutions)
The Company has determined that certain grades of microcrystalline cellulose (Avicel® PH 101, 102, and 200 NF and Avicel® RC-591 NF) were found to be out-of-specification (collectively, “OOS Avicel® NF”). The Company does not expect the OOS conductivity issue to affect the functionality of Avicel® NF grades or to pose a human health hazard. Corrective actions have been implemented to improve operational and laboratory conditions. Based on the information available, as of March 31, 2023, payments associated with the issue were approximately $34 million, and the Company has a current accrual of approximately $19 million. The total amount of exposure may increase if additional customers present claims or other exposures are identified.
Other
The Company determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that either a loss is reasonably possible or a loss in excess of accrued amounts is reasonably possible and the amount of losses or range of losses is determinable. For all third party contingencies (including labor, contract, technology, tax, product-related claims and business litigation), the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $50 million. The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the matters in question. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.

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
The following table sets forth the details of the Company’s redeemable non-controlling interests:

(DOLLARS IN MILLIONS)	Redeemable Non-controlling Interests
Balance at December 31, 2021	$105
Impact of foreign exchange translation	(4)
Balance at March 31, 2022	$101

Balance at December 31, 2022	$59
Balance at March 31, 2023	$59

NOTE 18. ASSETS AND LIABILITIES HELD FOR SALE
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
It was determined that the assets and liabilities of these businesses met the criteria to be presented as “held for sale.” As a result, as of March 31, 2023 and December 31, 2022, such assets and liabilities were classified as held for sale and are reported on the Consolidated Balance Sheets. The Company expects that the sale proceeds less costs to sell will exceed the preliminary estimate of the carrying value of the net assets for both businesses. The carrying value is subject to change based on developments leading up to the closing date.
Included in the Company’s Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 are the following carrying amounts of the assets and liabilities held for sale:

(DOLLARS IN MILLIONS)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$4	$52
Trade receivables, net	86	85
Inventories	165	157
Property, plant and equipment, net	104	92
Goodwill	361	348
Other intangible assets, net	440	428
Operating lease right-of-use assets	20	13
Other assets	22	25
Total assets held-for-sale	$1,202	$1,200
Liabilities
Accounts payable	$61	$56
Deferred tax liability(1)	91	92
Other liabilities	64	64
Total liabilities held-for-sale	$216	$212
_______________________
(1)The Company is currently analyzing the tax impact of the sale transaction and has included preliminary numbers for the deferred tax liability, which are subject to further updates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(UNLESS INDICATED OTHERWISE, DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
The following management’s discussion and analysis should be read in conjunction with the management’s discussion and analysis of financial condition and results of operations, liquidity and capital resources included in our 2022 Annual Report on Form 10-K (“2022 Form 10-K”).

OVERVIEW
Company Background
With the Merger with N&B in 2021 and our acquisition of Frutarom Industries Ltd. in 2018, we have expanded our global leadership positions, which now include high-value ingredients and solutions in the Food & Beverage, Home & Personal Care and Health & Wellness markets, and across key Taste, Texture, Scent, Nutrition, Enzymes, Cultures, Soy Proteins, Pharmaceutical Excipients and Probiotics categories.
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
For the year ended December 31, 2022, total sales to Russian customers were approximately 2% of total sales. For the three months ended March 31, 2023, sales to Russian customers were also approximately 2% of total sales.
For the year ended December 31, 2022, total sales to Ukrainian customers were less than 1% of total sales. For the three months ended March 31, 2023, sales to Ukrainian customers were also less than 1% of total sales.

We have a reserve of approximately $3 million related to expected credit losses on receivables from customers located in Russia and Ukraine. For additional information, refer to Note 1 and Part I, Item 1A, “Risk Factors,” of our 2022 Form 10-K filed on February 27, 2023 with the SEC.
Impact of COVID-19 Pandemic
As a result of disruptions or uncertainty relating to the COVID-19 pandemic, we have experienced, and may continue to experience, increased costs, delays or limited availability related to raw materials, strain on shipping and transportation resources, and higher energy prices, which have negatively impacted, and may continue to negatively impact, our margins and operating results. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.
Although IFF has not experienced and does not currently anticipate any impairment charges related to COVID-19, the continuing effects of a prolonged pandemic could result in increased risk of asset write-downs and impairments. Any of these events could potentially result in a material adverse impact on IFF’s business and results of operations.
For more detailed information about risks related to COVID-19, refer to Part I, Item 1A, “Risk Factors,” of our 2022 Form 10-K filed on February 27, 2023 with the SEC.
Financial Performance Overview
Sales
Sales in the first quarter of 2023 decreased $199 million, or 6% on a reported basis, to $3.027 billion compared to $3.226 billion in the 2022 period. On a currency neutral basis, sales in the first quarter of 2023 decreased 2% compared to the 2022 period. Exchange rate variations had an unfavorable impact on net sales for the first quarter of 2023 of 4%. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies. In addition, the decrease in sales was primarily driven by volume decreases across various businesses and the net impact of the divestiture of the Microbial Control business unit and acquisition of Health Wright Products, Inc. (“change in business portfolio mix”), which was approximately $111 million, offset in part by price increases across all businesses.
Gross Profit
Gross profit in the first quarter of 2023 decreased $181 million, or 16% on a reported basis, to $964 million (31.8% of sales) compared to $1.145 billion (35.5% of sales) in the 2022 period. The decrease in gross profit was primarily driven by volume decreases, the change in business portfolio mix and unfavorable manufacturing absorption related to our inventory reduction program, offset in part by favorable net pricing across various businesses.

RESULTS OF OPERATIONS

Three Months Ended
March 31,
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2023	2022	Change
Net sales	$3,027	$3,226	(6)%
Cost of goods sold	2,063	2,081	(1)%
Gross profit	964	1,145	(16)%
Research and development (R&D) expenses	161	157	3%
Selling and administrative (S&A) expenses	454	459	(1)%
Amortization of acquisition-related intangibles	171	186	(8)%
Restructuring and other charges	52	2	NMF
Gains on sale of fixed assets	(5)	—	NMF
Operating profit	131	341	(62)%
Interest expense	111	72	54%
Other expense (income), net	6	(16)	(138)%
Income before taxes	14	285	(95)%
Provision for income taxes	22	39	(44)%
Net (loss) income	$(8)	$246	(103)%
Net income attributable to non-controlling interests	1	2	(50)%
Net (loss) income attributable to IFF shareholders	$(9)	$244	(104)%
Net (loss) income per share - diluted	$(0.04)	$0.96	(104)%
Gross margin	31.8%	35.5%	NMF
R&D as a percentage of sales	5.3%	4.9%	40	bps
S&A as a percentage of sales	15.0%	14.2%	80	bps
Operating margin	4.3%	10.6%	NMF
Effective tax rate	157.1%	13.7%	NMF
Segment net sales
Nourish	$1,653	$1,731	(5)%
Health & Biosciences	513	661	(22)%
Scent	608	585	4%
Pharma Solutions	253	249	2%
Consolidated	$3,027	$3,226
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

FIRST QUARTER 2023 IN COMPARISON TO FIRST QUARTER 2022
Sales
Sales for the first quarter of 2023 decreased $199 million, or 6% on a reported basis, to $3.027 billion, compared to $3.226 billion in the prior year period. On a currency neutral basis, sales in the first quarter of 2023 decreased 2% compared to the 2022 period. Exchange rate variations had an unfavorable impact on net sales for the first quarter of 2023 of 4%. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies. In addition, the decrease in sales was primarily driven by volume decreases across various businesses and the change in business portfolio mix, with a net impact of approximately $111 million, offset in part by price increases across all businesses.

Sales Performance by Segment

	% Change in Sales - First Quarter 2023 vs. First Quarter 2022
	Reported	Currency Neutral(1)
Nourish	-5%	0%
Health & Biosciences	-22%	-19%
Scent	4%	8%
Pharma Solutions	2%	4%
Total	-6%	-2%
_______________________
(1)Currency neutral sales growth is calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
Nourish
Nourish sales in 2023 decreased $78 million, or 5% on a reported basis, to $1.653 billion compared to $1.731 billion in the prior year period. On a currency neutral basis, Nourish sales were flat in 2023 compared to the prior year period. Performance in the Nourish operating segment was driven by volume decreases across all business units and unfavorable impacts from exchange rate variations, offset in part by price increases across all business units.
Health & Biosciences
Health & Biosciences sales in 2023 decreased $148 million, or 22% on a reported basis, to $513 million compared to $661 million in the prior year period. On a currency neutral basis, Health & Biosciences sales decreased 19% in 2023 compared to the prior year period. Performance in the Health & Biosciences operating segment was driven by the change in business portfolio mix, with a net impact of approximately $111 million, volume decreases and unfavorable impacts from exchange rate variations, offset in part by price increases across all business units.
Scent
Scent sales in 2023 increased $23 million, or 4% on a reported basis, to $608 million, compared to $585 million in the prior year period. On a currency neutral basis, Scent sales increased 8% in 2023 compared to the prior year period. Performance in the Scent operating segment was driven by price increases primarily in the Fragrance Compounds and Fragrance Ingredients business units and volume increases in the Fragrance Compounds business unit, offset in part by unfavorable impacts from exchange rate variations.
Pharma Solutions
Pharma Solutions sales in 2023 increased $4 million, or 2% on a reported basis, to $253 million compared to $249 million in the prior year period. On a currency neutral basis, Pharma Solutions sales increased 4% in 2023 compared to the prior year period. Performance in the Pharma Solutions operating segment was driven by price increases, offset in part by volume decreases and unfavorable impacts from exchange rate variations.
Cost of Goods Sold
Cost of goods sold decreased $18 million to $2.063 billion (68.2% of sales) in the first quarter of 2023 compared to $2.081 billion (64.5% of sales) in the first quarter of 2022. The decrease in cost of goods sold was primarily driven by volume decreases in sales and the change in business portfolio mix, with a net impact of approximately $80 million, offset in part by unfavorable manufacturing absorption related to our inventory reduction program.
Research and Development (R&D) Expenses
R&D expenses increased $4 million to $161 million (5.3% of sales) in the first quarter of 2023 compared to $157 million (4.9% of sales) in the first quarter of 2022. The increase in R&D expenses was primarily driven by higher operating expenses for R&D related activities, offset in part by the change in business portfolio mix.
Selling and Administrative (S&A) Expenses
S&A expenses decreased $5 million to $454 million (15.0% of sales) in the first quarter of 2023 compared to $459 million (14.2% of sales) in the first quarter of 2022. The decrease in S&A expenses was primarily driven by lower professional fees, including consulting costs, and the change in business portfolio mix, offset in part by higher operating expenses for S&A related activities.

Restructuring and Other Charges
Restructuring and other charges increased to $52 million in the first quarter of 2023 compared to $2 million in the first quarter of 2022. The increase was driven by higher severance costs incurred as part of the 2023 Restructuring Program, net of reversals of prior severance cost accruals, in the first quarter of 2023 (see Note 4 for additional information).
Amortization of Acquisition-Related Intangibles
Amortization expenses decreased to $171 million in the first quarter of 2023 compared to $186 million in the first quarter of 2022. The decrease in amortization expense was primarily driven by the intangible assets of the portion of the Savory Solutions business and Flavor Specialty Ingredients business being classified as “held for sale,” and therefore no longer recognizing amortization expense on those intangible assets. In addition, the decrease was due to the reduction in intangible assets as a result of the divestiture of the Microbial Control business unit and an impairment of intangible assets of an asset group that operated primarily in Russia during 2022, offset in part by the impact of acquisitions of intangible assets from Health Wright Products, Inc. (see Note 3, Note 6 and Note 18 for additional information).
Interest Expense
Interest expense increased to $111 million in the first quarter of 2023 compared to $72 million in the 2022 period. The increase in interest expense was due to higher effective interest rates on the outstanding Term Loan Facilities and an increase in draw downs of commercial paper (see Note 8 for additional information). In addition, the increase was due to higher interest rates, which led to an increase in the cost for participating in our factoring programs (see Note 1 for additional information).
Other Expense (Income), Net
In the first quarter of 2023, we recognized other expense, net, of $6 million compared to other income, net, of $16 million in the 2022 period. The change of $22 million was primarily due to foreign exchange losses in the first quarter of 2023 compared to foreign exchange gains in the 2022 period, and losses incurred as part of the liquidation of a business in Russia in preparation for the sale of the portion of the Savory Solutions business, offset in part by higher interest income in the first quarter of 2023 compared to the 2022 period.
Income Taxes
The effective tax rate for the three months ended March 31, 2023 was 157.1% compared to 13.7% for the three months ended March 31, 2022. The quarter-over-quarter increase was primarily driven by tax expenses relating to planned business divestitures and changes in the mix of income and losses, some of which do not give rise to tax benefits due to valuation allowances.
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

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2023	2022
Segment Adjusted Operating EBITDA:
Nourish	$208	$329
Health & Biosciences	131	192
Scent	105	116
Pharma Solutions	59	65
Total	503	702
Depreciation & Amortization	(276)	(303)
Interest Expense	(111)	(72)
Other (Expense) Income, net	(6)	16
Restructuring and Other Charges	(52)	(2)
Acquisition, Divestiture and Integration Related Costs	(31)	(49)
Strategic Initiatives Costs	(13)	—
Regulatory Costs	(5)	—
Other	5	(7)
Income Before Taxes	$14	$285
Segment Adjusted Operating EBITDA margin:
Nourish	12.6%	19.0%
Health & Biosciences	25.5%	29.0%
Scent	17.3%	19.8%
Pharma Solutions	23.3%	26.1%
Consolidated	16.6%	21.8%
Nourish Segment Adjusted Operating EBITDA
Nourish Segment Adjusted Operating EBITDA decreased $121 million, or 37% on a reported basis, to $208 million in the first quarter of 2023 (12.6% of segment sales) from $329 million (19.0% of segment sales) in the comparable 2022 period. On a currency neutral basis, Nourish Segment Adjusted Operating EBITDA decreased 27% in 2023 compared to the prior year period. The decrease was primarily driven by volume decreases, unfavorable impacts from exchange rate variations and unfavorable manufacturing absorption related to our inventory reduction program.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA decreased $61 million, or 32% on a reported basis, to $131 million in the first quarter of 2023 (25.5% of segment sales) from $192 million (29.0% of segment sales) in the comparable 2022 period. On a currency neutral basis, Health & Biosciences Segment Adjusted Operating EBITDA decreased 28% in 2023 compared to the prior year period. The decrease was primarily driven by volume decreases, the change in business portfolio mix, unfavorable impacts from exchange rate variations and unfavorable manufacturing absorption related to our inventory reduction program, offset in part by favorable net pricing.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA decreased $11 million, or 9% on reported basis, to $105 million in the first quarter of 2023 (17.3% of segment sales) from $116 million (19.8% of segment sales) in the comparable 2022 period. On a currency neutral basis, Scent Segment Adjusted Operating EBITDA increased 1% in 2023 compared to the prior year period. The decrease, on a reported basis, was primarily driven by unfavorable impacts from exchange rate variations, offset in part by volume increases in Fragrance Compounds and favorable net pricing.
Pharma Solutions Segment Adjusted Operating EBITDA
Pharma Solutions Segment Adjusted Operating EBITDA decreased $6 million, or 9% on a reported basis, to $59 million in the first quarter of 2023 (23.3% of segment sales) from $65 million (26.1% of segment sales) in the comparable 2022 period. On a currency neutral basis, Pharma Solutions Segment Adjusted Operating EBITDA decreased 6% in 2023 compared to the prior year period. The decrease was primarily driven by volume decreases, unfavorable impacts from exchange rate variations and unfavorable manufacturing absorption related to our inventory reduction program, offset in part by favorable net pricing in the operating segment.

Liquidity
Cash and Cash Equivalents
We had cash and cash equivalents of $594 million, inclusive of $4 million currently in Assets held for sale on the Consolidated Balance Sheets, at March 31, 2023 compared to $535 million, inclusive of $52 million in Assets held for sale on the Consolidated Balance Sheets, at December 31, 2022 and of this balance, a portion was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate cash from our non-U.S. subsidiaries to fund financial obligations in the U.S. As we repatriate these funds to the U.S. we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of March 31, 2023, we had a deferred tax liability of approximately $174 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
Cash Flows Provided By (Used In) Operating Activities
Cash flows provided by operating activities for the three months ended March 31, 2023 was $127 million, or 4.2% of sales, compared to cash flows used in operating activities of $4 million, or (0.1)% of sales, for the three months ended March 31, 2022. The increase in cash flows from operating activities during 2023 was primarily driven by the decrease in working capital, largely related to inventories and accounts receivable, offset in part by accounts payable and lower cash earnings, excluding the impact of non-cash adjustments.
Cash Flows Used In Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2023 was $167 million compared to $121 million in the prior year period. The increase in cash flows used in investing activities was primarily driven by higher spending on property, plant and equipment.
We have evaluated and re-prioritized our capital projects and expect that capital spending in 2023 will be approximately 4.1% of sales (net of potential grants and other reimbursements from government authorities), in line with 4.1% in 2022.
Cash Flows Provided By Financing Activities
Cash flows provided by financing activities for the three months ended March 31, 2023 was $78 million compared to $95 million in the prior year period. The decrease in cash flows from financing activities was primarily driven by higher repayments of short-term debt, offset by an increase in net borrowings of commercial paper.
We paid dividends totaling $206 million in the 2023 period. We declared a cash dividend per share of $0.81 in the first quarter of 2023 that was paid on April 6, 2023 to all shareholders of record as of March 24, 2023.
Our capital allocation strategy seeks to maintain our investment grade rating while investing in the business and continuing to pay dividends and repaying debt. The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its senior unsecured debt. However, any downgrade in our credit rating may, depending on the extent of such downgrade, negatively impact our ability to raise additional debt capital, our liquidity and capital position, and may increase our cost of borrowing for new capital raises. In addition, our existing Revolving Credit Facility and Term Loans have pricing grids that are based on credit rating, such that our cost of borrowing may increase as our credit rating decreases. We make capital investments in our businesses to support our operational needs and strategic long-term plans. We are committed to maintaining our history of paying a dividend to investors which is determined by our Board of Directors at its discretion based on various factors.
Capital Resources
Operating cash flow provides the primary source of funds for capital investment needs, dividends paid to shareholders and debt service repayments. We anticipate that cash flows from operations, cash proceeds generated from planned business divestitures and availability under our existing credit facilities will be sufficient to meet our investing and financing needs, including our debt service requirements. We regularly assess our capital structure, including both current and long-term debt instruments, as compared to our cash generation and investment needs in order to provide ample flexibility and to optimize our leverage ratios. Refer to Note 8 for additional information.

Term Loans and Revolving Credit Facility
The Credit Agreements contain various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including the requirement for us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to credit adjusted EBITDA in respect of the previous 12-month period. On March 23, 2023, we entered into Term Loan Amendment No. 3, Term Loan Amendment No. 4, Revolver Amendment No. 2 and Revolver Amendment No. 3.
Term Loan Amendment No. 3 and Revolver Amendment No. 2, among other things, extend the period during which a Term Loan Covenant Relief Period and Revolver Covenant Relief Period are provided with respect to the financial covenant contained in the Existing Term Loan Credit Agreement and the Existing Revolving Credit Agreement, respectively, through December 31, 2024, or such earlier date on which we elect to terminate such period, by providing that during the Term Loan Covenant Relief Period and the Revolver Covenant Relief Period, our consolidated leverage ratio shall not exceed as of the end of the fiscal quarter for the period of the four fiscal quarters then ended: (i) 5.25x for any fiscal quarter ending on or before June 30, 2023, (ii) 5.00x for the fiscal quarter ending September 30, 2023, (iii) 4.75x for any subsequent fiscal quarter ending on or before March 31, 2024, (iv) 4.50x for the fiscal quarter ending June 30, 2024, (v) 4.25x for the fiscal quarter ending September 30, 2024, (vi) 4.00x for the fiscal quarter ending December 31, 2024. During the Term Loan Covenant Relief Period and the Revolver Covenant Relief Period, Term Loan Amendment No. 3 and Revolver Amendment No. 2 prohibit the Loan Parties from (i) effecting any share repurchases and (ii) creating liens to secure debt in excess of the greater of $400 million and 5.00% of Consolidated Net Tangible Assets, in each case subject to certain exceptions set forth therein.
Additionally, the reference rate for U.S. dollar-denominated loans was updated from LIBOR to Term SOFR. From March 23, 2023, the Term Loans and Revolving Credit Facility now bear interest at a base rate or a rate equal to Term SOFR plus an adjustment of 0.10% per annum or, in the case of euro-denominated loans, the Euro interbank offered rate, plus, in each case, an applicable margin based on our public debt rating. Loans may be prepaid without premium or penalty, subject to customary breakage costs. See Note 8 for additional information on the amendments to the Credit Agreements.
As of March 31, 2023, we had no outstanding borrowings under our $2.000 billion Revolving Credit Facility.
The amount that we are able to draw down under the Revolving Credit Facility is limited by financial covenants as described in more detail below. As of March 31, 2023, our draw down capacity was $1.465 billion under the Revolving Credit Facility.
Refer to Note 8 of this Form 10-Q and Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 9 of our 2022 Form 10-K, filed on February 27, 2023 with the SEC, for additional information.
Debt Covenants
At March 31, 2023, we were in compliance with all financial and other covenants, including the net debt to credit adjusted EBITDA(1) ratio. At March 31, 2023, our net debt to credit adjusted EBITDA(1) ratio was 4.62 to 1.0 as defined by the credit facility agreements, which is below the relevant level provided by our financial covenants of existing outstanding debt.
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

(DOLLARS IN MILLIONS)	Twelve Months Ended March 31, 2023
Net loss	$(2,124)
Interest expense	375
Income taxes	222
Depreciation and amortization	1,152
Specified items(1)	2,648
Non-cash items(2)	47
Credit Adjusted EBITDA	$2,320
_______________________
(1)Specified items for the 12 months ended March 31, 2023 of $2.648 billion consisted of restructuring and other charges, impairment of goodwill, impairment of long-lived assets, acquisition, divestiture and integration related costs, strategic initiatives costs, regulatory costs and other costs that are not related to recurring operations.
(2)Non-cash items represent all other adjustments to reconcile net (loss) income to net cash provided by operations as presented on the Statements of Cash Flows, including gains on sale of fixed assets, losses on business disposals and stock-based compensation.

(DOLLARS IN MILLIONS)	March 31, 2023
Total debt(1)	$11,309
Adjustments:
Cash and cash equivalents(2)	594
Net debt	$10,715
_______________________
(1)Total debt used for the calculation of net debt consists of short-term debt, long-term debt, short-term finance lease obligations and long-term finance lease obligations.
(2)Cash and cash equivalents includes approximately $4 million currently in Assets held for sale on the Consolidated Balance Sheets.
Senior Notes
As of March 31, 2023, we had $9.360 billion aggregate principal amount outstanding in senior unsecured notes, with $1.410 billion principal amount denominated in EUR and $7.950 billion principal amount denominated in USD, which includes the N&B Senior Notes assumed as a result of the Merger. The notes bear interest ranging from 1.22% per year to 5.12% per year, with maturities from May 1, 2023 to December 1, 2050. See Note 8 for additional information.
Contractual Obligations
We expect to contribute a total of $5 million to our U.S. pension plans and a total of $32 million to our non-U.S. pension plans during 2023. During the three months ended March 31, 2023, there were no contributions made to the qualified U.S. pension plans, $6 million of contributions were made to the non-U.S. pension plans, and $1 million of benefit payments were made with respect to our non-qualified U.S. pension plan. We also expect to contribute $3 million to our postretirement benefits other than pension plans during 2023. During the three months ended March 31, 2023, $1 million of contributions were made to postretirement benefits other than pension plans.
As discussed in Note 16 to the Consolidated Financial Statements, at March 31, 2023, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances, these arrangements are not reasonably likely to have a material impact on our consolidated financial condition, results of operations or cash flows.

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
Adjusted operating EBITDA and adjusted operating EBITDA margin exclude depreciation and amortization expense, interest expense, other (expense) income, net, restructuring and other charges and certain items unrelated to recurring operations such as acquisition, divestiture and integration related costs, strategic initiatives costs, regulatory costs and other costs that are not related to recurring operations.
Net debt to credit adjusted EBITDA is the leverage ratio used in our credit agreement and defined as net debt divided by credit adjusted EBITDA. However, as credit adjusted EBITDA for these purposes was calculated in accordance with the provisions of the credit agreement, it may differ from the calculation used for adjusted operating EBITDA.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
Statements in this Form 10-Q, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations and include statements concerning (i) the expected impact of global supply chain challenges; (ii) expectations regarding sales and profit for the fiscal year 2023, including the impact of foreign exchange, pricing actions, raw materials, energy, sourcing, logistics and manufacturing costs; (iii) expectations of the impact of inflationary pressures and the pricing actions to offset exposure to such impacts; (iv) the impact of high input costs, including commodities, raw materials, transportation and energy; (v) our ability to drive cost discipline measures and the ability to recover margin to pre-inflation levels; (vi) the progress of our portfolio optimization strategy, through non-core business divestitures and acquisitions, and expectations regarding the implementation of our refreshed growth-focused strategy; (vii) the ongoing impact of COVID-19 and our plans to respond to its global implications; (viii) the success of our integration efforts, following the N&B Transaction, and ability to deliver on our synergy commitments as well as future opportunities for the combined company; (ix) the success of the optimization of our portfolio; (x) the impact of global economic uncertainty and recessionary pressures on demand for consumer products; (xi) the growth potential of the markets in which we operate, including the emerging markets, (xii) expected capital expenditures in 2023; (xiii) the expected costs and benefits of our ongoing optimization of our manufacturing operations, including the expected number of closings; (xiv) expected cash flow and availability of capital resources to fund our operations and meet our debt service requirements; (xv) our ability to enhance our innovation efforts, drive cost efficiencies and execute on specific consumer trends and demands; (xvi) our strategic investments in capacity and increasing inventory to drive improved profitability; and (xvii) our ability to continue to generate value for, and return cash to, our shareholders. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “intend”, “outlook”, “may”, “estimate”, “should”, “predict” and similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:
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
•our substantial amount of indebtedness and its impact on our liquidity, credit ratings and ability to return capital to our shareholders;
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
•the impact of the outcomes of legal claims, disputes, regulatory investigations and litigation, related to intellectual property, product liability, competition and anti-trust, environmental matters, indirect taxes or other matters;
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
The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I, Item 1A, “Risk Factors,” of the 2022 Form 10-K for additional information regarding factors that could affect our results of operations, financial condition and liquidity.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There are no material changes in market risk from the information provided in our 2022 Form 10-K, except for the cross currency swap agreements.
We use derivative instruments as part of our interest rate risk management strategy. We have entered into certain cross currency swap agreements in order to mitigate a portion of our net European investments from foreign currency risk. As of March 31, 2023, these swaps were in a net liability position with an aggregate fair value of $41 million. Based on a hypothetical decrease or increase of 10% in the value of the U.S. dollar against the Euro, the estimated fair value of our cross currency swaps would change by approximately $146 million.

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
(b) Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
For information that updates the disclosures set forth under Part I, Item 3. “Legal Proceedings” in our 2022 Annual Report on Form 10-K (the “2022 Form 10-K”), refer to Note 16 to the “Consolidated Financial Statements” in this Form 10-Q.

ITEM 1A. RISK FACTORS.
For information regarding risk factors, please refer to Part I, Item 1A, “Risk Factors,” of our 2022 Form 10-K, filed on February 27, 2023 with the SEC, as modified by the following revised risk factor, and the information in “Cautionary Statement” included in this Report, and should be read in conjunction with the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC. The developments described in the following revised risk factor have heightened, or in some cases manifested, certain of the risks disclosed in our 2022 Form 10-K.
Our results of operations may be negatively impacted by the outcome of uncertainties related to legal claims, disputes, investigations and litigation.
From time to time we are involved in a number of legal claims, disputes, regulatory investigations and litigation, including claims, disputes, investigations or litigation related to intellectual property, product liability, competition and antitrust, environmental matters and indirect taxes. For instance, product liability claims may arise due to the fact that we supply products to the food and beverage, functional food, pharma/nutraceutical and personal care industries. Our manufacturing and other facilities may expose us to environmental claims and regulatory investigations and potential fines. In addition, and as further described in our consolidated financial statements, we are subject to antitrust and competition investigations in the United States and Europe as well as class action lawsuits against us and certain of our competitors in the United States and Canada, alleging violations of antitrust laws and related claims. We may face additional civil suits, in the United States or elsewhere, relating to such alleged conduct. At this time we are unable to predict or determine the scope, duration or outcome of these investigations. Our results of operations, liquidity or financial condition could be adversely impacted by unfavorable outcomes in these or other pending or future claims, disputes, investigations or litigation.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 6. EXHIBITS.

10.1
Cooperation Agreement, dated as of February 1, 2023, by and among International Flavors & Fragrances Inc. and the Icahn Group, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2023.

10.2
Amendment No. 3 to Term Loan Credit Agreement, dated as of March 23, 2023, among International Flavors & Fragrances Inc., as borrower, the lenders signatory thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 27, 2023.

10.3
Amendment No.4 to Term Loan Credit Agreement, dated as of March 23, 2023, among International Flavors & Fragrances Inc., as borrower, the lenders signatory thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 27, 2023.

10.4
Amendment No.2 to Third Amended & Restated Revolving Credit Agreement, dated as of March 23, 2023, among International Flavors & Fragrances Inc., International Flavors & Fragrances (Nederland) Holdings B.V. and International Flavors & Fragrances I.F.F. (Nederland) B.V., as borrowers, the lenders signatory thereto and Citibank, N.A., as administrative agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 27, 2023.

10.5
Amendment No. 3 to Third Amended & Restated Revolving Credit Agreement, dated as of March 23, 2023, among International Flavors & Fragrances Inc., International Flavors & Fragrances (Nederland) Holdings B.V. and International Flavors & Fragrances I.F.F. (Nederland) B.V., as borrowers, the lenders signatory thereto and Citibank, N.A., as administrative agent, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 27, 2023.

10.6	Amended and Restated Executive Severance Policy, as amended and restated on February 1, 2023 (the “Executive Severance Policy”)
31.1	Certification of Frank Clyburn pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Glenn Richter pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Frank Clyburn and Glenn Richter pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 10, 2023	By:	/s/ Frank Clyburn
Frank Clyburn
Chief Executive Officer and Director (Principal Executive Officer)

Dated:	May 10, 2023	By:	/s/ Glenn Richter
Glenn Richter
Executive Vice President and Chief Financial & Business Transformation Officer (Principal Financial Officer)

Dated:	May 10, 2023	By:	/s/ Beril Yildiz
Beril Yildiz
Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)