Form 10-Q
period 2023-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2023-08-09
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No  ☑
Number of shares of common stock outstanding as of August 2, 2023: 255,252,605

INTERNATIONAL FLAVORS & FRAGRANCES INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(DOLLARS IN MILLIONS)	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$638	$483
Restricted cash	11	10
Trade receivables (net of allowances of $63 and $53, respectively)	1,887	1,818
Inventories: Raw materials	919	1,073
Work in process	474	442
Finished goods	1,397	1,636
Total Inventories	2,790	3,151
Assets held for sale	212	1,200
Prepaid expenses and other current assets	898	770
Total Current Assets	6,436	7,432
Property, plant and equipment, at cost	6,404	6,180
Accumulated depreciation	(2,186)	(1,977)
Property, plant and equipment, net	4,218	4,203
Goodwill	13,498	13,355
Other intangible assets, net	8,813	9,082
Operating lease right-of-use assets	740	743
Other assets	754	689
Total Assets	$34,459	$35,504
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings, overdrafts, and current portion of long-term debt	$1,203	$410
Commercial paper	159	187
Accounts payable	1,227	1,418
Accrued payroll and bonus	205	267
Dividends payable	206	206
Liabilities held for sale	13	212
Other current liabilities	919	1,028
Total Current Liabilities	3,932	3,728
Other Liabilities:
Long-term debt	9,208	10,373
Retirement liabilities	233	231
Deferred income taxes	2,183	2,265
Operating lease liabilities	683	672
Other liabilities	504	491
Total Other Liabilities	12,811	14,032
Commitments and Contingencies (Note 16)
Redeemable non-controlling interests	61	59
Shareholders’ Equity:
Common stock $0.125 par value; 500,000,000 shares authorized; 275,726,629 shares issued as of June 30, 2023 and 275,726,629 shares issued as of December 31, 2022; and 255,221,731 and 254,968,463 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	35	35
Capital in excess of par value	19,851	19,841
Retained earnings	560	955
Accumulated other comprehensive loss	(1,857)	(2,198)
Treasury stock, at cost (20,504,898 and 20,758,166 shares as of June 30, 2023 and December 31, 2022, respectively)	(966)	(978)
Total Shareholders’ Equity	17,623	17,655
Non-controlling interest	32	30
Total Shareholders’ Equity including Non-controlling interest	17,655	17,685
Total Liabilities and Shareholders’ Equity	$34,459	$35,504
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2023	2022	2023	2022
Net sales	$2,929	$3,307	$5,956	$6,533
Cost of goods sold	1,996	2,171	4,059	4,252
Gross profit	933	1,136	1,897	2,281
Research and development expenses	161	158	322	315
Selling and administrative expenses	445	456	899	915
Amortization of acquisition-related intangibles	172	184	343	370
Impairment of long-lived assets	—	120	—	120
Restructuring and other charges	7	7	59	9
Losses (gains) on sale of assets	3	(2)	(2)	(2)
Operating profit	145	213	276	554
Interest expense	116	77	227	149
Other (income) expense, net	(21)	6	(15)	(10)
Income before taxes	50	130	64	415
Provision for income taxes	23	21	45	60
Net income	27	109	19	355
Net income attributable to non-controlling interests	—	2	1	4
Net income attributable to IFF shareholders	$27	$107	$18	$351

Net income per share - basic	$0.11	$0.43	$0.07	$1.38
Net income per share - diluted	$0.11	$0.43	$0.07	$1.38
Average number of shares outstanding - basic	255	255	255	255
Average number of shares outstanding - diluted	255	255	255	255

Statements of Comprehensive Income (Loss)
Net income	$27	$109	$19	$355
Other comprehensive income (loss), after tax:
Foreign currency translation adjustments	60	(589)	344	(788)
Pension and postretirement liability adjustment	(1)	1	(3)	1
Other comprehensive income (loss)	59	(588)	341	(787)
Comprehensive income (loss)	86	(479)	360	(432)
Net income attributable to non-controlling interests	—	2	1	4
Comprehensive income (loss) attributable to IFF shareholders	$86	$(481)	$359	$(436)

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2023	2022
Cash flows from operating activities:
Net income	$19	$355
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation and amortization	563	604
Deferred income taxes	(27)	(178)
Gains on sale of assets	(2)	(2)
Losses on business divestitures	19	—
Stock-based compensation	32	25
Pension contributions	(18)	(17)
Impairment of long-lived assets	—	120
Inventory write-down	44	—
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(70)	(363)
Inventories	333	(573)
Accounts payable	(92)	143
Accruals for incentive compensation	(77)	(62)
Other current payables and accrued expenses	(248)	(67)
Other assets/liabilities, net	(101)	(36)
Net cash provided by (used in) operating activities	375	(51)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	—	(123)
Additions to property, plant and equipment	(290)	(236)
Additions to intangible assets	—	(2)
Proceeds from disposal of assets	21	4
Cash provided by the Merger with N&B	—	11
Net proceeds received from business divestitures	821	—
Net cash provided by (used in) investing activities	552	(346)
Cash flows from financing activities:
Cash dividends paid to shareholders	(413)	(402)
(Decrease) increase in revolving credit facility and short-term borrowings	(100)	351
Proceeds from issuance of commercial paper (maturities after three months)	—	160
Repayments of commercial paper (maturities after three months)	—	(230)
Net (repayments) borrowings of commercial paper (maturities less than three months)	(28)	532
Deferred financing costs	(2)	—
Repayments of long-term debt	(300)	—
Deferred consideration paid	(6)	—
Employee withholding taxes paid	(11)	(20)
Other, net	(6)	(14)
Net cash (used in) provided by financing activities	(866)	377
Effect of exchange rate changes on cash, cash equivalents and restricted cash	39	(74)
Net change in cash, cash equivalents and restricted cash	100	(94)
Cash, cash equivalents and restricted cash at beginning of year	552	716
Cash, cash equivalents and restricted cash at end of period	$652	$622
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$191	$143
Income taxes paid	404	227
Accrued capital expenditures	57	71
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at March 31, 2022	275,726,629	$35	$19,823	$3,683	$(1,622)	(20,921,882)	$(986)	$32	$20,965
Net income				107					107
Cumulative translation adjustment					(589)				(589)
Pension liability and postretirement adjustment; net of tax of $(1)					1				1
Cash dividends declared ($0.79 per share)				(201)					(201)
Stock options/SSARs			1			4,024			1
Vested restricted stock units and awards			(16)			135,960	6		(10)
Stock-based compensation			16						16
Purchase of NCI								(1)	(1)
Redeemable NCI			2						2
Dividends paid on non-controlling interest and Other								2	2
Balance at June 30, 2022	275,726,629	$35	$19,826	$3,589	$(2,210)	(20,781,898)	$(980)	$33	$20,293

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at March 31, 2023	275,726,629	$35	$19,844	$739	$(1,916)	(20,659,153)	$(973)	$32	$17,761
Net income				27					27
Cumulative translation adjustment					60				60
Pension liability and postretirement adjustment; net of tax of $0					(1)				(1)
Cash dividends declared ($0.81 per share)				(206)					(206)
Stock options/SSARs			2			3,269			2
Vested restricted stock units and awards			(14)			150,986	7		(7)
Stock-based compensation			20						20
Redeemable NCI			(1)						(1)
Balance at June 30, 2023	275,726,629	$35	$19,851	$560	$(1,857)	(20,504,898)	$(966)	$32	$17,655

See Notes to Consolidated Financial Statements

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2022	275,726,629	$35	$19,826	$3,641	$(1,423)	(21,152,645)	$(997)	$35	$21,117
Net income				351				2	353
Cumulative translation adjustment					(788)				(788)
Pension liability and postretirement adjustment; net of tax of $(1)					1				1
Cash dividends declared ($1.58 per share)				(403)					(403)
Stock options/SSARs			10			84,177	4		14
Vested restricted stock units and awards			(38)			286,570	13		(25)
Stock-based compensation			25						25
Purchase of NCI			1					(6)	(5)
Redeemable NCI			2						2
Dividends paid on non-controlling interest and Other								2	2
Balance at June 30, 2022	275,726,629	$35	$19,826	$3,589	$(2,210)	(20,781,898)	$(980)	$33	$20,293

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2023	275,726,629	$35	$19,841	$955	$(2,198)	(20,758,166)	$(978)	$30	$17,685
Net income				18				1	19
Cumulative translation adjustment					344				344
Pension liability and postretirement adjustment; net of tax of $0					(3)				(3)
Cash dividends declared ($1.62 per share)				(413)					(413)
Stock options/SSARs			(3)			58,886	3		—
Vested restricted stock units and awards			(18)			194,382	9		(9)
Stock-based compensation			32						32
Redeemable NCI			(1)						(1)
Dividends paid on non-controlling interest and Other								1	1
Balance at June 30, 2023	275,726,629	$35	$19,851	$560	$(1,857)	(20,504,898)	$(966)	$32	$17,655
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
Correction of Prior Year Consolidated Financial Statements
In the second quarter of 2023, the Company revised its cash flows used in operating activities from $100 million to $51 million and ending Cash, cash equivalents and restricted cash balance from $573 million to $622 million on its Consolidated Statements of Cash Flows for the six months ended June 30, 2022. This reflects the correction of an error of $49 million related to Cash and cash equivalents that was included in Assets held for sale, which the Company incorrectly excluded from its ending Cash, cash equivalents and restricted cash balance in the second quarter of 2022. The Company also revised its Operating lease right-of-use assets from $636 million to $743 million and Operating lease liabilities from $565 million to $672 million on its Consolidated Balance Sheets as of December 31, 2022. This reflects the correction of an error of $107 million related to a lease renewal that was not correctly reflected in the prior year period. In addition, the Company revised its Other assets from $699 million to $689 million, which includes a $9 million impact to deferred income taxes, Other liabilities from $472 million to $491 million and Accumulated other comprehensive loss from $2.169 billion to $2.198 billion on its Consolidated Balance Sheets as of December 31, 2022 and Consolidated Statements of Shareholders’ Equity at January 1, 2023. This reflects the correction of an error related to the fair value of derivative assets and liabilities of cross currency swaps. The impacts of these corrections are also presented in the related footnotes.
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

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash reported in the Company’s balance sheet as of June 30, 2023, December 31, 2022, June 30, 2022 and December 31, 2021 were as follows:

(DOLLARS IN MILLIONS)	June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
Current assets
Cash and cash equivalents	$638	$483	$569	$711
Cash and cash equivalents included in Assets held for sale	3	52	49	—
Restricted cash	11	10	4	4
Non-current assets
Restricted cash included in Other assets	—	7	—	1
Cash, cash equivalents and restricted cash	$652	$552	$622	$716
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
The Company sold a total of approximately $858 million and $609 million of receivables under the Company’s own factoring agreements and customer sponsored factoring agreements for the six months ended June 30, 2023 and 2022, respectively. The cost of participating in these programs was approximately $7 million and $2 million for the three months ended June 30, 2023 and 2022, respectively, and was approximately $12 million and $3 million for the six months ended June 30, 2023 and 2022, respectively, and is included as a component of interest expense. Under the Company’s own factoring agreements, it sold approximately $425 million and $185 million of receivables for the six months ended June 30, 2023 and 2022, respectively. The outstanding principal amounts of receivables under the Company’s own factoring agreements amounted to approximately $161 million and $157 million as of June 30, 2023 and December 31, 2022, respectively. The proceeds from the sales of receivables are included in net cash from operating activities in the Consolidated Statements of Cash Flows.
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
As of June 30, 2023 and December 31, 2022, the Company’s gross accounts receivable was $1.950 billion and $1.871 billion, respectively. The Company’s contract assets and contract liabilities as of June 30, 2023 and December 31, 2022 were not material.

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
The Company also considers current and future economic conditions in the determination of the allowance. At June 30, 2023, the Company reported $1.887 billion of trade receivables, net of allowances of $63 million. Based on the aging analysis as of June 30, 2023, less than 1% of the Company’s accounts receivable were past due by over 365 days based on the payment terms of the invoice.
The following is a rollforward of the Company’s allowances for bad debts for the six months ended June 30, 2023:

(DOLLARS IN MILLIONS)	Allowances for Bad Debts
Balance at December 31, 2022	$53
Bad debt expense(1)	8
Foreign exchange	2
Balance at June 30, 2023	$63
_______________________
(1)The bad debt expense included approximately $13 million related to expected credit losses on receivables from certain customers in Egypt, offset by approximately $8 million of reversals of allowances on receivables from customers located in Russia and Ukraine. The Company will continue to evaluate its credit exposure related to Egypt, Russia and Ukraine.
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
The Company identifies its reporting units by assessing whether the components of its reporting segments constitute businesses for which discrete financial information is available and management of each reporting unit regularly reviews the operating results of those components. The Company determined that it has six reporting units under the Nourish, Health & Biosciences, Scent and Pharma Solutions segments: (1) Nourish, (2) Fragrance Compounds, (3) Fragrance Ingredients, (4) Cosmetic Ingredients, (5) Health & Biosciences and (6) Pharma Solutions. These reporting units were determined based on the level at which the performance is measured and reviewed by segment management. In cases where the components of an operating segment have similar economic characteristics, they are aggregated into a single reporting unit.
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
Allowances for Bad Debts
As of June 30, 2023, the Company had a reserve of approximately $3 million related to expected credit losses on receivables from customers located in Russia and Ukraine. The Company will continue to evaluate its credit exposure related to Russia and Ukraine.

Impairment of Long-Lived Assets
During the second quarter of 2022, the sales and margins declined for certain entities within Russia due to supply chain issues, reduced product demand and exchange rate volatility. Further, it was determined that such declines in operating performance were not expected to reverse in the near future. Additionally, future expected growth was expected to be limited given operating conditions in Russia, which inhibited the required future investment.
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
As a result of this assessment, the Company recognized an impairment charge of $120 million in the Consolidated Statements of Income and Comprehensive Income (Loss) during the three and six months ended June 30, 2022, which was allocated on a pro rata basis to intangible assets and property, plant and equipment within the asset group in the amounts of approximately $92 million and $28 million, respectively.
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
In September 2022, the FASB issued ASU 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow users of the financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. The buyer should disclose qualitative and quantitative information about its supplier finance programs. The ASU requires the buyer’s annual disclosure to include a rollforward of the obligations under the supplier finance programs during the annual period, including the amount of obligations confirmed and subsequently paid. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023, and early adoption is permitted. The Company has adopted this guidance on January 1, 2023, which did not have a material impact on its Consolidated Financial Statements. As of June 30, 2023, the Company did not have any obligations under supplier finance programs.

NOTE 2. NET INCOME PER SHARE
A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2023	2022	2023	2022
Net Income
Net income attributable to IFF shareholders	$27	$107	$18	$351
Adjustment related to (increase) decrease in redemption value of redeemable noncontrolling interests in excess of earnings allocated	(1)	2	(1)	2
Net income available to IFF shareholders	$26	$109	$17	$353
Shares
Weighted average common shares outstanding (basic)	255	255	255	255
Weighted average shares assuming dilution (diluted)	255	255	255	255

Net Income per Share
Net income per share - basic(1)	$0.11	$0.43	$0.07	$1.38
Net income per share - diluted(1)	0.11	0.43	0.07	1.38
_______________________
(1)For the three months ended June 30, 2023, the basic and diluted net income per share cannot be recalculated based on the information presented in the table above due to rounding.
The Company declared a quarterly dividend to its shareholders of $0.81 and $0.79 per share for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, the Company declared quarterly dividends to its shareholders totaling $1.62 and $1.58, respectively.
For the three and six months ended June 30, 2023, there were approximately 0.4 million share equivalents that had an anti-dilutive effect and therefore were excluded from the computation of diluted net income per share. For the three and six months ended June 30, 2022, there were approximately 0.3 million and 0.2 million share equivalents, respectively, that had an anti-dilutive effect and therefore were excluded from the computation of diluted net income per share.
The Company has issued shares of Purchased Restricted Stock Units (“PRSUs”) which contain rights to non-forfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method.
The Company did not present the two-class method since the difference between basic net income per share for both unrestricted common shareholders and PRSU shareholders for the three months ended June 30, 2023 was less than $0.01 per share. There was no difference between basic net income per share for both unrestricted common shareholders and PRSU shareholders for the six months ended June 30, 2023 and three and six months ended June 30, 2022. The difference between diluted net income per share for both unrestricted common shareholders and PRSU shareholders for the three and six months ended June 30, 2023 and 2022 was less than $0.01 per share. In addition, the number of PRSUs outstanding as of June 30, 2023 and 2022 was not material. Net income allocated to such PRSUs was not material for the three and six months ended June 30, 2023 and 2022.

NOTE 3. BUSINESS DIVESTITURES
Divestiture of a Portion of the Savory Solutions Business
During the fourth quarter of 2022, the Company announced it had entered into an agreement to sell a portion of its Savory Solutions business, which was part of the Nourish segment. The Company completed the divestiture on May 31, 2023, and received cash proceeds of approximately $840 million. In addition, a receivable of approximately $30 million was recorded which reflects the estimated future payment to be received as part of the sale consideration. The sale consideration is subject to certain post-closing adjustments, which primarily relate to cash, indebtedness and working capital balances.
The following table summarizes the fair value of sale consideration received in connection with the divestiture:

(DOLLARS IN MILLIONS)
Cash proceeds from the buyer	$840
Receivable from the buyer	30
Direct costs to sell	(20)
Fair value of sale consideration	$850
The net proceeds received from the business divestiture presented under Cash flows from investing activities represent the cash portion of the sale consideration, which was determined as the fair value of sale consideration reduced by the amount receivable from the buyer and the cash transferred to the buyer as part of the transaction. The following table summarizes the different components of net proceeds received from business divestiture presented under Cash flows from investing activities:

(DOLLARS IN MILLIONS)
Fair value of sale consideration	$850
Receivable from the buyer	(30)
Cash transferred to the buyer (including restricted cash)	(19)
Direct costs to sell (to be paid in the quarter ending September 30, 2023)	20
Net proceeds received from business divestiture	$821
The carrying amount of net assets associated with the business unit, adjusted for currency translation and pension adjustments, was approximately $860 million. The major classes of assets and liabilities sold consisted of the following:

(DOLLARS IN MILLIONS)	May 31, 2023
Assets
Cash and cash equivalents	$15
Restricted cash	4
Trade receivables, net	69
Inventories	116
Property, plant and equipment, net	77
Goodwill	317
Other intangible assets, net	367
Right-of-use assets	20
Other assets	24
Total assets	1,009
Liabilities
Accounts payable	(44)
Deferred tax liability	(92)
Other liabilities	(54)
Total liabilities	(190)
Equity
Accumulated other comprehensive income - currency translation adjustment	42
Accumulated other comprehensive income - pension liability and postretirement	(1)
Total equity	41
Carrying value of net asset (adjusted for currency translation and pension adjustments)	$860
As a result of the divestiture, the Company recognized a pre-tax loss of approximately $10 million, subject to certain post-closing adjustments, presented in Other (income) expense, net on the Consolidated Statements of Income and Comprehensive Income (Loss) for the three and six months ended June 30, 2023. The Company also recognized the income tax effects associated with the transaction of approximately $7 million based on preliminary estimates as of June 30, 2023.

The Company has recognized income tax effects associated with the divestiture across multiple periods in connection with internal restructuring prior to the external sale transaction. Based on preliminary estimates, the total income taxes recognized was approximately $88 million, with approximately $72 million that was recognized during the year ended December 31, 2022.
Liquidation of a Business in Russia
As part of the liquidation of a business in Russia for the sale of the portion of the Savory Solutions business, the Company recognized a pre-tax loss of approximately $10 million presented in the Other (income) expense, net, and tax benefits of approximately $2 million presented in Provision for income taxes on the Consolidated Statements of Income and Comprehensive Income (Loss) for the six months ended June 30, 2023.
Divestiture of Microbial Control
The Company completed the divestiture of the Microbial Control business unit on July 1, 2022, which was acquired as part of the Company’s merger with Nutrition and Biosciences, Inc. (“N&B”), a wholly-owned subsidiary of DuPont, in 2021 (the “Merger”), and received net cash proceeds of approximately $1.169 billion. The Company also entered into transition services agreements with the buyer for providing certain general accounting, information technology and other services up to 19 months following the date of the sale for minimal consideration. The fair value of these transition services agreements was determined to be approximately $36 million, which was adjusted against the sale consideration and recognized as deferred transition services income. For the three and six months ended June 30, 2023, the transition services income under the transition services agreements was approximately $8 million and $13 million, respectively, and was recognized as a reduction to the costs incurred to provide services under the transition services agreements, which was included in Selling and administrative expenses on the Consolidated Statements of Income and Comprehensive Income (Loss).
Subsequent Event
The Company completed the divestiture of its Flavor Specialty Ingredients business on August 1, 2023. Upon closing, the Company received net cash proceeds of approximately $205 million, including funds held in escrow, adjusted for the preliminary estimates of certain closing adjustments. Finalization of such closing adjustments may result in additional cash receipt or payment to the buyer.

NOTE 4.    RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges primarily consist of separation costs for employees including severance, outplacement and other employee benefit costs (“Severance”), charges related to the write-down of fixed assets of plants to be closed (“Fixed asset write-down”) and all other related restructuring (“Other”) costs. All restructuring and other charges are separately stated on the Consolidated Statements of Income and Comprehensive Income (Loss).
Frutarom Integration Initiative
In connection with the acquisition of Frutarom, the Company executed an integration plan that, among other initiatives, sought to optimize its manufacturing network (the “Frutarom Integration Initiative”). Since the inception of the initiative through March 31, 2023, the Company closed 22 sites and expensed total costs of approximately $36 million. As of March 31, 2023, the Frutarom Integration Initiative was completed.
N&B Merger Restructuring Liability
For the six months ended June 30, 2023, the Company had approximately $1 million of reversal to charges related to severance. Since the inception of the restructuring activities, there have been a total of approximately 215 headcount reductions and the Company has expensed approximately $44 million.
2023 Restructuring Program
In December 2022, the Company announced a restructuring program mainly related to headcount reduction to improve its organizational and operating structure, drive efficiencies and achieve cost savings. For the six months ended June 30, 2023, the Company incurred approximately $64 million of charges related to severance and there have been a total of approximately 630 actual and planned headcount reductions. The Company expects to incur a majority of the costs for the 2023 Restructuring Program in the current year.

Changes in Restructuring Liabilities
Changes in restructuring liabilities during the six months ended June 30, 2023 were as follows:

(DOLLARS IN MILLIONS)	Balance at December 31, 2022	Additional Charges (Reversals), Net	Cash Payments	Balance at June 30, 2023
Frutarom Integration Initiative
Severance	$4	$(3)	$(1)	$—
Other Restructuring Charges
Severance	1	(1)	—	—
N&B Merger Restructuring Liability
Severance	9	(1)	(7)	1
Other	1	—	(1)	—
2023 Restructuring Program
Severance	—	64	(26)	38
Total Restructuring and other charges	$15	$59	$(35)	$39
Restructuring liabilities are presented in “Other current liabilities” on the Consolidated Balance Sheets.
Charges by Segment
The following table summarizes the total amount of costs incurred in connection with these restructuring programs and activities by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2023	2022	2023	2022
Nourish	$2	$1	$32	$3
Health & Biosciences	1	1	11	1
Scent	4	5	14	5
Pharma Solutions	—	—	2	—
Total Restructuring and other charges	$7	$7	$59	$9

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of the following amounts:

(DOLLARS IN MILLIONS)	June 30, 2023	December 31, 2022
Asset Type
Land	$194	$199
Buildings and improvements	1,743	1,697
Machinery and equipment	3,548	3,344
Information technology	332	291
Construction in process	587	649
Total Property, plant and equipment	6,404	6,180
Accumulated depreciation	(2,186)	(1,977)
Total property, plant and equipment, net	$4,218	$4,203
Depreciation expense was $115 million and $117 million for the three months ended June 30, 2023 and 2022, respectively, and $220 million and $234 million for the six months ended June 30, 2023 and 2022, respectively.
Impairment of Property, Plant and Equipment
As discussed in Note 1, during the three and six months ended June 30, 2022, an impairment charge of approximately $28 million was recorded in connection with property, plant and equipment, primarily buildings and improvements, of an asset group that operated primarily in Russia.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill attributable to each reportable segment for the six months ended June 30, 2023 were as follows:

(DOLLARS IN MILLIONS)	Nourish	Health & Biosciences	Scent	Pharma Solutions	Total
Balance at December 31, 2022	$6,050	$4,321	$1,745	$1,239	$13,355
Reduction from business divestitures	(4)	—	—	—	(4)
Foreign exchange	56	59	13	19	147
Balance at June 30, 2023	$6,102	$4,380	$1,758	$1,258	$13,498
The goodwill balances at June 30, 2023 and December 31, 2022 include $2.250 billion of accumulated impairment related to the Health & Biosciences reportable segment. The accumulated impairment relates entirely to an impairment charge recorded in 2022.
Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	June 30,	December 31,
(DOLLARS IN MILLIONS)	2023	2022
Asset Type
Customer relationships	$8,375	$8,318
Technological know-how	2,359	2,339
Trade names & patents	360	358
Other	50	47
Total carrying value	11,144	11,062
Accumulated Amortization
Customer relationships	(1,470)	(1,252)
Technological know-how	(704)	(589)
Trade names & patents	(113)	(97)
Other	(44)	(42)
Total accumulated amortization	(2,331)	(1,980)
Other intangible assets, net	$8,813	$9,082
Amortization
Amortization expense was $172 million and $184 million for the three months ended June 30, 2023 and 2022, respectively, and $343 million and $370 million for the six months ended June 30, 2023 and 2022, respectively.
Amortization expense for the next five years is expected to be as follows:

(DOLLARS IN MILLIONS)	2023	2024	2025	2026	2027
Estimated future intangible amortization expense	$351	$702	$700	$697	$598
Impairment of Intangible Assets
As discussed in Note 1, during the three and six months ended June 30, 2022, an impairment charge of approximately $92 million was recorded in connection with intangible assets, primarily customer relationships and technological know-how, of an asset group that operated primarily in Russia.

NOTE 7.    OTHER CURRENT ASSETS AND LIABILITIES, AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	June 30, 2023	December 31, 2022
Value-added tax receivable	$177	$212
Income tax receivable	205	129
Packaging materials and supplies	157	148
Prepaid expenses	187	144
Other	172	137
Total	$898	$770
Other assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	June 30, 2023	December 31, 2022
Deferred income taxes	$219	$167
Overfunded pension plans	190	180
Cash surrender value of life insurance contracts	47	45
Finance lease right-of-use assets	22	22
Equity method investments	11	10
Other(1)	265	265
Total	$754	$689
_______________________
(1)Includes land usage rights in China, long-term deposits and receivables on certain derivative instruments.

Other current liabilities consisted of the following amounts:

(DOLLARS IN MILLIONS)	June 30, 2023	December 31, 2022
Rebates and incentives payable	$95	$99
Value-added tax payable	57	65
Interest payable	57	55
Current pension and other postretirement benefit obligation	7	10
Accrued insurance (including workers’ compensation)	10	9
Earn outs payable	31	—
Accrued restructuring	39	15
Current operating lease obligation	86	86
Accrued freight	22	18
Accrued commissions payable	11	11
Accrued income taxes	110	313
Accrued expenses payable	302	256
Other	92	91
Total	$919	$1,028

NOTE 8.    DEBT
Debt consisted of the following:

(DOLLARS IN MILLIONS)	Effective Interest Rate	June 30, 2023	December 31, 2022
2023 Notes(1)	3.30%	$—	$300
2024 Euro Notes(1)	1.88%	546	532
2025 Notes(1)	1.22%	1,000	1,000
2026 Euro Notes(1)	1.93%	870	845
2027 Notes(1)	1.56%	1,213	1,215
2028 Notes(1)	4.57%	398	398
2030 Notes(1)	2.21%	1,509	1,510
2040 Notes(1)	3.04%	773	774
2047 Notes(1)	4.44%	495	495
2048 Notes(1)	5.12%	787	787
2050 Notes(1)	3.21%	1,570	1,571
2024 Term Loan Facility(2)	3.81%	625	625
2026 Term Loan Facility(2)	5.22%	625	625
Revolving Credit Facility(3)		—	100
Commercial paper(4)		159	187
Bank overdrafts and other		—	6
Total debt		10,570	10,970
Less: Short-term borrowings(5)		(1,362)	(597)
Total Long-term debt		$9,208	$10,373
_______________________
(1)Amount is net of unamortized discount and debt issuance costs.
(2)Amount is recorded at fair value.
(3)The interest rate on the Revolving Credit Facility is, at the applicable borrower’s option, a per annum rate equal to either (x) an eurocurrency rate plus an applicable margin varying from 1.000% to 1.625% or (y) a base rate plus an applicable margin varying from 0.000% to 0.625%, in each case depending on the public debt ratings for non-credit enhanced long-term senior unsecured debt issued by the Company.
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
Commercial Paper
For the six months ended June 30, 2023, the Company had gross issuances of $3.535 billion and repayments of $3.563 billion under the Commercial Paper Program. The commercial paper issued had original maturities of less than 86 days. For the six months ended June 30, 2022, the Company had gross issuances of $3.646 billion and repayments of $3.178 billion.
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

Term Loan Amendment No. 3, among other things, extends the period during which certain relief is provided with respect to the financial covenant contained in the Existing Term Loan Credit Agreement through December 31, 2024, or such earlier date on which the Company elects to terminate such period (the “Term Loan Covenant Relief Period”), by providing that during the Term Loan Covenant Relief Period, the Company’s consolidated leverage ratio shall not exceed as of the end of the fiscal quarter for the period of the four fiscal quarters then ended: (i) 5.25x for any fiscal quarter ending on or before June 30, 2023, (ii) 5.00x for the fiscal quarter ending September 30, 2023, (iii) 4.75x for any subsequent fiscal quarter ending on or before March 31, 2024, (iv) 4.50x for the fiscal quarter ending June 30, 2024, (v) 4.25x for the fiscal quarter ending September 30, 2024 and (vi) 4.00x for the fiscal quarter ending December 31, 2024. During the Term Loan Covenant Relief Period, Term Loan Amendment No. 3 also prohibits the Company from (i) effecting any share repurchases and (ii) creating liens to secure debt in excess of the greater of $400 million and 5.00% of Consolidated Net Tangible Assets (as defined in the Term Loan Credit Agreement), in each case subject to certain exceptions set forth therein. The Company was in compliance with all covenants as of June 30, 2023.
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
Revolver Amendment No. 2, among other things, extends the period during which certain relief is provided with respect to the financial covenant contained in the Existing Revolving Credit Agreement through December 31, 2024, or such earlier date on which the Company elects to terminate such period (the “Revolver Covenant Relief Period”), by providing that during the Revolver Covenant Relief Period, the Company’s consolidated leverage ratio shall not exceed as of the end of the fiscal quarter for the period of the four fiscal quarters then ended: (i) 5.25x for any fiscal quarter ending on or before June 30, 2023, (ii) 5.00x for the fiscal quarter ending September 30, 2023, (iii) 4.75x for any subsequent fiscal quarter ending on or before March 31, 2024, (iv) 4.50x for the fiscal quarter ending June 30, 2024, (v) 4.25x for the fiscal quarter ending September 30, 2024 and (vi) 4.00x for the fiscal quarter ending December 31, 2024. During the Revolver Covenant Relief Period, Revolver Amendment No. 2 also prohibits the Loan Parties from (i) effecting any share repurchases and (ii) creating liens to secure debt in excess of the greater of $400 million and 5.00% of Consolidated Net Tangible Assets (as defined in the Revolving Credit Agreement), in each case subject to certain exceptions set forth therein. The Company was in compliance with all covenants as of June 30, 2023.
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
For the six months ended June 30, 2023, the Company had issuances of $800 million and repayments of $900 million under the Revolving Credit Facility. For the six months ended June 30, 2022, the Company had issuances of $350 million and no repayments.
Repayment of 2023 Notes
On May 1, 2023, the Company made a $300 million debt repayment related to the 2023 Notes at maturity, which was funded from the issuance of $400 million under the Revolving Credit Facility. The issuance under the Revolving Credit Facility was repaid in June 2023.

NOTE 9.   LEASES
The Company has leases for corporate offices, manufacturing facilities, research and development facilities and certain transportation and office equipment. The Company’s leases have remaining lease terms of up to 50 years, some of which include options to extend the leases for up to 15 years.
The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(DOLLARS IN MILLIONS)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease cost	$56	$45	$105	$92
Finance lease cost	2	2	4	4
Supplemental cash flow information related to leases was as follows:

	Six Months Ended	Six Months Ended
(DOLLARS IN MILLIONS)	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$64	$70
Financing cash flows for finance leases	4	3
Right-of-use assets obtained in exchange for lease obligations
Operating leases	57	144
Finance leases	6	2
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

NOTE 10. INCOME TAXES
The effective tax rate for the three months ended June 30, 2023 was 46.0%, which was primarily driven by tax expenses relating to business divestitures and changes in the mix of income and losses, some of which do not give rise to tax benefits due to valuation allowances.
The effective tax rate for the six months ended June 30, 2023 was 70.3%, which was primarily driven by tax expenses relating to business divestitures and changes in the mix of income and losses, some of which do not give rise to tax benefits due to valuation allowances.
As of June 30, 2023, the Company had approximately $111 million of unrecognized tax benefits recorded in Other liabilities and approximately $5 million recorded to Other current liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
As of June 30, 2023, the Company had accrued interest and penalties of approximately $37 million classified in Other liabilities and approximately $2 million classified in Other current liabilities.
As of June 30, 2023, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was approximately $155 million associated with tax positions asserted in various jurisdictions.
The Company regularly repatriates earnings from non-U.S. subsidiaries. As the Company repatriates these funds to the U.S., they will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of June 30, 2023, the Company had a deferred tax liability of approximately $159 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.

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

Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2023	2022	2023	2022
Equity-based awards	$20	$16	$32	$25
Liability-based awards	—	1	—	1
Total stock-based compensation expense	20	17	32	26
Less: Tax benefit	(4)	(3)	(6)	(5)
Total stock-based compensation expense, after tax	$16	$14	$26	$21
As of June 30, 2023, there was approximately $105 million of total unrecognized compensation cost related to non-vested awards granted under the equity incentive plans.

NOTE 12. SEGMENT INFORMATION
The Company is organized into four reportable operating segments: Nourish, Health & Biosciences, Scent and Pharma Solutions. These segments align with the internal structure to manage these businesses. The Company’s Chief Operating Decision Maker regularly reviews financial information to allocate resources and assess performance utilizing these segments.
Nourish is comprised of three business units, Ingredients, Flavors and Food Designs, with a diversified portfolio across natural and plant-based specialty food ingredients, flavor compounds, and systems and inclusions, respectively. Ingredients provide texturizing solutions to the food industry, food protection solutions used in food and beverage products, specialty soy and pea protein with value-added formulations, emulsifiers and sweeteners. Flavors provide a range of flavor compounds and natural taste solutions that are ultimately used by IFF’s customers in savory products, beverages, sweets and dairy products. Flavors also provide value-added spices and seasoning ingredients for meat, food service, convenience, alternative protein and culinary products. Food Designs provide blends and systems that combine key ingredients tailored to IFF customers’ specific needs. Additionally, Food Designs provide inclusion products that help with taste and texture by, among other things, combining flavorings with fruit, vegetables, and other natural ingredients for a wide range of food products, such as health snacks, baked goods, cereals, pastries, ice cream and other dairy products.
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
Scent is comprised of (1) Fragrance Compounds, which are ultimately used by IFF’s customers in two broad categories: Fine Fragrances, including perfumes and colognes, and Consumer Fragrances, including fragrance compounds for personal care (e.g., soaps), household products (e.g., detergents and cleaning agents) and beauty care, including toiletries; (2) Fragrance Ingredients, consisting of synthetic and natural ingredients that can be combined with other materials to create unique fine fragrance and consumer fragrance compounds; and (3) Cosmetic Ingredients, consisting of active and functional ingredients, botanicals and delivery systems to support our customers’ cosmetic and personal care product lines. Major fragrance customers include the cosmetics industry, including perfume and toiletries manufacturers, and the household products industry, including manufacturers of soaps, detergents, fabric care, household cleaners and air fresheners.
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

Reportable segment information was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(DOLLARS IN MILLIONS)	2023	2022	2023	2022
Net sales:
Nourish	$1,564	$1,818	$3,217	$3,549
Health & Biosciences	522	665	1,035	1,326
Scent	592	580	1,200	1,165
Pharma Solutions	251	244	504	493
Consolidated	$2,929	$3,307	$5,956	$6,533
Segment Adjusted Operating EBITDA:
Nourish	$181	$365	$389	$694
Health & Biosciences	145	184	276	376
Scent	117	93	222	209
Pharma Solutions	67	58	126	123
Total	510	700	1,013	1,402
Depreciation & Amortization	(287)	(301)	(563)	(604)
Interest Expense	(116)	(77)	(227)	(149)
Other Income (Expense), net	21	(6)	15	10
Restructuring and Other Charges (a)	(7)	(7)	(59)	(9)
Impairment of Long-Lived Assets (b)	—	(120)	—	(120)
Acquisition, Divestiture and Integration Related Costs (c)	(45)	(61)	(76)	(110)
Strategic Initiatives Costs (d)	(9)	—	(22)	—
Regulatory Costs (e)	(14)	—	(19)	—
Other (f)	(3)	2	2	(5)
Income Before Taxes	$50	$130	$64	$415
_______________________

(a)	For 2023 and 2022, represents costs primarily related to severance as part of the Company's restructuring efforts.
(b)	Represents costs related to the impairment of intangible and fixed assets of an asset group that operated primarily in Russia.
(c)
For 2023 and 2022, primarily represents costs related to the Company's actual and planned acquisitions and divestitures and integration related activities primarily for Frutarom and N&B. These costs primarily consisted of external consulting fees, professional and legal fees and salaries of individuals who are fully dedicated to such efforts. For 2023, acquisition costs primarily relate to earn-out adjustments and integration costs primarily relate to IT costs for the N&B integration.

For the three months ended June 30, 2023, business divestiture, integration and acquisition related costs were approximately $20 million, $20 million and $5 million, respectively. For the three months ended June 30, 2022, business divestiture, integration and acquisition related costs were approximately $30 million, $30 million and $1 million, respectively. For the six months ended June 30, 2023, business divestiture, integration and acquisition related costs were approximately $41 million, $30 million and $5 million, respectively. For the six months ended June 30, 2022, business divestiture, integration and acquisition related costs were approximately $60 million, $48 million and $2 million, respectively.

(d)	Represents costs related to the Company's strategic assessment and business portfolio optimization efforts and reorganizing the Global Shared Services Centers, primarily consulting fees.
(e)	Represents costs primarily related to legal fees incurred for the ongoing investigations of the fragrance businesses.
(f)	For 2023, represents (losses) gains from sale of assets. For 2022, represents shareholder activist related costs, primarily professional fees, severance costs, including accelerated stock compensation expense, for certain executives who have been separated from the Company, and gains from sale of assets.

Net sales, which are attributed to individual regions based upon the destination of product delivery, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2023	2022	2023	2022
Europe, Africa and Middle East	$970	$1,100	$2,040	$2,228
Greater Asia	673	755	1,361	1,499
North America	910	1,065	1,815	2,067
Latin America	376	387	740	739
Consolidated	$2,929	$3,307	$5,956	$6,533

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2023	2022	2023	2022
Net sales related to the U.S.	$777	$978	$1,648	$1,879
Net sales attributed to all foreign countries	2,152	2,329	4,308	4,654
No non-U.S. country had net sales greater than 7% of total consolidated net sales for the three and six months ended June 30, 2023. No non-U.S. country had net sales greater than 6% of total consolidated net sales for the three and six months ended June 30, 2022.

NOTE 13. EMPLOYEE BENEFITS
Pension and other defined contribution retirement plan expenses included the following components:

(DOLLARS IN MILLIONS)	U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest cost on projected benefit obligation(2)	$6	$4	$13	$8
Expected return on plan assets(2)	(8)	(6)	(16)	(11)
Net amortization and deferrals(2)	1	2	1	4
Net periodic benefit (income) cost	$(1)	$—	$(2)	$1

(DOLLARS IN MILLIONS)	Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost for benefits earned(1)	$5	$10	$10	$19
Interest cost on projected benefit obligation(2)	9	4	18	9
Expected return on plan assets(2)	(11)	(11)	(23)	(22)
Net amortization and deferrals(2)	(1)	3	(1)	6
Net periodic benefit (income) cost	$2	$6	$4	$12
_______________________
(1)Included as a component of Operating profit.
(2)Included as a component of Other (income) expense, net.
The Company expects to contribute a total of $5 million to its U.S. pension plans and a total of $32 million to its non-U.S. pension plans during 2023. During the six months ended June 30, 2023, no contributions were made to the qualified U.S. pension plans, $16 million of contributions were made to the non-U.S. pension plans, and $2 million of benefit payments were made with respect to the Company’s non-qualified U.S. pension plan.
(Income) expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2023	2022	2023	2022
Interest cost on projected benefit obligation	$1	$1	$2	$1
Net amortization and deferrals	(2)	(1)	(3)	(2)
Total postretirement benefit (income) expense	$(1)	$—	$(1)	$(1)

The Company expects to contribute $3 million to its postretirement benefits other than pension plans during 2023. In the six months ended June 30, 2023, $2 million of contributions were made.

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
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company also considers counterparty credit risk in its assessment of fair value. The Company determines the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the Term SOFR swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. The Company does not have any instruments classified as Level 3, other than those included in pension asset trusts as discussed in Note 15 of the Company’s 2022 Form 10-K.

The carrying values and the estimated fair values of financial instruments at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023		December 31, 2022
(DOLLARS IN MILLIONS)	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 1
Cash and cash equivalents(1)	$638	$638	$483	$483
LEVEL 2
Credit facilities and bank overdrafts(2)	—	—	106	106
Derivatives
Derivative assets(3)	17	17	1	1
Derivative liabilities(3)	119	119	75	75
Commercial paper(2)	159	159	187	187
Long-term debt:
2023 Notes(4)	—	—	300	298
2024 Euro Notes(4)	546	535	532	519
2025 Notes(4)	1,000	890	1,000	884
2026 Euro Notes(4)	870	784	845	774
2027 Notes(4)	1,213	1,010	1,215	1,006
2028 Notes(4)	398	376	398	380
2030 Notes(4)	1,509	1,186	1,510	1,188
2040 Notes(4)	773	523	774	535
2047 Notes(4)	495	383	495	390
2048 Notes(4)	787	676	787	685
2050 Notes(4)	1,570	1,003	1,571	1,021
2024 Term Loan Facility(5)	625	625	625	625
2026 Term Loan Facility(5)	625	625	625	625
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

Hedges Related to Issuances of Debt
As of June 30, 2023, the Company designated approximately $1.416 billion of Euro Notes as a hedge of a portion of its net European investments. Accordingly, the change in the value of the debt that is attributable to foreign exchange movements is recorded in other comprehensive income (“OCI”) as a component of foreign currency translation adjustments in the accompanying Consolidated Statements of Income and Comprehensive Income (Loss).
Cross Currency Swaps
The Company has twelve EUR/USD cross currency swaps with a notional value of $1.400 billion that mature through November 2030. The swaps all qualified as net investment hedges in order to mitigate a portion of the Company’s net European investments from foreign currency risk. As of June 30, 2023, the twelve swaps were in a net liability position with an aggregate fair value of $117 million, which were classified as Other assets and Other liabilities on the Consolidated Balance Sheets. Changes in fair value related to cross currency swaps are recorded in OCI.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of June 30, 2023 and December 31, 2022:

(DOLLARS IN MILLIONS)	June 30, 2023	December 31, 2022
Foreign currency contracts(1)	$(758)	$92
Commodity contracts(1)	7	(1)
Cross currency swaps	1,400	1,400
_______________________
(1)Foreign currency contracts and commodity contracts are presented net of contracts bought and sold.
The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected on the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022:

	June 30, 2023
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency contracts	$—	$17	$17
Derivative liabilities(2)
Foreign currency contracts	$—	$1	$1
Cross currency swaps	117	—	117
Commodity contracts	—	1	1
Total derivative liabilities	$117	$2	$119

	December 31, 2022
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency contracts	$—	$1	$1
Derivative liabilities(2)
Cross currency swaps	$75	$—	$75
 _______________________
(1)Derivative assets are recorded to Other assets on the Consolidated Balance Sheets.
(2)Derivative liabilities are recorded to Other liabilities on the Consolidated Balance Sheets.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments on the Consolidated Statements of Income and Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022:

	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Three Months Ended June 30,
	2023	2022
Foreign currency contracts(1)	$3	$—	Other (income) expense, net
Commodity contracts	2	—	Cost of goods sold
Total	$5	$—
	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Six Months Ended June 30,
	2023	2022
Foreign currency contracts(1)	$3	$2	Other (income) expense, net
Commodity contracts	2	—	Cost of goods sold
Total	$5	$2
_______________________
(1)The foreign currency contract net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.
The following table shows the effect of the Company’s derivative and non-derivative instruments designated as net investment hedging instruments, net of tax, on the Consolidated Statements of Income and Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022:

	Amount of Gain (Loss) Recognized in OCI on Derivative and Non-Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (“AOCI”) into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
(DOLLARS IN MILLIONS)	2023	2022		2023	2022
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	$(30)	$49	N/A	$—	$—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	(2)	21	N/A	—	—
2026 Euro Notes	(4)	34	N/A	—	—
Total	$(36)	$104		$—	$—

	Amount of Gain (Loss) Recognized in OCI on Derivative and Non-Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
	2023	2022		2023	2022
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	$(33)	$48	N/A	$—	$—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	(11)	30	N/A	—	—
2026 Euro Notes	(18)	48	N/A	—	—
Total	$(62)	$126		$—	$—
The ineffective portion of the above noted net investment hedges was not material and was recorded as a component of interest expense on the Consolidated Statements of Income and Comprehensive Income (Loss) during the three and six months ended June 30, 2023 and 2022.

At June 30, 2023, based on current market rates, the Company does not expect any derivative losses (net of tax), included in AOCI, to be reclassified into earnings within the next 12 months.

NOTE 15.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present changes in the accumulated balances for each component of other comprehensive (loss) income, including current period other comprehensive (loss) income and reclassifications out of accumulated other comprehensive loss:

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2022	$(2,066)	$1	$(133)	$(2,198)
OCI before reclassifications	302	—	—	302
Reclassifications due to business divestitures	42	—	(1)	41
Amounts reclassified from AOCI	—	—	(2)	(2)
Net current period other comprehensive income (loss)	344	—	(3)	341
Accumulated other comprehensive (loss) income, net of tax, as of June 30, 2023	$(1,722)	$1	$(136)	$(1,857)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2021	$(1,133)	$1	$(291)	$(1,423)
OCI before reclassifications	(788)	—	(5)	(793)
Amounts reclassified from AOCI	—	—	6	6
Net current period other comprehensive income (loss)	(788)	—	1	(787)
Accumulated other comprehensive (loss) income, net of tax, as of June 30, 2022	$(1,921)	$1	$(290)	$(2,210)
The following table provides details about reclassifications out of Accumulated other comprehensive loss to the Consolidated Statements of Income and Comprehensive Income (Loss):

	Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Income and Comprehensive Income (Loss)
(DOLLARS IN MILLIONS)	2023	2022
Gains (losses) on pension and postretirement liability adjustments
Prior service cost	$2	$3	(1)
Actuarial losses	—	(10)	(1)
Tax	—	1	Provision for income taxes
Total	$2	$(6)	Total, net of income taxes
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

As of June 30, 2023, the Company had a total capacity of approximately $431 million of bank guarantees, commercial guarantees, standby letters of credit and surety bonds with various financial institutions. Included in the above aggregate amount was a total of approximately $10 million for other assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011. There was a total of approximately $94 million outstanding under the bank guarantees, standby letters of credit and commercial guarantees as of June 30, 2023.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $8 million as of June 30, 2023.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of June 30, 2023, the Company had a total capacity of approximately $1.825 billion of lines of credit with various financial institutions, in addition to the $1.548 billion of capacity under the Revolving Credit Facility. Pursuant to these lines of credit as of June 30, 2023, there were total draw downs of approximately $159 million related to the issuance of commercial paper. Refer to Note 8 for additional information.
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
Litigation Matters
On August 12, 2019, Marc Jansen filed a putative securities class action against IFF, its then Chairman and CEO, and its then-CFO, in the United States District Court for the Southern District of New York. The lawsuit was filed after IFF disclosed that preliminary results of investigations indicated that Frutarom businesses operating principally in Russia and Ukraine had made improper payments to representatives of customers. On March 16, 2020, an amended complaint was filed, which added Frutarom and certain former officers of Frutarom as defendants. The amended complaint alleges, among other things, that defendants made materially false and misleading statements or omissions concerning IFF’s acquisition of Frutarom, the integration of the two companies, and the companies’ financial reporting and results. The amended complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and under the Israeli Securities Act-1968, against all defendants, and under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants, on behalf of a putative class of persons and entities who purchased or otherwise acquired IFF securities on the New York Stock Exchange between May 7, 2018 and August 12, 2019 and persons and entities who purchased or otherwise acquired IFF securities on the Tel Aviv Stock Exchange between October 9, 2018 and August 12, 2019. The amended complaint seeks an award of unspecified compensatory damages, costs, and expenses. IFF, its officers, and Frutarom filed a motion to dismiss the case on June 26, 2020, which was granted on March 30, 2021. On April 28, 2021, lead plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit. Lead plaintiffs are pursuing the appeal only against Frutarom and certain former officers of Frutarom. The parties have submitted their briefs to the Court of Appeals. The Second Circuit held oral argument on February 10, 2022. On September 30, 2022, the Second Circuit affirmed the dismissal of Plaintiffs’ claims. On October 14, 2022, Plaintiffs filed a Petition for Rehearing En Banc, which the Second Circuit denied on January 4, 2023. Plaintiffs did not seek review in the United States Supreme Court. The matter is therefore fully resolved in defendants’ favor.

Two motions to approve securities class actions were filed in the Tel Aviv District Court, Israel, in August 2019, similarly alleging, among other things, false and misleading statements largely in connection with IFF’s acquisition of Frutarom and the above-mentioned improper payments. One motion (“Borg”) asserts claims under the U.S. federal securities laws against IFF, its former Chairman and CEO, and its former CFO. On November 8, 2020, IFF and its officers filed their response to the Borg motion. On April 20, 2021, Mr. Borg filed a motion to stay the proceeding pending an appellate decision in the U.S. proceeding. On June 15, 2021, August 11, 2021, November 9, 2021, January 9, 2022, April 7, 2022 and July 10, 2022, the U.S. lead plaintiffs filed update notices with the Israeli court regarding the appeal in the U.S. proceeding. On June 12, 2023, the petitioner filed a withdrawal motion, which the court then granted. The Borg case is now dismissed. The other motion (“Oman”) (following an initial amendment) asserted claims under the Israeli Securities Act-1968 against IFF, its former Chairman and CEO, and its former CFO, and against Frutarom and certain former Frutarom officers and directors, as well as claims under the Israeli Companies Act-1999 against certain former Frutarom officers and directors. On February 17, 2021, the court granted a motion by the Oman plaintiff to remove IFF and its officers from the motion and to add factual allegations from the US amended complaint. The amended Oman motion was filed on July 4, 2021. On August 29, 2021, the former Frutarom officers and certain former Frutarom directors filed a motion to dismiss the case. On September 30, 2021, Frutarom notified the court that it joins the legal arguments made in the motion to dismiss. On February 22, 2022, the court denied the motion to dismiss. On July 14, 2022, the court approved the parties’ motion to mediate the dispute, which postpones all case deadlines until after the mediation. In addition, a request to appeal the court’s denial of the motion to dismiss filed by the former Frutarom officers and certain former Frutarom directors has been stayed. The parties held mediation meetings on September 13, 2022, November 22, 2022 and March 1, 2023.
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
On March 11, 2020, an IFF shareholder filed a motion to approve a class action in Israel against, among others, Frutarom, Yehudai, and Frutarom’s former board of directors, alleging that former minority shareholders of Frutarom were harmed as a result of the US $20 million bonus paid to Yehudai. The parties to this motion agreed to attempt to resolve the dispute through mediation to take place regarding the aforesaid claim against Yehudai. On July 27, 2021, counsel to the movant in the class action filed a notice with the court that the mediation process ended without an agreement. On August 26, 2021, a motion to dismiss the class action application was filed by Yehudai and certain former directors of Frutarom. On September 9, 2021, an additional motion to dismiss was filed by other former directors of Frutarom together with ICC Industries, Inc. and its affiliates. On December 9, 2021, the court denied the motions to dismiss. Responses to the class action motion were filed in May 2022, and applicant’s response was filed in December 2022. An evidentiary hearing is set for October 2023.
Since March 2023, various putative class action lawsuits have been filed against IFF, Firmenich International SA, Givaudan SA, and Symrise AG and/or certain affiliates thereof in the Quebec Superior Court, the Federal Court of Canada and, in several cases, the United States District Court for the District of New Jersey. These actions allege violations of the Canadian Competition Act and the Sherman Act, as applicable, and other related claims, and seek damages and other relief. IFF may face additional civil suits, in the United States or elsewhere, relating to such alleged conduct. At this time, IFF is unable to predict the potential outcome of these lawsuits or any potential effect they may have on the Company’s results of operations, liquidity or financial condition.
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

On March 7, 2023, the European Commission (“EC”) and the United Kingdom Competition and Markets Authority (“CMA”) carried out unannounced inspections of certain of IFF’s facilities. On the same day, IFF was served with a grand jury subpoena by the Antitrust Division of the U.S. Department of Justice (“DOJ”). IFF understands the EC, CMA, DOJ and the Swiss Competition Commission to be investigating potential anticompetitive conduct as it relates to IFF’s fragrance businesses. IFF has been and intends to continue cooperating with these investigations. IFF is unable, however, to predict or determine at this time the duration or outcome of the investigations, or whether the outcome of the investigations will materially impact the Company’s results of operations, liquidity or financial condition.
China Facilities
Guangzhou Taste Plant
During the fourth quarter of 2016, the Company was notified that certain governmental authorities had began to evaluate a change in the zoning of the Guangzhou Taste plant. The zoning, if changed, would not affect the current operations, but would prevent expansions or other increases in the operating capacity of the plant. The ultimate outcome of any change that the governmental authorities may propose, the timing of such a change, and the nature of any compensation arrangements that might be provided to the Company are uncertain. To address the governmental authorities’ requirements, the Company has transferred certain production capabilities from the Guangzhou Taste plant to a newly built facility in Zhangjiagang. Currently, the Company does not foresee the need for expansions of the Guangzhou Taste plant.
The net book value of the Guangzhou and Zhangjiagang Taste plants was approximately $48 million and $35 million, respectively, as of June 30, 2023.
Guangzhou Scent Plant
During the second quarter of 2019, the Company was notified that certain governmental authorities had changed the zoning where the Guangzhou Scent plant is located. The zoning change did not affect the current operations but prevents expansions or other increases in the operating capacity of the plant. The Company believes that it is possible that the zoning may be enforced in the future such that it would not be able to continue manufacturing at the existing site. The ultimate outcome of any change that the governmental authorities may propose, the timing of such a change, and the nature of any compensation arrangements that might be provided to the Company are uncertain. To address the governmental authorities’ requirements, the Company has transferred certain production capabilities from the Guangzhou Scent plant to the plant in Jiande, China.
The net book value of the Guangzhou Scent plant and the plant in Jiande, China was approximately $6 million and $54 million, respectively, as of June 30, 2023.
Zhejiang Ingredients Plant
In the fourth quarter of 2017, the Company concluded discussions with the government regarding the relocation of its Fragrance Ingredients plant in Zhejiang and, based on the agreements reached, expected to receive total compensation payments up to approximately $50 million. The relocation compensation was paid to the Company over the period of the relocation. The Company received payments totaling $30 million through the end of 2019. Production at the facility ceased during 2019. In the second quarter of 2020, the Company transferred ownership of the site to the government and the remaining net book value of the plant was written off. In the third quarter of 2020, the Company received a payment of approximately $13 million. The land remediation activities were completed in November 2022 and the final land restoration activities to restore the land to its original height, per the government’s request, were completed in April 2023. Upon completion of these activities, the land was returned to the government in April 2023 and a final payment of approximately $5 million was received in June 2023.
The Company has recognized a pre-tax gain of approximately $22 million related to this transaction presented in Other (income) expense, net on the Consolidated Statements of Income and Comprehensive Income (Loss) for the three and six months ended June 30, 2023. The Company has also recognized an estimated amount of approximately $6 million of income taxes presented in Provision for income taxes on the Consolidated Statements of Income and Comprehensive Income (Loss) for the three and six months ended June 30, 2023. The calculation of the applicable income taxes related to this transaction has been sent to the local tax authorities for review and is pending final approval.
Total China Operations
The total net book value of all plants in China was approximately $227 million as of June 30, 2023.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, the Company believes it has valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, the Company is required to, and has provided, bank guarantees and pledged assets in the aggregate amount of approximately $18 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
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
In February 2023, the BSC made an unfavorable court resolution for the Company related to the use of the gross method, which was only granted to claims submitted prior to March 2017. As a result of this unfavorable court resolution, the Company wrote off approximately $6 million of receivables related to this matter. As of June 30, 2023, the Company had no receivables related to this matter.
Avicel® PH NF (Pharma Solutions)
The Company has determined that certain grades of microcrystalline cellulose (Avicel® PH 101, 102, and 200 NF and Avicel® RC-591 NF) were found to be out-of-specification (collectively, “OOS Avicel® NF”). The Company does not expect the OOS conductivity issue to affect the functionality of Avicel® NF grades or to pose a human health hazard. Corrective actions have been implemented to improve operational and laboratory conditions. Based on the information available, as of June 30, 2023, payments associated with this matter were approximately $34 million, and the Company has a current accrual of approximately $12 million for agreed settlements. The total amount of exposure may increase if additional customers present claims or other exposures are identified.

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
The following table sets forth the details of the Company’s redeemable non-controlling interests:

(DOLLARS IN MILLIONS)	Redeemable Non-controlling Interests
Balance at December 31, 2021	$105
Impact of foreign exchange translation	(1)
Share of profit or loss attributable to redeemable non-controlling interests	2
Redemption value adjustment for the current period	(2)
Exercises of redeemable non-controlling interests	(18)
Balance at June 30, 2022	$86

Balance at December 31, 2022	$59
Impact of foreign exchange translation	1
Redemption value adjustment for the current period	1
Balance at June 30, 2023	$61

NOTE 18. ASSETS AND LIABILITIES HELD FOR SALE
During the first quarter of 2023, the Company announced it had entered into an agreement to sell its Flavor Specialty Ingredients business within the Scent segment. The transaction was completed on August 1, 2023 (see the “Subsequent Event” section in Note 3 for additional information).
The sale does not constitute a strategic shift of the Company’s operations and does not, and will not, have major effects on the Company’s operations and financial results; therefore, the transaction does not meet the discontinued operations criteria.
It was determined that the assets and liabilities of the business met the criteria to be presented as “held for sale.” As a result, as of June 30, 2023 and December 31, 2022, such assets and liabilities were classified as held for sale and are reported on the Consolidated Balance Sheets. The Company expects that the sale proceeds less costs to sell will exceed the preliminary estimate of the carrying value of the net assets for the business. The carrying value is subject to change based on developments leading up to the closing date.

Included in the Company’s Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 are the following carrying amounts of the assets and liabilities held for sale:

(DOLLARS IN MILLIONS)	June 30, 2023	December 31, 2022(2)
Assets
Cash and cash equivalents	$3	$52
Trade receivables, net	15	85
Inventories	47	157
Property, plant and equipment, net	28	92
Goodwill	44	348
Other intangible assets, net	73	428
Operating lease right-of-use assets	—	13
Other assets	2	25
Total assets held-for-sale	$212	$1,200
Liabilities
Accounts payable	$9	$56
Deferred tax liability(1)	—	92
Other liabilities	4	64
Total liabilities held-for-sale	$13	$212
_______________________
(1)The Company is currently analyzing the tax impact of the sale transaction and has included preliminary numbers for the deferred tax liability, which are subject to further updates.
(2)The amounts for December 31, 2022 also include the carrying amounts of the portion of the Savory Solutions business that was classified as held for sale. The Company completed the divestiture of the business on May 31, 2023. Refer to Note 3 for additional information.

NOTE 19.    ACQUISITIONS
Acquisition of Health Wright Products
On April 1, 2022 (“Acquisition Date”), the Company completed its acquisition of Health Wright Products, Inc. (“Health Wright”). IFF acquired 100% of the equity of Health Wright pursuant to a purchase agreement entered into on February 16, 2022. Health Wright is within the Company’s Health & Biosciences segment since the Acquisition Date. The acquisition was accounted for under the purchase method and the purchase price allocation was completed as of December 31, 2022.
The Company remeasured the fair value of contingent consideration as of June 30, 2023 and recognized an expense of approximately $5 million, within Selling and administrative expenses on the Consolidated Statements of Income and Comprehensive Income (Loss) for the three and six months ended June 30, 2023, for changes in the fair value of contingent consideration obligations. Refer to Note 3 of the Company’s 2022 Form 10-K for additional information.

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
Our Scent segment creates fragrance compounds, fragrance ingredients and cosmetic ingredients that are integral elements in the world’s finest perfumes and best-known household and personal care products. Consumer insights science and creativity are at the heart of our Scent business, and, along with our unique portfolio of natural and synthetic ingredients, global footprint, innovative technologies and know-how, and customer intimacy, we believe make us a market leader in scent products. The Scent segment is comprised of three business units: Fragrance Compounds, Fragrance Ingredients and Cosmetic Ingredients.
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
For the year ended December 31, 2022, total sales to Russian customers were approximately 2% of total sales. For the three and six months ended June 30, 2023, sales to Russian customers were approximately 1% and 2% of total sales, respectively.
For the year ended December 31, 2022, total sales to Ukrainian customers were less than 1% of total sales. For the three and six months ended June 30, 2023, sales to Ukrainian customers were also less than 1% of total sales.

We have a reserve of approximately $3 million related to expected credit losses on receivables from customers located in Russia and Ukraine. During the second quarter of 2022, we also recorded a charge of $120 million related to the impairment of certain long-lived assets in Russia. For additional information, refer to Note 1 and Part I, Item 1A, “Risk Factors,” of our 2022 Form 10-K filed on February 27, 2023 with the SEC.
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
Financial Performance Overview
Sales
Sales in the second quarter of 2023 decreased $378 million, or 11% on a reported basis, to $2.929 billion compared to $3.307 billion in the 2022 period. On a currency neutral basis, sales in the second quarter of 2023 decreased 9% compared to the 2022 period. Exchange rate variations had an unfavorable impact on net sales for the second quarter of 2023 of 2%. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies. In addition, the decrease in sales was primarily driven by volume decreases across all businesses and the impact of the divestitures of the Microbial Control business unit and portion of the Savory Solutions business (“change in business portfolio mix due to divestitures”), which was approximately $165 million, offset in part by price increases across all businesses.
Gross Profit
Gross profit in the second quarter of 2023 decreased $203 million, or 18% on a reported basis, to $933 million (31.9% of sales) compared to $1.136 billion (34.4% of sales) in the 2022 period. The decrease in gross profit was primarily driven by volume decreases, change in business portfolio mix due to divestitures, unfavorable manufacturing absorption related to our inventory reduction program and an additional write-down of inventory related to Locust Bean Kernel (“LBK”) in Nourish, offset in part by favorable net pricing across various businesses.

RESULTS OF OPERATIONS

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2023	2022		Change	2023	2022		Change
Net sales	$2,929	$3,307		(11)%	$5,956	$6,533		(9)%
Cost of goods sold	1,996	2,171		(8)%	4,059	4,252		(5)%
Gross profit	933	1,136		(18)%	1,897	2,281		(17)%
Research and development (R&D) expenses	161	158		2%	322	315		2%
Selling and administrative (S&A) expenses	445	456		(2)%	899	915		(2)%
Amortization of acquisition-related intangibles	172	184		(7)%	343	370		(7)%
Impairment of long-lived assets	—	120		(100)%	—	120		(100)%
Restructuring and other charges	7	7		—%	59	9		NMF
Losses (gains) on sale of assets	3	(2)		(250)%	(2)	(2)		—%
Operating profit	145	213		(32)%	276	554		(50)%
Interest expense	116	77		51%	227	149		52%
Other (income) expense, net	(21)	6		NMF	(15)	(10)		50%
Income before taxes	50	130		(62)%	64	415		(85)%
Provision for income taxes	23	21		10%	45	60		(25)%
Net income	$27	$109		(75)%	$19	$355		(95)%
Net income attributable to non-controlling interests	—	2		(100)%	1	4		(75)%
Net income attributable to IFF shareholders	$27	$107		(75)%	$18	$351		(95)%
Net income per share - diluted	$0.11	$0.43		(74)%	$0.07	$1.38		(95)%
Gross margin	31.9%	34.4%	(250)	bps	31.9%	34.9%	(300)	bps
R&D as a percentage of sales	5.5%	4.8%	70	bps	5.4%	4.8%	60	bps
S&A as a percentage of sales	15.2%	13.8%	140	bps	15.1%	14.0%	110	bps
Operating margin	5.0%	6.4%	(140)	bps	4.6%	8.5%		NMF
Effective tax rate	46.0%	16.2%		NMF	70.3%	14.5%		NMF
Segment net sales
Nourish	$1,564	$1,818		(14)%	$3,217	$3,549		(9)%
Health & Biosciences	522	665		(22)%	1,035	1,326		(22)%
Scent	592	580		2%	1,200	1,165		3%
Pharma Solutions	251	244		3%	504	493		2%
Consolidated	$2,929	$3,307			$5,956	$6,533
_______________________
NMF: Not meaningful
Cost of goods sold includes the cost of materials and manufacturing expenses. R&D expenses include expenses related to the development of new and improved products and technical product support. S&A expenses include expenses necessary to support our commercial activities and administrative expenses supporting our overall operating activities including compliance with governmental regulations.

SECOND QUARTER 2023 IN COMPARISON TO SECOND QUARTER 2022
Sales
Sales for the second quarter of 2023 decreased $378 million, or 11% on a reported basis, to $2.929 billion compared to $3.307 billion in the prior year period. On a currency neutral basis, sales in the second quarter of 2023 decreased 9% compared to the 2022 period. Exchange rate variations had an unfavorable impact on net sales for the second quarter of 2023 of 2%. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies. In addition, the decrease in sales was primarily driven by volume decreases across all businesses and the change in business portfolio mix due to divestitures, with an impact of approximately $165 million, offset in part by price increases across all businesses.
Sales Performance by Segment

	% Change in Sales - Second Quarter 2023 vs. Second Quarter 2022
	Reported	Currency Neutral(1)
Nourish	-14%	-12%
Health & Biosciences	-22%	-20%
Scent	2%	5%
Pharma Solutions	3%	3%
Total	-11%	-9%
_______________________
(1)Currency neutral sales growth is calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
Nourish
Nourish sales in 2023 decreased $254 million, or 14% on a reported basis, to $1.564 billion compared to $1.818 billion in the prior year period. On a currency neutral basis, Nourish sales decreased 12% in 2023 compared to the prior year period. Performance in the Nourish operating segment was driven by volume decreases across all business units, divestiture of the portion of the Savory Solutions business, with an impact of approximately $49 million, and unfavorable impacts from exchange rate variations, offset in part by price increases across all business units.
Health & Biosciences
Health & Biosciences sales in 2023 decreased $143 million, or 22% on a reported basis, to $522 million compared to $665 million in the prior year period. On a currency neutral basis, Health & Biosciences sales decreased 20% in 2023 compared to the prior year period. Performance in the Health & Biosciences operating segment was driven by the divestiture of the Microbial Control business unit, with an impact of approximately $116 million, volume decreases and unfavorable impacts from exchange rate variations, offset in part by price increases across all business units.
Scent
Scent sales in 2023 increased $12 million, or 2% on a reported basis, to $592 million compared to $580 million in the prior year period. On a currency neutral basis, Scent sales increased 5% in 2023 compared to the prior year period. Performance in the Scent operating segment was driven by price increases primarily in the Fragrance Compounds and Fragrance Ingredients business units, offset in part by unfavorable impacts from exchange rate variations and volume decreases.
Pharma Solutions
Pharma Solutions sales in 2023 increased $7 million, or 3% on a reported basis, to $251 million compared to $244 million in the prior year period. On a currency neutral basis, Pharma Solutions sales increased 3% in 2023 compared to the prior year period. Performance in the Pharma Solutions operating segment was driven by price increases across all business units, offset in part by volume decreases across all business units.
Cost of Goods Sold
Cost of goods sold decreased $175 million to $1.996 billion (68.1% of sales) in the second quarter of 2023 compared to $2.171 billion (65.6% of sales) in the second quarter of 2022. The decrease in cost of goods sold was primarily driven by volume decreases in sales and the change in business portfolio mix due to divestitures, with an impact of approximately $121 million, offset in part by unfavorable manufacturing absorption related to our inventory reduction program and an additional write-down of inventory related to LBK in Nourish, which was approximately $44 million.

Research and Development (R&D) Expenses
R&D expenses increased $3 million to $161 million (5.5% of sales) in the second quarter of 2023 compared to $158 million (4.8% of sales) in the second quarter of 2022. The increase in R&D expenses was primarily driven by higher operating expenses for R&D related activities, offset in part by the change in business portfolio mix due to divestitures.
Selling and Administrative (S&A) Expenses
S&A expenses decreased $11 million to $445 million (15.2% of sales) in the second quarter of 2023 compared to $456 million (13.8% of sales) in the second quarter of 2022. The decrease in S&A expenses was primarily driven by lower professional fees, including consulting costs, and the change in business portfolio mix due to divestitures, offset in part by higher operating expenses for S&A related activities.
Restructuring and Other Charges
Restructuring and other charges was flat at $7 million in the second quarter of 2023 and 2022 (see Note 4 for additional information).
Amortization of Acquisition-Related Intangibles
Amortization expenses decreased to $172 million in the second quarter of 2023 compared to $184 million in the second quarter of 2022. The decrease in amortization expense was primarily driven by the intangible assets of the portion of the Savory Solutions business and Flavor Specialty Ingredients business being classified as “held for sale,” and therefore no longer recognizing amortization expense on those intangible assets. The portion of the Savory Solutions business was classified as held for sale up until May 31, 2023 when we completed the divestiture of the business. In addition, the decrease was due to the reduction in intangible assets as a result of the change in business portfolio mix due to divestitures (see Note 3, Note 6 and Note 18 for additional information).
Impairment of Long-Lived Assets
There was no impairment of long-lived assets in the second quarter of 2023. Impairment of long-lived assets was $120 million in the second quarter of 2022. The impairment charge was due to the uncertainties related to our operations in Russia and Ukraine and was allocated on a pro rata basis to intangible assets and property, plant and equipment (see Note 1, Note 5 and Note 6 for additional information).
Interest Expense
Interest expense increased to $116 million in the second quarter of 2023 compared to $77 million in the 2022 period. The increase in interest expense was due to higher interest rates on the draw downs of commercial paper and higher effective interest rates on the outstanding Term Loan Facilities (see Note 8 for additional information). In addition, the increase was due to higher costs to participate in our factoring programs as a result of higher interest rates (see Note 1 for additional information).
Other (Income) Expense, Net
In the second quarter of 2023, we recognized other income, net, of $21 million compared to other expense, net, of $6 million in the 2022 period. The change of $27 million was primarily due to the gain resulting from the completion of the China facility relocation (see Note 16 for additional information) and higher interest income, offset in part by the losses incurred from the divestiture of the portion of the Savory Solutions business (see Note 3 for additional information) and higher foreign exchange losses.
Income Taxes
The effective tax rate for the three months ended June 30, 2023 was 46.0% compared to 16.2% for the three months ended June 30, 2022. The quarter-over-quarter increase was primarily driven by tax expenses relating to business divestitures and changes in the mix of income and losses, some of which do not give rise to tax benefits due to valuation allowances.
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

	Three Months Ended June 30,
(DOLLARS IN MILLIONS)	2023	2022
Segment Adjusted Operating EBITDA:
Nourish	$181	$365
Health & Biosciences	145	184
Scent	117	93
Pharma Solutions	67	58
Total	510	700
Depreciation & Amortization	(287)	(301)
Interest Expense	(116)	(77)
Other Income (Expense), net	21	(6)
Restructuring and Other Charges	(7)	(7)
Impairment of Long-Lived Assets	—	(120)
Acquisition, Divestiture and Integration Related Costs	(45)	(61)
Strategic Initiatives Costs	(9)	—
Regulatory Costs	(14)	—
Other	(3)	2
Income Before Taxes	$50	$130
Segment Adjusted Operating EBITDA margin:
Nourish	11.6%	20.1%
Health & Biosciences	27.8%	27.7%
Scent	19.8%	16.0%
Pharma Solutions	26.7%	23.8%
Consolidated	17.4%	21.2%
Nourish Segment Adjusted Operating EBITDA
Nourish Segment Adjusted Operating EBITDA decreased $184 million, or 50% on a reported basis, to $181 million in the second quarter of 2023 (11.6% of segment sales) from $365 million (20.1% of segment sales) in the comparable 2022 period. On a currency neutral basis, Nourish Segment Adjusted Operating EBITDA decreased 43% in 2023 compared to the prior year period. The performance was primarily driven by volume decreases, unfavorable net pricing, unfavorable impacts from exchange rate variations, unfavorable manufacturing absorption related to our inventory reduction program and an additional write-down of inventory related to LBK in the operating segment.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA decreased $39 million, or 21% on a reported basis, to $145 million in the second quarter of 2023 (27.8% of segment sales) from $184 million (27.7% of segment sales) in the comparable 2022 period. On a currency neutral basis, Health & Biosciences Segment Adjusted Operating EBITDA decreased 18% in 2023 compared to the prior year period. The performance was primarily driven by volume decreases, the impact of the divestiture of the Microbial Control business unit, unfavorable impacts from exchange rate variations and unfavorable manufacturing absorption related to our inventory reduction program, offset in part by favorable net pricing.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA increased $24 million, or 26% on reported basis, to $117 million in the second quarter of 2023 (19.8% of segment sales) from $93 million (16.0% of segment sales) in the comparable 2022 period. On a currency neutral basis, Scent Segment Adjusted Operating EBITDA increased 41% in 2023 compared to the prior year period. The performance was primarily driven by favorable net pricing, offset in part by unfavorable impacts from exchange rate variations and volume decreases.

Pharma Solutions Segment Adjusted Operating EBITDA
Pharma Solutions Segment Adjusted Operating EBITDA increased $9 million, or 16% on a reported basis, to $67 million in the second quarter of 2023 (26.7% of segment sales) from $58 million (23.8% of segment sales) in the comparable 2022 period. On a currency neutral basis, Pharma Solutions Segment Adjusted Operating EBITDA increased 16% in 2023 compared to the prior year period. The performance was primarily driven by favorable net pricing, offset in part by volume decreases and unfavorable manufacturing absorption related to our inventory reduction program.

FIRST SIX MONTHS 2023 IN COMPARISON TO FIRST SIX MONTHS 2022
Sales
Sales for the first six months of 2023 decreased $577 million, or 9% on a reported basis, to $5.956 billion compared to $6.533 billion in the 2022 period. On a currency neutral basis, sales for the first six months of 2023 decreased 6% compared to the 2022 period. Exchange rate variations had an unfavorable impact on net sales in the first six months of 2023 of 3%. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies. In addition, the decrease in sales was primarily driven by volume decreases across various businesses and the net impact of the divestitures of the Microbial Control business unit and portion of the Savory Solutions business and acquisition of Health Wright Products, Inc. (“net impact of the change in business portfolio mix”), which was approximately $277 million, offset in part by price increases across all businesses.
Sales Performance by Segment

	% Change in Sales - First Six Months 2023 vs. First Six Months 2022
	Reported	Currency Neutral(1)
Nourish	-9%	-6%
Health & Biosciences	-22%	-20%
Scent	3%	7%
Pharma Solutions	2%	4%
Total	-9%	-6%
_______________________
(1)Currency neutral sales growth is calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
Nourish
Nourish sales in 2023 decreased $332 million, or 9% on a reported basis, to $3.217 billion compared to $3.549 billion in the prior year period. On a currency neutral basis, Nourish sales decreased 6% in 2023 compared to the prior year period. Performance in the Nourish operating segment was driven by volume decreases across all business units, unfavorable impacts from exchange rate variations and the divestiture of the portion of the Savory Solutions business, with an impact of approximately $49 million, offset in part by price increases across all business units.
Health & Biosciences
Health & Biosciences sales in 2023 decreased $291 million, or 22% on a reported basis, to $1.035 billion compared to $1.326 billion in the prior year period. On a currency neutral basis, Health & Biosciences sales decreased 20% in 2023 compared to the prior year period. Performance in the Health & Biosciences operating segment was driven by the net impact of the divestiture of the Microbial Control business unit and acquisition of Health Wright Products, Inc., which was approximately $228 million, volume decreases and unfavorable impacts from exchange rate variations, offset in part by price increases across all business units.
Scent
Scent sales in 2023 increased $35 million, or 3% on a reported basis, to $1.200 billion compared to $1.165 billion in the prior year period. On a currency neutral basis, Scent sales increased 7% in 2023 compared to the prior year period. Performance in the Scent operating segment was driven by price increases primarily in the Fragrance Compounds and Fragrance Ingredients business units, offset in part by unfavorable impacts from exchange rate variations.
Pharma Solutions
Pharma Solutions sales in 2023 increased $11 million, or 2% on a reported basis, to $504 million compared to $493 million in the prior year period. On a currency neutral basis, Pharma Solutions sales increased 4% in 2023 compared to the prior year period. Performance in the Pharma Solutions operating segment was driven by price increases across all business units, offset in part by volume decreases across all business units.

Cost of Goods Sold
Cost of goods sold decreased $193 million to $4.059 billion (68.1% of sales) in the first six months of 2023 compared to $4.252 billion (65.1% of sales) in the 2022 period. The decrease in cost of goods sold was primarily driven by volume decreases in sales and the net impact of the change in business portfolio mix, which was approximately $201 million, offset in part by unfavorable manufacturing absorption related to our inventory reduction program and an additional write-down of inventory related to LBK in Nourish, which was approximately $44 million.
Research and Development (R&D) Expenses
R&D expenses increased $7 million to $322 million (5.4% of sales) in the first six months of 2023 compared to $315 million (4.8% of sales) in the 2022 period. The increase in R&D expenses was primarily driven by higher operating expenses for R&D related activities, offset in part by the net impact of the change in business portfolio mix.
Selling and Administrative (S&A) Expenses
S&A expenses decreased $16 million to $899 million (15.1% of sales) in the first six months of 2023 compared to $915 million (14.0% of sales) in the 2022 period. The decrease in S&A expenses was primarily driven by lower professional fees, including consulting costs, and the net impact of the change in business portfolio mix, offset in part by higher operating expenses for S&A related activities.
Restructuring and Other Charges
Restructuring and other charges increased to $59 million in the first six months of 2023 compared to $9 million in the first six months of 2022. The increase was driven by higher severance costs incurred as part of the 2023 Restructuring Program, net of reversals of prior severance cost accruals, in the first six months of 2023 (see Note 4 for additional information).
Amortization of Acquisition-Related Intangibles
Amortization expenses decreased to $343 million in the first six months of 2023 compared to $370 million in the 2022 period. The decrease in amortization expense was primarily driven by the intangible assets of the portion of the Savory Solutions business and Flavor Specialty Ingredients business being classified as “held for sale,” and therefore no longer recognizing amortization expense on those intangible assets. The portion of the Savory Solutions business was classified as held for sale up until May 31, 2023 when we completed the divestiture of the business. In addition, the decrease was due to the reduction in intangible assets as a result of the change in business portfolio mix due to divestitures and an impairment of intangible assets of an asset group that operated primarily in Russia during 2022, offset in part by the impact of acquisitions of intangible assets from Health Wright Products, Inc. (see Note 3, Note 6 and Note 18 for additional information).
Impairment of Long-Lived Assets
There was no impairment of long-lived assets in the first six months of 2023. Impairment of long-lived assets was $120 million in the first six months of 2022. The impairment charge was due to the uncertainties related to our operations in Russia and Ukraine and was allocated on a pro rata basis to intangible assets and property, plant and equipment (see Note 1, Note 5 and Note 6 for additional information).
Interest Expense
Interest expense increased to $227 million in the first six months of 2023 compared to $149 million in the 2022 period. The increase in interest expense was due to higher interest rates on the draw downs of commercial paper and higher effective interest rates on the outstanding Term Loan Facilities (see Note 8 for additional information). In addition, the increase was due to higher costs to participate in our factoring programs as a result of higher interest rates (see Note 1 for additional information).
Other (Income) Expense, Net
In the first six months of 2023, we recognized other income, net, of $15 million compared to $10 million in the comparable 2022 period. The change of $5 million was primarily due to the gain resulting from the completion of the China facility relocation (see Note 16 for additional information) and higher interest income, offset in part by higher foreign exchange losses, losses incurred from the divestiture of the portion of the Savory Solutions business and losses incurred from the liquidation of a business in Russia for the sale of the portion of the Savory Solutions business (see Note 3 for additional information).
Income Taxes
The effective tax rate for the six months ended June 30, 2023 was 70.3% compared to 14.5% for the six months ended June 30, 2022. The year-over-year increase was primarily driven by tax expenses relating to business divestitures and changes in the mix of income and losses, some of which do not give rise to tax benefits due to valuation allowances.

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

	Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2023	2022
Segment Adjusted Operating EBITDA:
Nourish	$389	$694
Health & Biosciences	276	376
Scent	222	209
Pharma Solutions	126	123
Total	1,013	1,402
Depreciation & Amortization	(563)	(604)
Interest Expense	(227)	(149)
Other Income (Expense), net	15	10
Restructuring and Other Charges	(59)	(9)
Impairment of Long-Lived Assets	—	(120)
Acquisition, Divestiture and Integration Related Costs	(76)	(110)
Strategic Initiatives Costs	(22)	—
Regulatory Costs	(19)	—
Other	2	(5)
Income Before Taxes	$64	$415
Segment Adjusted Operating EBITDA margin:
Nourish	12.1%	19.6%
Health & Biosciences	26.7%	28.4%
Scent	18.5%	17.9%
Pharma Solutions	25.0%	24.9%
Consolidated	17.0%	21.5%
Nourish Segment Adjusted Operating EBITDA
Nourish Segment Adjusted Operating EBITDA decreased $305 million, or 44% on a reported basis, to $389 million in the first six months of 2023 (12.1% of segment sales) from $694 million (19.6% of segment sales) in the comparable 2022 period. On a currency neutral basis, Nourish Segment Adjusted Operating EBITDA decreased 36% in 2023 compared to the prior year period. The performance was primarily driven by volume decreases, unfavorable impacts from exchange rate variations, unfavorable net pricing, unfavorable manufacturing absorption related to our inventory reduction program and an additional write-down of inventory related to LBK in the operating segment.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA decreased $100 million, or 27% on a reported basis, to $276 million in the first six months of 2023 (26.7% of segment sales) from $376 million (28.4% of segment sales) in the comparable 2022 period. On a currency neutral basis, Health & Biosciences Segment Adjusted Operating EBITDA decreased 23% in 2023 compared to the prior year period. The performance was primarily driven by volume decreases, the net impact of the divestiture of the Microbial Control business unit and acquisition of Health Wright Products, Inc., unfavorable impacts from exchange rate variations and unfavorable manufacturing absorption related to our inventory reduction program, offset in part by favorable net pricing.

Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA increased $13 million, or 6% on a reported basis, to $222 million in the first six months of 2023 (18.5% of segment sales) from $209 million (17.9% of segment sales) in the comparable 2022 period. On a currency neutral basis, Scent Segment Adjusted Operating EBITDA increased 19% in 2023 compared to the prior year period. The performance was primarily driven by favorable net pricing, offset in part by unfavorable impacts from exchange rate variations.
Pharma Solutions Segment Adjusted Operating EBITDA
Pharma Solutions Segment Adjusted Operating EBITDA increased $3 million, or 2% on a reported basis, to $126 million in the first six months of 2023 (25.0% of segment sales) from $123 million (24.9% of segment sales) in the comparable 2022 period. On a currency neutral basis, Pharma Solutions Segment Adjusted Operating EBITDA increased 4% in 2023 compared to the prior year period. The performance was primarily driven by favorable net pricing, offset in part by volume decreases and unfavorable manufacturing absorption related to our inventory reduction program.

Liquidity
Cash and Cash Equivalents
We had cash and cash equivalents of $641 million, inclusive of $3 million currently in Assets held for sale on the Consolidated Balance Sheets, at June 30, 2023 compared to $535 million, inclusive of $52 million in Assets held for sale on the Consolidated Balance Sheets, at December 31, 2022 and of this balance, a portion was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate cash from our non-U.S. subsidiaries to fund financial obligations in the U.S. As we repatriate these funds to the U.S. we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of June 30, 2023, we had a deferred tax liability of approximately $159 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
Cash Flows Provided By (Used In) Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2023 was $375 million, or 6.3% of sales, compared to cash flows used in operating activities of $51 million, or (0.8)% of sales, for the six months ended June 30, 2022. The increase in cash flows from operating activities during 2023 was primarily driven by the decrease in working capital, largely related to inventories and accounts receivable, offset in part by accounts payable, accrued expenses and lower cash earnings, excluding the impact of non-cash adjustments.
Cash Flows Provided By (Used In) Investing Activities
Cash flows provided by investing activities for the six months ended June 30, 2023 was $552 million compared to cash flows used in investing activities of $346 million in the prior year period. The increase in cash flows from investing activities was primarily driven by the change in net proceeds received from business divestitures and cash paid for acquisitions, net of cash received, offset by higher spending on property, plant and equipment.
We have evaluated and re-prioritized our capital projects and expect that capital spending in 2023 will be approximately 4.4% of sales (net of potential grants and other reimbursements from government authorities), up slightly from 4.1% in 2022.
Cash Flows (Used In) Provided By Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2023 was $866 million compared to cash flows provided by financing activities of $377 million in the prior year period. The decrease in cash flows from financing activities was primarily driven by net repayments of commercial paper and short-term debt for the six months ended June 30, 2023, compared to net borrowings of commercial paper and short-term debt in the prior year period, and higher repayments of long-term debt.
We paid dividends totaling $413 million in the 2023 period. We declared a cash dividend per share of $0.81 in the second quarter of 2023 that was paid on July 11, 2023 to all shareholders of record as of June 23, 2023.

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
As of June 30, 2023, we had no outstanding borrowings under our $2.000 billion Revolving Credit Facility.
The amount that we are able to draw down under the Revolving Credit Facility is limited by financial covenants as described in more detail below. As of June 30, 2023, our draw down capacity was $1.548 billion under the Revolving Credit Facility.
Refer to Note 8 of this Form 10-Q and Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 9 of our 2022 Form 10-K, filed on February 27, 2023 with the SEC, for additional information.
Debt Covenants
At June 30, 2023, we were in compliance with all financial and other covenants, including the net debt to credit adjusted EBITDA(1) ratio. At June 30, 2023, our net debt to credit adjusted EBITDA(1) ratio was 4.54 to 1.0 as defined by the credit facility agreements, which is below the relevant level provided by our financial covenants of existing outstanding debt.
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

(DOLLARS IN MILLIONS)	Twelve Months Ended June 30, 2023
Net (loss)	$(2,204)
Interest expense	414
Income taxes	224
Depreciation and amortization	1,138
Specified items(1)	2,535
Non-cash items(2)	83
Credit Adjusted EBITDA	$2,190
_______________________
(1)Specified items consisted of restructuring and other charges, impairment of goodwill, acquisition, divestiture and integration related costs, strategic initiatives costs, regulatory costs and other costs that are not related to recurring operations.
(2)Non-cash items consisted of gains on sale of assets, losses on business disposals, gain on China facility relocation, write-down of inventory related to LBK and stock-based compensation.

(DOLLARS IN MILLIONS)	June 30, 2023
Total debt(1)	$10,591
Adjustments:
Cash and cash equivalents(2)	641
Net debt	$9,950
_______________________
(1)Total debt used for the calculation of net debt consisted of short-term debt, long-term debt, short-term finance lease obligations and long-term finance lease obligations.
(2)Cash and cash equivalents included approximately $3 million currently in Assets held for sale on the Consolidated Balance Sheets.
Senior Notes
As of June 30, 2023, we had $9.069 billion aggregate principal amount outstanding in senior unsecured notes, with $1.419 billion principal amount denominated in EUR and $7.650 billion principal amount denominated in USD, which includes the N&B Senior Notes assumed as a result of the Merger with N&B. The notes bear effective interest rates ranging from 1.22% per year to 5.12% per year, with maturities from March 14, 2024 to December 1, 2050. See Note 8 for additional information.
Contractual Obligations
We expect to contribute a total of $5 million to our U.S. pension plans and a total of $32 million to our non-U.S. pension plans during 2023. During the six months ended June 30, 2023, there were no contributions made to the qualified U.S. pension plans, $16 million of contributions were made to the non-U.S. pension plans, and $2 million of benefit payments were made with respect to our non-qualified U.S. pension plan. We also expect to contribute $3 million to our postretirement benefits other than pension plans during 2023. During the six months ended June 30, 2023, $2 million of contributions were made to postretirement benefits other than pension plans.
As discussed in Note 16 to the Consolidated Financial Statements, at June 30, 2023, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances, these arrangements are not reasonably likely to have a material impact on our consolidated financial condition, results of operations or cash flows.

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
Adjusted operating EBITDA and adjusted operating EBITDA margin exclude depreciation and amortization expense, interest expense, other income (expense), net, restructuring and other charges and certain items unrelated to recurring operations such as impairment of long-lived assets, acquisition, divestiture and integration related costs, strategic initiatives costs, regulatory costs and other costs that are not related to recurring operations.
Net debt to credit adjusted EBITDA is the leverage ratio used in our credit agreement and defined as net debt divided by credit adjusted EBITDA. However, as credit adjusted EBITDA for these purposes was calculated in accordance with the provisions of the credit agreement, it may differ from the calculation used for adjusted operating EBITDA.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
Statements in this Form 10-Q, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations and include statements concerning (i) the expected impact of global supply chain challenges; (ii) expectations regarding sales and profit for the fiscal year 2023, including the impact of foreign exchange, pricing actions, raw materials, energy, sourcing, logistics and manufacturing costs; (iii) expectations of the impact of inflationary pressures and the pricing actions to offset exposure to such impacts; (iv) the impact of high input costs, including commodities, raw materials, transportation and energy; (v) our ability to drive cost discipline measures and the ability to recover margin to pre-inflation levels; (vi) expectations regarding the implementation of our refreshed growth-focused strategy and expectations around our business divestitures and the progress of our portfolio optimization strategy (including the exploration of strategic alternatives for our Cosmetic Ingredients business), through non-core business divestitures and acquisitions; (vii) the ongoing impact of COVID-19 and our plans to respond to its global implications; (viii) the success of our integration efforts, following the N&B Transaction, and ability to deliver on our synergy commitments as well as future opportunities for the combined company; (ix) the success of the optimization of our portfolio; (x) the impact of global economic uncertainty and recessionary pressures on demand for consumer products; (xi) the growth potential of the markets in which we operate, including the emerging markets, (xii) expected capital expenditures in 2023; (xiii) the expected costs and benefits of our ongoing optimization of our manufacturing operations, including the expected number of closings; (xiv) expected cash flow and availability of capital resources to fund our operations and meet our debt service requirements; (xv) our ability to enhance our innovation efforts, drive cost efficiencies and execute on specific consumer trends and demands; (xvi) our strategic investments in capacity and increasing inventory to drive improved profitability; and (xvii) our ability to continue to generate value for, and return cash to, our shareholders. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “intend”, “outlook”, “may”, “estimate”, “should”, “predict” and similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:
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
We use derivative instruments as part of our interest rate risk management strategy. We have entered into certain cross currency swap agreements in order to mitigate a portion of our net European investments from foreign currency risk. As of June 30, 2023, these swaps were in a net liability position with an aggregate fair value of $117 million. Based on a hypothetical decrease or increase of 10% in the value of the U.S. dollar against the Euro, the estimated fair value of our cross currency swaps would change by approximately $144 million.

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
(b) Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2023, none of our directors or executive officers adopted any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “10b5-1 trading arrangement”) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
Effective as of May 23, 2023, Christophe Fauchon de Villeplee, President, Scent, terminated his Rule 10b5-1 trading arrangement. Mr. de Villeplee’s 10b5-1 trading arrangement was adopted on February 10, 2023 and provided for the potential sale of up to 7,613 shares of our common stock, including shares of common stock obtained from the vesting of restricted stock units and restricted stock covered by the 10b5-1 trading arrangement.

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

Dated:	August 9, 2023	By:	/s/ Frank Clyburn
Frank Clyburn
Chief Executive Officer and Director (Principal Executive Officer)

Dated:	August 9, 2023	By:	/s/ Glenn Richter
Glenn Richter
Executive Vice President and Chief Financial & Business Transformation Officer (Principal Financial Officer)

Dated:	August 9, 2023	By:	/s/ Beril Yildiz
Beril Yildiz
Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)