Form 10-Q
period 2023-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2023-11-08
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No  ☑
Number of shares of common stock outstanding as of November 1, 2023: 255,279,134

INTERNATIONAL FLAVORS & FRAGRANCES INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(DOLLARS IN MILLIONS)	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$629	$483
Restricted cash	10	10
Trade receivables (net of allowances of $55 and $53, respectively)	1,831	1,818
Inventories: Raw materials	862	1,073
Work in process	431	442
Finished goods	1,256	1,636
Total Inventories	2,549	3,151
Assets held for sale	482	1,200
Prepaid expenses and other current assets	890	770
Total Current Assets	6,391	7,432
Property, plant and equipment, at cost	6,368	6,180
Accumulated depreciation	(2,242)	(1,977)
Property, plant and equipment, net	4,126	4,203
Goodwill	13,031	13,355
Other intangible assets, net	8,381	9,082
Operating lease right-of-use assets	703	743
Other assets	763	689
Total Assets	$33,395	$35,504
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings, overdrafts, and current portion of long-term debt	$1,142	$410
Commercial paper	—	187
Accounts payable	1,112	1,418
Accrued payroll and bonus	236	267
Dividends payable	207	206
Liabilities held for sale	49	212
Other current liabilities	937	1,028
Total Current Liabilities	3,683	3,728
Other Liabilities:
Long-term debt	9,159	10,373
Retirement liabilities	228	231
Deferred income taxes	2,127	2,265
Operating lease liabilities	654	672
Other liabilities	475	491
Total Other Liabilities	12,643	14,032
Commitments and Contingencies (Note 16)
Redeemable non-controlling interests	60	59
Shareholders’ Equity:
Common stock $0.125 par value; 500,000,000 shares authorized; 275,726,629 shares issued as of September 30, 2023 and 275,726,629 shares issued as of December 31, 2022; and 255,268,628 and 254,968,463 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	35	35
Capital in excess of par value	19,865	19,841
Retained earnings	378	955
Accumulated other comprehensive loss	(2,336)	(2,198)
Treasury stock, at cost (20,458,001 and 20,758,166 shares as of September 30, 2023 and December 31, 2022, respectively)	(964)	(978)
Total Shareholders’ Equity	16,978	17,655
Non-controlling interest	31	30
Total Shareholders’ Equity including Non-controlling interest	17,009	17,685
Total Liabilities and Shareholders’ Equity	$33,395	$35,504
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2023	2022	2023	2022
Net sales	$2,820	$3,063	$8,776	$9,596
Cost of goods sold	1,896	2,062	5,955	6,314
Gross profit	924	1,001	2,821	3,282
Research and development expenses	157	145	479	460
Selling and administrative expenses	444	413	1,343	1,328
Amortization of acquisition-related intangibles	170	182	513	552
Impairment of goodwill	—	2,250	—	2,250
Impairment of long-lived assets	—	—	—	120
Restructuring and other charges	2	(4)	61	5
Losses (gains) on sale of assets	1	—	(1)	(2)
Operating profit (loss)	150	(1,985)	426	(1,431)
Interest expense	110	83	337	232
Other income, net	(19)	(33)	(34)	(43)
Income (loss) before taxes	59	(2,035)	123	(1,620)
Provision for income taxes	32	160	77	220
Net income (loss)	27	(2,195)	46	(1,840)
Net income attributable to non-controlling interests	2	2	3	6
Net income (loss) attributable to IFF shareholders	$25	$(2,197)	$43	$(1,846)

Net income (loss) per share - basic	$0.10	$(8.60)	$0.16	$(7.22)
Net income (loss) per share - diluted	$0.10	$(8.60)	$0.16	$(7.22)
Average number of shares outstanding - basic	255	255	255	255
Average number of shares outstanding - diluted	256	255	255	255

Statements of Comprehensive Loss
Net income (loss)	$27	$(2,195)	$46	$(1,840)
Other comprehensive loss, after tax:
Foreign currency translation adjustments	(476)	(982)	(132)	(1,770)
Pension and postretirement liability adjustment	(3)	5	(6)	6
Other comprehensive loss	(479)	(977)	(138)	(1,764)
Comprehensive loss	(452)	(3,172)	(92)	(3,604)
Net income attributable to non-controlling interests	2	2	3	6
Comprehensive loss attributable to IFF shareholders	$(454)	$(3,174)	$(95)	$(3,610)

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2023	2022
Cash flows from operating activities:
Net income (loss)	$46	$(1,840)
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	855	897
Deferred income taxes	(59)	(222)
Gains on sale of assets	(1)	(2)
Losses (gains) on business divestitures	29	(14)
Stock-based compensation	50	37
Pension contributions	(25)	(25)
Impairment of goodwill	—	2,250
Impairment of long-lived assets	—	120
Inventory write-down	62	—
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(78)	(309)
Inventories	489	(808)
Accounts payable	(240)	111
Accruals for incentive compensation	(40)	(56)
Other current payables and accrued expenses	(216)	202
Other assets/liabilities, net	(77)	(152)
Net cash provided by operating activities	795	189
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	—	(110)
Additions to property, plant and equipment	(390)	(344)
Additions to intangible assets	—	(2)
Proceeds from disposal of assets	22	1
Cash provided by the Merger with N&B	—	11
Proceeds from unwinding of derivative instruments	—	173
Net proceeds received from business divestitures	1,006	1,158
Net cash provided by investing activities	638	887
Cash flows from financing activities:
Cash dividends paid to shareholders	(619)	(604)
(Decrease) increase in revolving credit facility and short-term borrowings	(100)	2
Proceeds from issuance of commercial paper (maturities after three months)	—	160
Repayments of commercial paper (maturities after three months)	—	(235)
Net repayments of commercial paper (maturities less than three months)	(187)	(52)
Deferred financing costs	(5)	—
Repayments of long-term debt	(355)	(300)
Deferred consideration paid	(6)	—
Employee withholding taxes paid	(12)	(20)
Other, net	(9)	(38)
Net cash used in financing activities	(1,293)	(1,087)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(30)	(150)
Net change in cash, cash equivalents and restricted cash	110	(161)
Cash, cash equivalents and restricted cash at beginning of year	552	716
Cash, cash equivalents and restricted cash at end of period	$662	$555
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$261	$199
Income taxes paid	450	276
Accrued capital expenditures	67	93
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at June 30, 2022	275,726,629	$35	$19,826	$3,589	$(2,210)	(20,781,898)	$(980)	$33	$20,293
Net income (loss)				(2,197)				1	(2,196)
Cumulative translation adjustment					(982)				(982)
Pension liability and postretirement adjustment; net of tax of $(1)					5				5
Cash dividends declared ($0.81 per share)				(206)					(206)
Stock options/SSARs			1			1,551			1
Vested restricted stock units and awards			(1)			3,348	1		—
Stock-based compensation			12						12
Redeemable NCI			(6)						(6)
Balance at September 30, 2022	275,726,629	$35	$19,832	$1,186	$(3,187)	(20,776,999)	$(979)	$34	$16,921

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at June 30, 2023	275,726,629	$35	$19,851	$560	$(1,857)	(20,504,898)	$(966)	$32	$17,655
Net income				25				2	27
Cumulative translation adjustment					(476)				(476)
Pension liability and postretirement adjustment; net of tax of $1					(3)				(3)
Cash dividends declared ($0.81 per share)				(207)					(207)
Stock options/SSARs			(2)			29,671	1		(1)
Vested restricted stock units and awards			(2)			17,226	1		(1)
Stock-based compensation			18						18
Dividends paid on non-controlling interest and Other								(3)	(3)
Balance at September 30, 2023	275,726,629	$35	$19,865	$378	$(2,336)	(20,458,001)	$(964)	$31	$17,009

See Notes to Consolidated Financial Statements

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2022	275,726,629	$35	$19,826	$3,641	$(1,423)	(21,152,645)	$(997)	$35	$21,117
Net income (loss)				(1,846)				3	(1,843)
Cumulative translation adjustment					(1,770)				(1,770)
Pension liability and postretirement adjustment; net of tax of $(2)					6				6
Cash dividends declared ($2.39 per share)				(609)					(609)
Stock options/SSARs			11			85,728	4		15
Vested restricted stock units and awards			(39)			289,918	14		(25)
Stock-based compensation			37						37
Purchase of NCI			1					(6)	(5)
Redeemable NCI			(4)						(4)
Dividends paid on non-controlling interest and Other								2	2
Balance at September 30, 2022	275,726,629	$35	$19,832	$1,186	$(3,187)	(20,776,999)	$(979)	$34	$16,921

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2023	275,726,629	$35	$19,841	$955	$(2,198)	(20,758,166)	$(978)	$30	$17,685
Net income				43				3	46
Cumulative translation adjustment					(132)				(132)
Pension liability and postretirement adjustment; net of tax of $1					(6)				(6)
Cash dividends declared ($2.43 per share)				(620)					(620)
Stock options/SSARs			(5)			88,557	4		(1)
Vested restricted stock units and awards			(20)			211,608	10		(10)
Stock-based compensation			50						50
Redeemable NCI			(1)						(1)
Dividends paid on non-controlling interest and Other								(2)	(2)
Balance at September 30, 2023	275,726,629	$35	$19,865	$378	$(2,336)	(20,458,001)	$(964)	$31	$17,009
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
Correction of Prior Year Consolidated Financial Statements
In the second quarter of 2023, the Company revised its Operating lease right-of-use assets from $636 million to $743 million and Operating lease liabilities from $565 million to $672 million on its Consolidated Balance Sheets as of December 31, 2022. This reflects the correction of an error of $107 million related to a lease renewal that was not correctly reflected in the prior year period. In addition, the Company revised its Other assets from $699 million to $689 million, which included a $9 million impact to deferred income taxes, Other liabilities from $472 million to $491 million and Accumulated other comprehensive loss from $2.169 billion to $2.198 billion on its Consolidated Balance Sheets as of December 31, 2022 and Consolidated Statements of Shareholders’ Equity at January 1, 2023. This reflects the correction of an error related to the fair value of derivative assets and liabilities of cross currency swaps. The impacts of these corrections are also presented in the related footnotes.
Reporting Periods
The Company uses a calendar year of the twelve-month period from January 1 to December 31.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The inputs into the Company’s judgments and estimates take into account the ongoing global current events and adverse macroeconomic impacts on our critical and significant accounting estimates, including estimates associated with future cash flows that are used in assessing the risk of impairment of certain assets. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash reported in the Company’s balance sheet as of September 30, 2023, December 31, 2022, September 30, 2022 and December 31, 2021 were as follows:

(DOLLARS IN MILLIONS)	September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
Current assets
Cash and cash equivalents	$629	$483	$538	$711
Cash and cash equivalents included in Assets held for sale	23	52	—	—
Restricted cash	10	10	10	4
Non-current assets
Restricted cash included in Other assets	—	7	7	1
Cash, cash equivalents and restricted cash	$662	$552	$555	$716
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
The Company sold a total of approximately $1.302 billion and $983 million of receivables under the Company’s own factoring agreements and customer sponsored factoring agreements for the nine months ended September 30, 2023 and 2022, respectively. The cost of participating in these programs was approximately $6 million and $3 million for the three months ended September 30, 2023 and 2022, respectively, and was approximately $18 million and $6 million for the nine months ended September 30, 2023 and 2022, respectively. These costs are included as a component of interest expense. Under the Company’s own factoring agreements, it sold approximately $632 million and $323 million of receivables for the nine months ended September 30, 2023 and 2022, respectively. The outstanding principal amounts of receivables under the Company’s own factoring agreements amounted to approximately $148 million and $157 million as of September 30, 2023 and December 31, 2022, respectively. The proceeds from the sales of receivables are included in net cash from operating activities in the Consolidated Statements of Cash Flows.
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

As of September 30, 2023 and December 31, 2022, the Company’s gross accounts receivable were $1.886 billion and $1.871 billion, respectively. The Company’s contract assets and contract liabilities as of September 30, 2023 and December 31, 2022 were not material.

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
The Company also considers current and future economic conditions in the determination of the allowance. At September 30, 2023, the Company reported $1.831 billion of trade receivables, net of allowances of $55 million. Based on the aging analysis as of September 30, 2023, approximately 1% of the Company’s accounts receivable were past due by over 365 days based on the payment terms of the invoice.
The following is a rollforward of the Company’s allowances for bad debts for the nine months ended September 30, 2023:

(DOLLARS IN MILLIONS)	Allowances for Bad Debts
Balance at December 31, 2022	$53
Bad debt expense(1)	9
Write-offs	(6)
Foreign exchange	(1)
Balance at September 30, 2023	$55
_______________________
(1)Bad debt expense included approximately $13 million related to expected credit losses on receivables from certain customers in Egypt, offset by approximately $8 million of reversals of allowances on receivables from customers located in Russia and Ukraine. The Company will continue to evaluate its credit exposure related to Egypt, Russia and Ukraine.
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
The Company tests goodwill for impairment at the reporting unit level as of November 30 every year, or more frequently if events or changes in circumstances indicate the asset might be impaired. A reporting unit is an operating segment or one level below an operating segment (referred to as a component or group of components) to which goodwill is assigned when initially recorded.
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
During the third quarter of 2022, the Company determined that the carrying value of the Health & Biosciences reporting unit exceeded its fair value and recorded a goodwill impairment charge of $2.250 billion on the Consolidated Statements of Income (Loss) and Comprehensive Loss for the three and nine months ended September 30, 2022 (see Note 6 for additional information).

Events in Israel
The Company maintains operations in Israel and, additionally, exports products to customers in Israel from operations outside the region. The Company will continue to evaluate the current events and any potential impacts to its Consolidated Financial Statements.
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
Allowances for Bad Debts
As of September 30, 2023, the Company had a reserve of approximately $3 million related to expected credit losses on receivables from customers located in Russia and Ukraine. The Company will continue to evaluate its credit exposure related to Russia and Ukraine.
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
As a result of this assessment, the Company recognized an impairment charge of $120 million during the second quarter of 2022, which was allocated on a pro rata basis to intangible assets and property, plant and equipment within the asset group in the amounts of approximately $92 million and $28 million, respectively.
Recent Accounting Pronouncements
In December 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” The ASU was issued to provide an update on ASU 2020-04 and ASU 2021-01 that were issued in March 2020 and January 2021, respectively, which provided optional accounting guidance for a limited period of time to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions to existing accounting requirements for contract modifications and hedge accounting related to transitioning from discontinued reference rates, such as London Interbank Offered Rate (“LIBOR”), to alternative reference rates, if certain criteria are met. With the issuance of ASU 2022-06, the sunset date of Topic 848 has been deferred from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company has adopted this guidance on January 1, 2023, which did not have a material impact on its Consolidated Financial Statements. On March 23, 2023, the Company amended certain existing debt agreements where the interest rate benchmark was updated from LIBOR to the Secured Overnight Financing Rate (“Term SOFR”). The Company applied Topic 848 to its recent amendments of its debt agreements. See Note 8 for additional information on the amendments to the debt agreements.

In September 2022, the FASB issued ASU 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow users of the financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. The buyer should disclose qualitative and quantitative information about its supplier finance programs. The ASU requires the buyer’s annual disclosure to include a rollforward of the obligations under the supplier finance programs during the annual period, including the amount of obligations confirmed and subsequently paid. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023, and early adoption is permitted. The Company has adopted this guidance on January 1, 2023, which did not have a material impact on its Consolidated Financial Statements. As of September 30, 2023, the Company did not have any obligations under supplier finance programs.

NOTE 2. NET INCOME (LOSS) PER SHARE
A reconciliation of the shares used in the computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2023	2022	2023	2022
Net Income (Loss)
Net income (loss) attributable to IFF shareholders	$25	$(2,197)	$43	$(1,846)
Adjustment related to (increase) decrease in redemption value of redeemable noncontrolling interests in excess of earnings allocated	—	1	(1)	3
Net income (loss) available to IFF shareholders	$25	$(2,196)	$42	$(1,843)
Shares
Weighted average common shares outstanding (basic)	255	255	255	255
Adjustment for assumed dilution:
Stock options and restricted stock awards	1	—	—	—
Weighted average shares assuming dilution (diluted)	256	255	255	255

Net Income (Loss) per Share
Net income (loss) per share - basic(1)	$0.10	$(8.60)	$0.16	$(7.22)
Net income (loss) per share - diluted(1)	0.10	(8.60)	0.16	(7.22)
_______________________
(1)For the three and nine months ended September 30, 2022, the basic and diluted net loss per share cannot be recalculated based on the information presented in the table above due to rounding.
The Company declared a quarterly dividend to its shareholders of $0.81 per share for each of the three months ended September 30, 2023 and 2022. For the nine months ended September 30, 2023 and 2022, the Company declared quarterly dividends to its shareholders totaling $2.43 and $2.39, respectively.
There were approximately 0.3 million and 0.4 million potentially dilutive securities excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2022, respectively, because there was a net loss attributable to IFF for these periods and, as such, the inclusion of these securities would have been anti-dilutive.
For the three and nine months ended September 30, 2023, there were approximately 0.4 million share equivalents that had an anti-dilutive effect and therefore were excluded from the computation of diluted net income per share in these periods. For the three and nine months ended September 30, 2022, there were approximately 0.3 million share equivalents that had an anti-dilutive effect and therefore were excluded from the computation of diluted net loss per share in these periods.
The Company has issued shares of Purchased Restricted Stock Units (“PRSUs”) which contain rights to non-forfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method.

The Company did not present the two-class method since the difference between basic net income per share for both unrestricted common shareholders and PRSU shareholders for the three and nine months ended September 30, 2023 was less than $0.01 per share. There was no difference between basic net loss per share for both unrestricted common shareholders and PRSU shareholders for the three and nine months ended September 30, 2022. The difference between diluted net income per share for both unrestricted common shareholders and PRSU shareholders for the three and nine months ended September 30, 2023 was less than $0.01 per share. There was no difference between diluted net loss per share for both unrestricted common shareholders and PRSU shareholders for the three and nine months ended September 30, 2022. In addition, the number of PRSUs outstanding as of September 30, 2023 and 2022 was not material. Net income (loss) allocated to such PRSUs was not material for the three and nine months ended September 30, 2023 and 2022.

NOTE 3. BUSINESS DIVESTITURES
Divestiture of the Flavor Specialty Ingredients Business
During the fourth quarter of 2022, the Company announced it had entered into an agreement to sell its Flavor Specialty Ingredients (“FSI”) business, which was a part of the Scent segment. The Company completed the divestiture on August 1, 2023, and received cash proceeds of approximately $190 million, which included $1 million related to the delayed transfer of the control of specific assets and liabilities of non-U.S. jurisdiction business. Concurrent with the completion of the business divestiture, the Company entered into a supply agreement arrangement with the buyer. Based on the terms of the supply agreement, an adjustment of $4 million was made against the fair value of sale consideration. In addition, approximately $15 million of proceeds were held in escrow and will be released upon satisfaction of certain conditions. The proceeds held in escrow were presented in Prepaid expenses and other current assets on the Consolidated Balance Sheets. The sale consideration is subject to certain post-closing adjustments, which primarily relate to cash, indebtedness and working capital balances.
The following table summarizes the fair value of sale consideration received in connection with the business divestiture:

(DOLLARS IN MILLIONS)
Cash proceeds from the buyer	$190
Amount held in escrow	15
Advance receipt for business to be transferred	(1)
Direct costs to sell	(5)
Proceeds attributable to supply agreement	(4)
Fair value of sale consideration	$195
The net proceeds received from the business divestiture presented under Cash flows from investing activities represent the cash portion of the sale consideration, which was determined as the fair value of sale consideration adjusted by the direct costs to sell, advance receipt for business to be transferred, amount held in escrow and the cash transferred to the buyer as part of the transaction. The following table summarizes the different components of net proceeds received from business divestiture presented under Cash flows from investing activities:

(DOLLARS IN MILLIONS)
Fair value of sale consideration	$195
Direct costs to sell	5
Advance receipt for business to be transferred	1
Amount held in escrow	(15)
Cash transferred to the buyer	(1)
Net proceeds received from business divestiture	$185
The carrying amount of net assets associated with the business unit, adjusted for currency translation adjustment, was approximately $205 million. The major classes of assets and liabilities sold consisted of the following:

(DOLLARS IN MILLIONS)	August 1, 2023
Assets
Cash and cash equivalents	$1
Trade receivables, net	13
Inventories	45
Property, plant and equipment, net	29
Goodwill	44
Other intangible assets, net	73
Other assets	10
Total assets	215
Liabilities
Accounts payable	(4)
Deferred tax liability	(1)
Other liabilities	(6)
Total liabilities	(11)
Equity
Accumulated other comprehensive income - currency translation adjustment	1
Total equity	1
Carrying value of net asset (adjusted for currency translation adjustment)	$205
As a result of the business divestiture, the Company recognized a pre-tax loss of approximately $10 million, subject to certain post-closing adjustments, presented in Other income, net on the Consolidated Statements of Income (Loss) and Comprehensive Loss for the three and nine months ended September 30, 2023. The Company has also recognized income tax effects associated with the business divestiture across multiple periods. Based on preliminary estimates, the total income taxes recognized was approximately $15 million, with approximately $3 million that was recognized during the year ended December 31, 2022.
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
The following table summarizes the fair value of sale consideration received in connection with the business divestiture:

(DOLLARS IN MILLIONS)
Cash proceeds from the buyer	$840
Receivable from the buyer	30
Direct costs to sell	(20)
Fair value of sale consideration	$850
The net proceeds received from the business divestiture presented under Cash flows from investing activities represent the cash portion of the sale consideration, which was determined as the fair value of sale consideration adjusted by the amount receivable from the buyer, direct costs to sell and the cash transferred to the buyer as part of the transaction. The following table summarizes the different components of net proceeds received from business divestiture presented under Cash flows from investing activities:

(DOLLARS IN MILLIONS)
Fair value of sale consideration	$850
Direct costs to sell	20
Receivable from the buyer	(30)
Cash transferred to the buyer (including restricted cash)	(19)
Net proceeds received from business divestiture	$821
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
As a result of the business divestiture, the Company recognized a pre-tax loss of approximately $10 million, subject to certain post-closing adjustments, presented in Other income, net on the Consolidated Statements of Income (Loss) and Comprehensive Loss for the nine months ended September 30, 2023. The Company has also recognized income tax effects associated with the business divestiture across multiple periods. Based on preliminary estimates, the total income taxes recognized was approximately $88 million, with approximately $72 million that was recognized during the year ended December 31, 2022.
Liquidation of a Business in Russia
As part of the liquidation of a business in Russia for the sale of the portion of the Savory Solutions business, the Company recognized a pre-tax loss of approximately $10 million presented in the Other income, net, and tax benefits of approximately $2 million presented in Provision for income taxes on the Consolidated Statements of Income (Loss) and Comprehensive Loss for the nine months ended September 30, 2023.

Divestiture of Microbial Control
The Company completed the divestiture of the Microbial Control business unit on July 1, 2022, which was acquired as part of the Company’s merger with Nutrition and Biosciences, Inc. (“N&B”), a wholly-owned subsidiary of DuPont, in 2021 (the “Merger”), and received net cash proceeds of approximately $1.169 billion. The Company also entered into transition services agreements with the buyer for providing certain general accounting, information technology and other services up to 19 months following the date of the sale for minimal consideration. The fair value of these transition services agreements was determined to be approximately $36 million, which was adjusted against the sale consideration and recognized as deferred transition services income. The transition services income under the transition services agreements for the three and nine months ended September 30, 2023 was approximately $6 million and $19 million, respectively, and for the three and nine months ended September 30, 2022 was approximately $6 million. The transition services income was recognized as a reduction to the costs incurred to provide services under the transition services agreements, which was included in Selling and administrative expenses on the Consolidated Statements of Income (Loss) and Comprehensive Loss.

NOTE 4.    RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges primarily consist of separation costs for employees including severance, outplacement and other employee benefit costs (“Severance”), charges related to the write-down of fixed assets of plants to be closed (“Fixed asset write-down”) and all other related restructuring (“Other”) costs. All restructuring and other charges are separately stated on the Consolidated Statements of Income (Loss) and Comprehensive Loss.
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
N&B Merger Restructuring Liability
For the nine months ended September 30, 2023, the Company had approximately $2 million of charges related to a lease impairment. Since the inception of the restructuring activities, there have been a total of approximately 215 headcount reductions and the Company has expensed approximately $47 million.
2023 Restructuring Program
In December 2022, the Company announced a restructuring program mainly related to headcount reduction to improve its organizational and operating structure, drive efficiencies and achieve cost savings. For the nine months ended September 30, 2023, the Company incurred approximately $63 million of charges related to severance and there have been a total of approximately 605 actual and planned headcount reductions. The Company expects to incur a majority of the costs for the 2023 Restructuring Program in the current year.
Changes in Restructuring Liabilities
Changes in restructuring liabilities during the nine months ended September 30, 2023 were as follows:

(DOLLARS IN MILLIONS)	Balance at December 31, 2022	Additional Charges (Reversals), Net	Non-Cash Charges	Cash Payments	Balance at September 30, 2023
Frutarom Integration Initiative
Severance	$4	$(3)	$—	$(1)	$—
Other Restructuring Charges
Severance	1	(1)	—	—	—
N&B Merger Restructuring Liability
Severance	9	—	—	(8)	1
Other	1	2	(2)	(1)	—
2023 Restructuring Program
Severance	—	63	—	(39)	24
Total Restructuring and other charges	$15	$61	$(2)	$(49)	$25
Restructuring liabilities are presented in “Other current liabilities” on the Consolidated Balance Sheets.

Charges by Segment
The following table summarizes the total amount of costs incurred in connection with these restructuring programs and activities by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2023	2022	2023	2022
Nourish	$1	$—	$33	$3
Health & Biosciences	1	1	12	2
Scent	—	(5)	14	—
Pharma Solutions	—	—	2	—
Total Restructuring and other charges	$2	$(4)	$61	$5

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of the following amounts:

(DOLLARS IN MILLIONS)	September 30, 2023	December 31, 2022
Asset Type
Land	$191	$199
Buildings and improvements	1,721	1,697
Machinery and equipment	3,575	3,344
Information technology	386	291
Construction in process	495	649
Total Property, plant and equipment	6,368	6,180
Accumulated depreciation	(2,242)	(1,977)
Total property, plant and equipment, net	$4,126	$4,203
Depreciation expense was $122 million and $111 million for the three months ended September 30, 2023 and 2022, respectively, and $342 million and $345 million for the nine months ended September 30, 2023 and 2022, respectively.
Impairment of Property, Plant and Equipment
As discussed in Note 1, during the second quarter of 2022, an impairment charge of approximately $28 million was recorded in connection with property, plant and equipment, primarily buildings and improvements, of an asset group that operated primarily in Russia.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill attributable to each reportable segment for the nine months ended September 30, 2023 were as follows:

(DOLLARS IN MILLIONS)	Nourish	Health & Biosciences	Scent	Pharma Solutions	Total
Balance at December 31, 2022	$6,050	$4,321	$1,745	$1,239	$13,355
Transferred to assets held for sale	—	—	(267)	—	(267)
Reduction from business divestitures	(4)	—	—	—	(4)
Foreign exchange	(41)	(7)	(2)	(3)	(53)
Balance at September 30, 2023	$6,005	$4,314	$1,476	$1,236	$13,031
The goodwill balances at September 30, 2023 and December 31, 2022 include $2.250 billion of accumulated impairment related to the Health & Biosciences reportable segment. The accumulated impairment relates entirely to an impairment charge recorded in 2022.

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
As a result of the triggering events, the Company assessed the fair value of the reporting units using the income approach. Under the income approach, the Company determined the fair value by using a discounted cash flow method at a rate of return that reflected the relative risk of the projected future cash flows of each reporting unit, as well as a terminal value. The Company used the most current actual and forecasted operating data available. Key estimates and assumptions used in these valuations included revenue growth rates, gross margins, EBITDA margins, terminal growth rates and discount rates. These estimates and assumptions were considered Level 3 inputs under the fair value hierarchy.
In performing the quantitative impairment test, the Company determined that the fair value of the Nourish and Pharma Solutions reporting units exceeded their carrying value, and determined that there was no impairment of goodwill relating to these reporting units. The Company determined that the carrying value of the Health & Biosciences reporting unit exceeded its fair value and recorded a goodwill impairment charge of $2.250 billion on the Consolidated Statements of Income (Loss) and Comprehensive Loss for the three and nine months ended September 30, 2022.
Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	September 30,	December 31,
(DOLLARS IN MILLIONS)	2023	2022
Asset Type
Customer relationships	$8,072	$8,318
Technological know-how	2,314	2,339
Trade names & patents	331	358
Other	44	47
Total carrying value	10,761	11,062
Accumulated Amortization
Customer relationships	(1,488)	(1,252)
Technological know-how	(745)	(589)
Trade names & patents	(107)	(97)
Other	(40)	(42)
Total accumulated amortization	(2,380)	(1,980)
Other intangible assets, net	$8,381	$9,082
Amortization
Amortization expense was $170 million and $182 million for the three months ended September 30, 2023 and 2022, respectively, and $513 million and $552 million for the nine months ended September 30, 2023 and 2022, respectively.
Amortization expense for the next five years is expected to be as follows:

(DOLLARS IN MILLIONS)	2023	2024	2025	2026	2027
Estimated future intangible amortization expense	$173	$692	$690	$688	$589
Impairment of Intangible Assets
As discussed in Note 1, during the second quarter of 2022, an impairment charge of approximately $92 million was recorded in connection with intangible assets, primarily customer relationships and technological know-how, of an asset group that operated primarily in Russia.

NOTE 7.    OTHER CURRENT ASSETS AND LIABILITIES, AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	September 30, 2023	December 31, 2022
Value-added tax receivable	$159	$212
Prepaid income taxes	224	129
Packaging materials and supplies	157	148
Prepaid expenses	184	144
Other	166	137
Total	$890	$770
Other assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	September 30, 2023	December 31, 2022
Deferred income taxes	$212	$167
Overfunded pension plans	202	180
Cash surrender value of life insurance contracts	46	45
Finance lease right-of-use assets	25	22
Equity method investments	10	10
Other(1)	268	265
Total	$763	$689
_______________________
(1)Includes land usage rights in China, long-term deposits and receivables on certain derivative instruments.

Other current liabilities consisted of the following amounts:

(DOLLARS IN MILLIONS)	September 30, 2023	December 31, 2022
Rebates and incentives payable	$99	$99
Value-added tax payable	62	65
Interest payable	74	55
Current pension and other postretirement benefit obligation	5	10
Accrued insurance (including workers’ compensation)	10	9
Earn outs payable	31	—
Accrued restructuring	25	15
Current operating lease obligation	83	86
Accrued freight	12	18
Accrued commissions payable	10	11
Accrued income taxes	118	313
Accrued expenses payable	263	256
Other	145	91
Total	$937	$1,028

NOTE 8.    DEBT
Debt consisted of the following:

(DOLLARS IN MILLIONS)	Effective Interest Rate	September 30, 2023	December 31, 2022
2023 Notes(1)	3.30%	$—	$300
2024 Euro Notes(1)	1.88%	525	532
2025 Notes(1)	1.22%	1,000	1,000
2026 Euro Notes(1)	1.93%	836	845
2027 Notes(1)	1.56%	1,213	1,215
2028 Notes(1)	4.57%	398	398
2030 Notes(1)	2.21%	1,509	1,510
2040 Notes(1)	3.04%	773	774
2047 Notes(1)	4.44%	495	495
2048 Notes(1)	5.12%	787	787
2050 Notes(1)	3.21%	1,570	1,571
2024 Term Loan Facility(2)	6.50%	570	625
2026 Term Loan Facility(2)	5.41%	625	625
Revolving Credit Facility(3)		—	100
Commercial paper(4)		—	187
Bank overdrafts and other		—	6
Total debt		10,301	10,970
Less: Short-term borrowings(5)		(1,142)	(597)
Total Long-term debt		$9,159	$10,373
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
Commercial Paper
For the nine months ended September 30, 2023, the Company had gross issuances of $4.283 billion and repayments of $4.470 billion under the Commercial Paper Program. The commercial paper issued had original maturities of less than 86 days. For the nine months ended September 30, 2022, the Company had gross issuances of $4.725 billion and repayments of $4.845 billion.
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
Amendments to Existing Credit Agreements
Amendments to Existing Term Loan Credit Agreement

On September 19, 2023, Company entered into Amendment No. 5 (“Term Loan Amendment No. 5”) to amend that certain term loan credit agreement, dated January 17, 2020 (as amended by that certain Amendment No. 1 to Credit Agreement, dated as of August 25, 2020, as further supplemented by that certain Icon Debt Assumption Supplement, dated as of March 4, 2021, as further amended by that certain Amendment No. 2 to Credit Agreement, dated as of August 4, 2022, as further amended by that certain Amendment No. 3 (“Term Loan Amendment No. 3”) to Credit Agreement, dated as of March 23, 2023, as further amended by that certain Amendment No. 4 (“Term Loan Amendment No. 4”) to Credit Agreement, dated as of March 23, 2023, the “Existing Term Loan Credit Agreement”, and the Existing Term Loan Credit Agreement, as amended by the Term Loan Amendment, the “Term Loan Credit Agreement”), among the Company (as successor to Nutrition & Biosciences, Inc.), the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.
Term Loan Amendment No. 3, among other things, extended the period during which certain relief was provided with respect to the financial covenant contained in the Existing Term Loan Credit Agreement which has been superseded by Term Loan Amendment No. 5.
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
Term Loan Amendment No. 5, among other things, extends the period during which certain relief is provided with respect to the financial covenant contained in the Existing Term Loan Credit Agreement through December 31, 2025, or such earlier date on which the Company elects to terminate such period (the “Term Loan Covenant Relief Period”), by providing that during the Term Loan Covenant Relief Period, the Company’s Leverage Ratio (as defined in the Term Loan Credit Agreement) shall not exceed as of the end of the fiscal quarter for the period of the four fiscal quarters then ended: (i) 5.25x for any fiscal quarter ending on or before March 31, 2024, (ii) 4.75x for the fiscal quarter ending June 30, 2024, (iii) 4.50x for the fiscal quarter ending September 30, 2024, (iv) 4.25x for any subsequent fiscal quarter ending on or before March 31, 2025, (v) 4.00x for any subsequent fiscal quarter ending on or before September 30, 2025 and (vi) 3.75x for the fiscal quarter ending December 31, 2025. During the Term Loan Covenant Relief Period, the Term Loan Amendment No. 5 also prohibits the Company from (i) declaring and paying dividends in cash on common stock in excess of $0.81 per share per fiscal quarter (for an aggregate amount of $3.24 per fiscal year) and (ii) creating liens to secure debt in excess of the greater of $300 million and 3.65% of Consolidated Net Tangible Assets (as defined in the Term Loan Credit Agreement), subject to certain exceptions set forth in the Term Loan Amendment No. 5. The Company was in compliance with all covenants as of September 30, 2023.
Loans may be prepaid without premium or penalty, subject to customary breakage costs, and during the Term Loan Covenant Relief Period, there will be a mandatory prepayment of the loans with 100% of the net cash proceeds from non-ordinary course asset sales, subject to certain exceptions set forth in the Term Loan Amendment No. 5. The applicable margin for the loans, which is based on the Company’s Public Debt Rating (as defined in the Term Loan Credit Agreement), will also increase by 0.125% for the duration of the Term Loan Covenant Relief Period.
Amendments to Existing Revolving Credit Facility
On September 19, 2023, the Company and certain of its subsidiaries (collectively, the “Loan Parties”) entered into Amendment No. 4 (the “Revolver Amendment No. 4”) to amend that certain Third Amended and Restated Credit Agreement, dated July 28, 2021 (as amended by that certain Amendment No. 1 to Credit Agreement, dated August 4, 2022, as further amended by that certain Amendment No. 2 (“Revolver Amendment No. 2”) to Credit Agreement, dated as of March 23, 2023, as further amended by that certain Amendment No. 3 (“Revolver Amendment No. 3”) to Credit Agreement, dated as of March 23, 2023, the “Existing Revolving Credit Agreement”, and the Existing Revolving Credit Agreement, as amended by the Revolver Amendment, the “Revolving Credit Agreement”), among the Loan Parties, the lenders party thereto and Citibank, N.A., as administrative agent.
Revolver Amendment No. 2, among other things, extended the period during which certain relief was provided with respect to the financial covenant contained in the Existing Revolving Credit Agreement which has been superseded by Revolver Amendment No. 4.
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

Revolver Amendment No. 4, among other things, extends the period during which certain relief is provided with respect to the financial covenant contained in the Existing Revolving Credit Agreement through December 31, 2025, or such earlier date on which the Company elects to terminate such period (the “Revolver Covenant Relief Period”), by providing that during the Revolver Covenant Relief Period, the Company’s Leverage Ratio (as defined in the Revolving Credit Agreement) shall not exceed as of the end of the fiscal quarter for the period of the four fiscal quarters then ended: (i) 5.25x for any fiscal quarter ending on or before March 31, 2024, (ii) 4.75x for the fiscal quarter ending June 30, 2024, (iii) 4.50x for the fiscal quarter ending September 30, 2024, (iv) 4.25x for any subsequent fiscal quarter ending on or before March 31, 2025, (v) 4.00x for any subsequent fiscal quarter ending on or before September 30, 2025 and (vi) 3.75x for the fiscal quarter ending December 31, 2025. During the Revolver Covenant Relief Period, the Revolver Amendment No. 4 also prohibits (i) the Company from declaring and paying dividends in cash on common stock in excess of $0.81 per share per fiscal quarter (for an aggregate amount of $3.24 per fiscal year) and (ii) the Loan Parties from creating liens to secure debt in excess of the greater of $300 million and 3.65% of Consolidated Net Tangible Assets (as defined in the Revolving Credit Agreement), subject to certain exceptions set forth in the Revolver Amendment No. 4. The Company was in compliance with all covenants as of September 30, 2023.
Loans may be prepaid without premium or penalty, subject to customary breakage costs, and during the Revolver Covenant Relief Period, the applicable margin for the loans, which is based on the Company’s Public Debt Rating (as defined in the Revolving Credit Agreement), will increase by 0.125%.
For the nine months ended September 30, 2023, the Company had issuances of $800 million and repayments of $900 million under the Revolving Credit Facility. For the nine months ended September 30, 2022, the Company had issuances of $350 million and repayments of $350 million.
Repayment of Debt
On May 1, 2023, the Company made a $300 million debt repayment related to the 2023 Notes at maturity, which was funded from the issuance of $400 million under the Revolving Credit Facility. The issuance under the Revolving Credit Facility was repaid in June 2023.
On September 29, 2023, the Company made a voluntary $55 million debt repayment related to the 2024 Term Loan Facility.

NOTE 9.   LEASES
The Company has leases for corporate offices, manufacturing facilities, research and development facilities and certain transportation and office equipment. The Company’s leases have remaining lease terms of up to 50 years, some of which include options to extend the leases for up to 15 years.
The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(DOLLARS IN MILLIONS)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating leases
Operating lease cost	$32	$31	$105	$99
Variable lease cost	10	12	42	36
Total operating lease cost	$42	$43	$147	$135
Finance leases
Finance lease cost	$3	$2	$7	$6

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended	Nine Months Ended
(DOLLARS IN MILLIONS)	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$94	$102
Operating cash flows for finance leases	1	—
Financing cash flows for finance leases	6	5
Right-of-use assets obtained in exchange for lease obligations
Operating leases	73	154
Finance leases	17	4
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

NOTE 10. INCOME TAXES
The effective tax rate for the three months ended September 30, 2023 was 54.2%, which was primarily driven by tax expenses relating to business divestitures and changes in the mix of income and losses, some of which do not give rise to tax benefits due to valuation allowances.
The effective tax rate for the nine months ended September 30, 2023 was 62.6%, which was primarily driven by tax expenses relating to business divestitures and changes in the mix of income and losses, some of which do not give rise to tax benefits due to valuation allowances.
As of September 30, 2023, the Company had approximately $111 million of unrecognized tax benefits recorded in Other liabilities and approximately $5 million recorded to Other current liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
As of September 30, 2023, the Company had accrued interest and penalties of approximately $38 million classified in Other liabilities and approximately $2 million classified in Other current liabilities.
As of September 30, 2023, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was approximately $156 million associated with tax positions asserted in various jurisdictions.
The Company regularly repatriates earnings from non-U.S. subsidiaries. As the Company repatriates these funds to the U.S., they will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of September 30, 2023, the Company had a deferred tax liability of approximately $153 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.

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

Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2023	2022	2023	2022
Equity-based awards	$18	$12	$50	$37
Liability-based awards	—	(1)	—	—
Total stock-based compensation expense	18	11	50	37
Less: Tax benefit	(5)	(2)	(11)	(7)
Total stock-based compensation expense, after tax	$13	$9	$39	$30
As of September 30, 2023, there was approximately $90 million of total unrecognized compensation cost related to non-vested awards granted under the equity incentive plans.

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

Reportable segment information was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(DOLLARS IN MILLIONS)	2023	2022	2023	2022
Net sales:
Nourish	$1,449	$1,703	$4,666	$5,252
Health & Biosciences	518	512	1,553	1,838
Scent	615	591	1,815	1,756
Pharma Solutions	238	257	742	750
Consolidated	$2,820	$3,063	$8,776	$9,596
Segment Adjusted Operating EBITDA:
Nourish	$178	$287	$567	$981
Health & Biosciences	150	137	426	513
Scent	131	119	353	328
Pharma Solutions	47	69	173	192
Total	506	612	1,519	2,014
Depreciation & Amortization	(292)	(293)	(855)	(897)
Interest Expense	(110)	(83)	(337)	(232)
Other Income, net	19	33	34	43
Restructuring and Other Charges (a)	(2)	4	(61)	(5)
Impairment of Goodwill (b)	—	(2,250)	—	(2,250)
Impairment of Long-Lived Assets (c)	—	—	—	(120)
Acquisition, Divestiture and Integration Related Costs (d)	(42)	(57)	(118)	(167)
Strategic Initiatives Costs (e)	(6)	(1)	(28)	(1)
Regulatory Costs (f)	(13)	—	(32)	—
Other (g)	(1)	—	1	(5)
Income (Loss) Before Taxes	$59	$(2,035)	$123	$(1,620)
_______________________

(a)	For 2023 and 2022, represents costs primarily related to severance as part of the Company's restructuring efforts.
(b)	Represents costs related to the impairment of goodwill in the Health & Biosciences reporting unit.
(c)	Represents costs related to the impairment of intangible and fixed assets of an asset group that operated primarily in Russia.
(d)
For 2023 and 2022, primarily represents costs related to the Company's actual and planned acquisitions and divestitures and integration related activities primarily for N&B. These costs primarily consisted of external consulting fees, professional and legal fees and salaries of individuals who are fully dedicated to such efforts. For 2023, acquisition costs primarily relate to earn-out adjustments.

For the three months ended September 30, 2023, business divestiture, integration and acquisition related costs were approximately $29 million, $12 million and $1 million, respectively. For the three months ended September 30, 2022, business divestiture, integration and acquisition related costs were approximately $31 million, $25 million and $1 million, respectively. For the nine months ended September 30, 2023, business divestiture, integration and acquisition related costs were approximately $70 million, $42 million and $6 million, respectively. For the nine months ended September 30, 2022, business divestiture, integration and acquisition related costs were approximately $91 million, $73 million and $3 million, respectively.

(e)	Represents costs related to the Company's strategic assessment and business portfolio optimization efforts and reorganizing the Global Shared Services Centers, primarily consulting fees.
(f)	Represents costs primarily related to legal fees incurred for the ongoing investigations of the fragrance businesses.
(g)	For 2023, represents (losses) gains from sale of assets. For 2022, represents shareholder activist related costs, primarily professional fees, severance costs, including accelerated stock compensation expense, for certain executives who have been separated from the Company, and gains from sale of assets.

Net sales, which are attributed to individual regions based upon the destination of product delivery, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2023	2022	2023	2022
Europe, Africa and Middle East	$918	$1,030	$2,958	$3,258
Greater Asia	670	701	2,031	2,200
North America	853	939	2,668	3,006
Latin America	379	393	1,119	1,132
Consolidated	$2,820	$3,063	$8,776	$9,596

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2023	2022	2023	2022
Net sales related to the U.S.	$782	$920	$2,430	$2,799
Net sales attributed to all foreign countries	2,038	2,143	6,346	6,797
No non-U.S. country had net sales greater than 7% of total consolidated net sales for the three and nine months ended September 30, 2023. No non-U.S. country had net sales greater than 6% of total consolidated net sales for the three and nine months ended September 30, 2022.

NOTE 13. EMPLOYEE BENEFITS
Pension and other defined contribution retirement plan expenses included the following components:

(DOLLARS IN MILLIONS)	U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost for benefits earned(1)	$—	$1	$—	$1
Interest cost on projected benefit obligation(2)	6	4	19	12
Expected return on plan assets(2)	(7)	(5)	(23)	(16)
Net amortization and deferrals(2)	—	1	1	5
Net periodic benefit (income) cost	$(1)	$1	$(3)	$2

(DOLLARS IN MILLIONS)	Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost for benefits earned(1)	$5	$9	$15	$28
Interest cost on projected benefit obligation(2)	9	4	27	13
Expected return on plan assets(2)	(11)	(10)	(34)	(32)
Net amortization and deferrals(2)	—	3	(1)	9
Net periodic benefit (income) cost	$3	$6	$7	$18
_______________________
(1)Included as a component of Operating profit (loss).
(2)Included as a component of Other income, net.
The Company expects to contribute a total of $5 million to its U.S. pension plans and a total of $32 million to its non-U.S. pension plans during 2023. During the nine months ended September 30, 2023, no contributions were made to the qualified U.S. pension plans, $22 million of contributions were made to the non-U.S. pension plans, and $3 million of benefit payments were made with respect to the Company’s non-qualified U.S. pension plan.

(Income) expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2023	2022	2023	2022
Service cost for benefits earned	$—	$1	$—	$1
Interest cost on projected benefit obligation	—	—	2	1
Net amortization and deferrals	(1)	(2)	(4)	(4)
Total postretirement benefit (income) expense	$(1)	$(1)	$(2)	$(2)
The Company expects to contribute $3 million to its postretirement benefits other than pension plans during 2023. In the nine months ended September 30, 2023, $2 million of contributions were made.

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

The carrying values and the estimated fair values of financial instruments at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023		December 31, 2022
(DOLLARS IN MILLIONS)	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 1
Cash and cash equivalents(1)	$629	$629	$483	$483
LEVEL 2
Credit facilities and bank overdrafts(2)	—	—	106	106
Derivatives
Derivative assets(3)	3	3	1	1
Derivative liabilities(3)	126	126	75	75
Commercial paper(2)	—	—	187	187
Long-term debt:
2023 Notes(4)	—	—	300	298
2024 Euro Notes(4)	525	518	532	519
2025 Notes(4)	1,000	897	1,000	884
2026 Euro Notes(4)	836	757	845	774
2027 Notes(4)	1,213	995	1,215	1,006
2028 Notes(4)	398	367	398	380
2030 Notes(4)	1,509	1,130	1,510	1,188
2040 Notes(4)	773	468	774	535
2047 Notes(4)	495	336	495	390
2048 Notes(4)	787	598	787	685
2050 Notes(4)	1,570	874	1,571	1,021
2024 Term Loan Facility(5)	570	570	625	625
2026 Term Loan Facility(5)	625	625	625	625
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

The Company also utilizes options, futures and swaps that are designated as hedging instruments to reduce exposure to commodity price fluctuations on purchases of natural gas used in our manufacturing process.
Hedges Related to Issuances of Debt
As of September 30, 2023, the Company designated approximately $1.361 billion of Euro Notes as a hedge of a portion of its net European investments. Accordingly, the change in the value of the debt that is attributable to foreign exchange movements is recorded in other comprehensive income (“OCI”) as a component of foreign currency translation adjustments in the accompanying Consolidated Statements of Income (Loss) and Comprehensive Loss.
Cross Currency Swaps
The Company has twelve EUR/USD cross currency swaps with a notional value of $1.400 billion that mature through November 2030. The swaps all qualified as net investment hedges in order to mitigate a portion of the Company’s net European investments from foreign currency risk. As of September 30, 2023, the twelve swaps were in a liability position with an aggregate fair value of $89 million, which were classified as Other liabilities on the Consolidated Balance Sheets. Changes in fair value related to cross currency swaps are recorded in OCI.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of September 30, 2023 and December 31, 2022:

(DOLLARS IN MILLIONS)	September 30, 2023	December 31, 2022
Foreign currency contracts(1)	$(1,248)	$92
Commodity contracts(1)	13	(1)
Cross currency swaps	1,400	1,400
_______________________
(1)Foreign currency contracts and commodity contracts are presented net of contracts bought and sold.
The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected on the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022:

	September 30, 2023
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency contracts	$—	$3	$3
Derivative liabilities(2)
Foreign currency contracts	$—	$37	$37
Cross currency swaps	89	—	89
Total derivative liabilities	$89	$37	$126

	December 31, 2022
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency contracts	$—	$1	$1
Derivative liabilities(2)
Cross currency swaps	$75	$—	$75
 _______________________
(1)Derivative assets are recorded to Prepaid expenses and other current assets on the Consolidated Balance Sheets.
(2)Derivative liabilities are recorded to Other current liabilities and Other liabilities on the Consolidated Balance Sheets.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments on the Consolidated Statements of Income (Loss) and Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022:

	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Three Months Ended September 30,
	2023	2022
Foreign currency contracts(1)	$(26)	$2	Other income, net
	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Nine Months Ended September 30,
	2023	2022
Foreign currency contracts(1)	$(23)	$4	Other income, net
Commodity contracts	2	—	Cost of goods sold
Total	$(21)	$4
_______________________
(1)The foreign currency contract net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.
The following table shows the effect of the Company’s derivative and non-derivative instruments designated as net investment hedging instruments, net of tax, on the Consolidated Statements of Income (Loss) and Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022:

	Amount of Gain (Loss) Recognized in OCI on Derivative and Non-Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (“AOCI”) into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
(DOLLARS IN MILLIONS)	2023	2022		2023	2022
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	$22	$(36)	N/A	$—	$—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	15	30	N/A	—	—
2026 Euro Notes	25	48	N/A	—	—
Total	$62	$42		$—	$—

	Amount of Gain (Loss) Recognized in OCI on Derivative and Non-Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2023	2022		2023	2022
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	$(11)	$12	N/A	$—	$—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	4	60	N/A	—	—
2026 Euro Notes	7	96	N/A	—	—
Total	$—	$168		$—	$—
The ineffective portion of the above noted net investment hedges was not material and was recorded as a component of interest expense on the Consolidated Statements of Income (Loss) and Comprehensive Loss during the three and nine months ended September 30, 2023 and 2022.
At September 30, 2023, based on current market rates, the Company does not expect any derivative losses (net of tax), included in AOCI, to be reclassified into earnings within the next 12 months.

NOTE 15.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present changes in the accumulated balances for each component of other comprehensive (loss) income, including current period other comprehensive (loss) income and reclassifications out of accumulated other comprehensive loss:

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2022	$(2,066)	$1	$(133)	$(2,198)
OCI before reclassifications	(175)	—	(2)	(177)
Reclassifications due to business divestitures	43	—	(1)	42
Amounts reclassified from AOCI	—	—	(3)	(3)
Net current period other comprehensive income (loss)	(132)	—	(6)	(138)
Accumulated other comprehensive (loss) income, net of tax, as of September 30, 2023	$(2,198)	$1	$(139)	$(2,336)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2021	$(1,133)	$1	$(291)	$(1,423)
OCI before reclassifications	(1,770)	—	(2)	(1,772)
Amounts reclassified from AOCI	—	—	8	8
Net current period other comprehensive income (loss)	(1,770)	—	6	(1,764)
Accumulated other comprehensive (loss) income, net of tax, as of September 30, 2022	$(2,903)	$1	$(285)	$(3,187)
The following table provides details about reclassifications out of Accumulated other comprehensive loss to the Consolidated Statements of Income (Loss) and Comprehensive Loss:

	Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Income (Loss) and Comprehensive Loss
(DOLLARS IN MILLIONS)	2023	2022
Gains (losses) on pension and postretirement liability adjustments
Prior service cost	$4	$5	(1)
Actuarial losses	—	(15)	(1)
Tax	(1)	2	Provision for income taxes
Total	$3	$(8)	Total, net of income taxes
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

As of September 30, 2023, the Company had a total capacity of approximately $431 million of bank guarantees, commercial guarantees, standby letters of credit and surety bonds with various financial institutions. Included in the above aggregate amount was a total of approximately $10 million for other assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011. There was a total of approximately $91 million outstanding under the bank guarantees, standby letters of credit and commercial guarantees as of September 30, 2023.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $8 million as of September 30, 2023.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of September 30, 2023, the Company had a total capacity of approximately $1.824 billion of lines of credit with various financial institutions, in addition to the $1.447 billion of capacity under the Revolving Credit Facility. Pursuant to these lines of credit as of September 30, 2023, the total draw downs were not material.
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
On March 11, 2020, an IFF shareholder filed a motion to approve a class action in Israel against, among others, Frutarom, Yehudai, and Frutarom’s former board of directors, alleging that former minority shareholders of Frutarom were harmed as a result of the US $20 million bonus paid to Yehudai. The parties to this motion agreed to attempt to resolve the dispute through mediation to take place regarding the aforesaid claim against Yehudai. On July 27, 2021, counsel to the movant in the class action filed a notice with the court that the mediation process ended without an agreement. On August 26, 2021, a motion to dismiss the class action application was filed by Yehudai and certain former directors of Frutarom. On September 9, 2021, an additional motion to dismiss was filed by other former directors of Frutarom together with ICC Industries, Inc. and its affiliates. On December 9, 2021, the court denied the motions to dismiss. Responses to the class action motion were filed in May 2022, and applicant’s response was filed in December 2022. An evidentiary hearing is set for March 2024.
Since March 2023, various putative class action lawsuits have been filed against IFF, Firmenich International SA, Givaudan SA, and Symrise AG and/or certain affiliates thereof in the Quebec Superior Court, the Federal Court of Canada, Ontario Superior Court, Supreme Court of British Columbia and, in several cases, the United States District Court for the District of New Jersey. These actions allege violations of the Canadian Competition Act and the Sherman Act, as applicable, and other related claims, and seek damages and other relief. IFF may face additional civil suits, in the United States or elsewhere, relating to such alleged conduct. At this time, IFF is unable to predict the potential outcome of these lawsuits or any potential effect they may have on the Company’s results of operations, liquidity or financial condition.
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
China Facilities
Guangzhou Taste Plant
During the fourth quarter of 2016, the Company was notified that certain governmental authorities had begun to evaluate a change in the zoning of the Guangzhou Taste plant. The zoning, if changed, would not affect the current operations, but would prevent expansions or other increases in the operating capacity of the plant. The ultimate outcome of any change that the governmental authorities may propose, the timing of such a change, and the nature of any compensation arrangements that might be provided to the Company are uncertain. To address the governmental authorities’ requirements, the Company has transferred certain production capabilities from the Guangzhou Taste plant to a newly built facility in Zhangjiagang. Currently, the Company does not foresee the need for expansions of the Guangzhou Taste plant.
The net book value of the Guangzhou and Zhangjiagang Taste plants was approximately $47 million and $34 million, respectively, as of September 30, 2023.
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
The net book value of the Guangzhou Scent plant and the plant in Jiande, China was approximately $6 million and $53 million, respectively, as of September 30, 2023.
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
During the second quarter of 2023, the Company recognized a pre-tax gain of approximately $22 million related to this transaction presented in Other income, net on the Consolidated Statements of Income (Loss) and Comprehensive Loss. The Company also recognized an estimated amount of approximately $6 million of income taxes presented in Provision for income taxes on the Consolidated Statements of Income (Loss) and Comprehensive Loss. The calculation of the applicable income taxes related to this transaction has been sent to the local tax authorities for review and is pending final approval.
Total China Operations
The total net book value of all plants in China was approximately $209 million as of September 30, 2023.
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
In January 2020, the Company was informed of a favorable ruling from the Brazilian tax authorities confirming that the Company was entitled to recover the overpayments of PIS/COFINS for the period from November 2011 to December 2018, plus interest on the amount of the overpayments. The ruling did not, however, settle the question of whether the Company is eligible to recover overpayments based on the gross or the net amount of ICMS amounts paid on PIS/COFINS. The Company calculated the amount of overpayments using the gross method which yields a higher amount than the application of the net method.
In February 2023, the BSC made an unfavorable court resolution for the Company related to the use of the gross method, which was only granted to claims submitted prior to March 2017. As a result of this unfavorable court resolution, the Company wrote off its remaining receivables of approximately $6 million related to this matter during the first quarter of 2023.
Avicel® PH NF (Pharma Solutions)
The Company has determined that certain grades of microcrystalline cellulose (Avicel® PH 101, 102, and 200 NF and Avicel® RC-591 NF) were found to be out-of-specification (collectively, “OOS Avicel® NF”). The Company does not expect the OOS conductivity issue to affect the functionality of Avicel® NF grades or to pose a human health hazard. Corrective actions have been implemented to improve operational and laboratory conditions. Based on the information available, as of September 30, 2023, payments associated with this matter were approximately $46 million, and the Company no longer had an accrual related to this matter. The total amount of exposure may increase if additional customers present claims or other exposures are identified.

Other
The Company determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that either a loss is reasonably possible or a loss in excess of accrued amounts is reasonably possible and the amount of losses or range of losses is determinable. For all third party contingencies (including labor, contract, technology, tax, product-related claims and business litigation), the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $65 million. The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the matters in question. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.

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
The following table sets forth the details of the Company’s redeemable non-controlling interests:

(DOLLARS IN MILLIONS)	Redeemable Non-controlling Interests
Balance at December 31, 2021	$105
Impact of foreign exchange translation	(4)
Share of profit or loss attributable to redeemable non-controlling interests	3
Redemption value adjustment for the current period	(3)
Exercises of redeemable non-controlling interests	(33)
Balance at September 30, 2022	$68

Balance at December 31, 2022	$59
Redemption value adjustment for the current period	1
Balance at September 30, 2023	$60

NOTE 18. ASSETS AND LIABILITIES HELD FOR SALE
During the third quarter of 2023, the Company announced the sale process of its Cosmetic Ingredients business within the Scent segment, and in the fourth quarter of 2023, the Company entered into an agreement to sell its Cosmetic Ingredients business. The transaction is subject to customary closing conditions and is expected to close in the first quarter of 2024.
The planned sale does not constitute a strategic shift of the Company’s operations and does not have major effects on the Company’s operations and financial results; therefore, the transaction does not meet the discontinued operations criteria.
The Company determined that the assets and liabilities of the business met the criteria to be presented as “held for sale.” As a result, as of September 30, 2023, such assets and liabilities were classified as held for sale and are reported on the Consolidated Balance Sheets. The Company expects that the sale proceeds less costs to sell will exceed the preliminary estimate of the carrying value of the net assets for the business. The carrying value is subject to change based on developments leading up to the closing date.

Included in the Company’s Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 are the following carrying amounts of the assets and liabilities held for sale:

(DOLLARS IN MILLIONS)	September 30, 2023	December 31, 2022(2)
Assets
Cash and cash equivalents	$23	$52
Trade receivables, net	15	85
Inventories	19	157
Property, plant and equipment, net	7	92
Goodwill	267	348
Other intangible assets, net	141	428
Operating lease right-of-use assets	8	13
Other assets	2	25
Total assets held-for-sale	$482	$1,200
Liabilities
Accounts payable	$4	$56
Deferred tax liability(1)	25	92
Other liabilities	20	64
Total liabilities held-for-sale	$49	$212
_______________________
(1)The Company is currently analyzing the tax impact of the sale transaction and has included preliminary numbers for the deferred tax liability, which are subject to further updates.
(2)The amounts for December 31, 2022 represent the carrying amounts of the portion of the Savory Solutions business and FSI business that were classified as held for sale. The Company completed the divestitures of the businesses on May 31, 2023 and August 1, 2023, respectively. Refer to Note 3 for additional information.

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
During the second quarter of 2023, the Company remeasured the fair value of contingent consideration obligations, and, as a result, recognized an expense of approximately $5 million presented in Selling and administrative expenses on the Consolidated Statements of Income (Loss) and Comprehensive Loss. Refer to Note 3 of the Company’s 2022 Form 10-K for additional information.

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
Our Scent segment creates fragrance compounds, fragrance ingredients and cosmetic ingredients that are integral elements in the world’s finest perfumes and best-known household and personal care products. Consumer insights science and creativity are at the heart of our Scent business, and, along with our unique portfolio of natural and synthetic ingredients, global footprint, innovative technologies and know-how, and customer intimacy, we believe these make us a market leader in scent products. The Scent segment is comprised of three business units: Fragrance Compounds, Fragrance Ingredients and Cosmetic Ingredients.
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
As a result of the triggering events, we assessed the fair value of the reporting units using the income approach. Under the income approach, we determined the fair value by using a discounted cash flow method at a rate of return that reflected the relative risk of the projected future cash flows of each reporting unit, as well as a terminal value. We used the most current actual and forecasted operating data available. Key estimates and assumptions used in these valuations include revenue growth rates, gross margins, EBITDA margins, terminal growth rates and discount rates. These estimates and assumptions were considered Level 3 inputs under the fair value hierarchy.
In performing the quantitative impairment test, we determined that the fair value of the Nourish and Pharma Solutions reporting units exceeded their carrying value, and determined that there was no impairment of goodwill relating to these reporting units. We determined that the carrying value of the Health & Biosciences reporting unit exceeded its fair value and recorded a goodwill impairment charge of $2.250 billion on the Consolidated Statements of Income (Loss) and Comprehensive Loss for the three and nine months ended September 30, 2022 (see Note 6 for additional information).
Impact of the Events in Israel
We maintain operations in Israel and, additionally, export products to customers in Israel from operations outside the region. We will continue to evaluate the current events and any potential impacts to our Consolidated Financial Statements.
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
For the year ended December 31, 2022, total sales to Russian customers were approximately 2% of total sales. For the three and nine months ended September 30, 2023, sales to Russian customers were approximately 1% of total sales.
For the year ended December 31, 2022, total sales to Ukrainian customers were less than 1% of total sales. For the three and nine months ended September 30, 2023, sales to Ukrainian customers were also less than 1% of total sales.
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
Financial Performance Overview
Sales
Sales in the third quarter of 2023 decreased $243 million, or 8% on a reported basis, to $2.820 billion compared to $3.063 billion in the 2022 period. On a currency neutral basis, sales in the third quarter of 2023 also decreased 8% compared to the 2022 period. The impact of exchange rate variations on net sales for the third quarter of 2023 was flat. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies. The decrease in sales was primarily driven by volume decreases across various businesses and the impact of the divestitures of the portion of the Savory Solutions business and FSI business (“change in business portfolio mix due to divestitures”), which was approximately $147 million, offset in part by price increases across all businesses.
Gross Profit
Gross profit in the third quarter of 2023 decreased $77 million, or 8% on a reported basis, to $924 million (32.8% of sales) compared to $1.001 billion (32.7% of sales) in the 2022 period. The decrease in gross profit was primarily driven by volume decreases, the change in business portfolio mix due to divestitures and unfavorable manufacturing absorption related to our inventory reduction program, offset in part by favorable net pricing across various businesses and productivity gains.

RESULTS OF OPERATIONS

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2023	2022		Change	2023	2022		Change
Net sales	$2,820	$3,063		(8)%	$8,776	$9,596		(9)%
Cost of goods sold	1,896	2,062		(8)%	5,955	6,314		(6)%
Gross profit	924	1,001		(8)%	2,821	3,282		(14)%
Research and development (R&D) expenses	157	145		8%	479	460		4%
Selling and administrative (S&A) expenses	444	413		8%	1,343	1,328		1%
Amortization of acquisition-related intangibles	170	182		(7)%	513	552		(7)%
Impairment of goodwill	—	2,250		(100)%	—	2,250		(100)%
Impairment of long-lived assets	—	—		NMF	—	120		(100)%
Restructuring and other charges	2	(4)		(150)%	61	5		NMF
Losses (gains) on sale of assets	1	—		NMF	(1)	(2)		(50)%
Operating profit (loss)	150	(1,985)		(108)%	426	(1,431)		(130)%
Interest expense	110	83		33%	337	232		45%
Other income, net	(19)	(33)		(42)%	(34)	(43)		(21)%
Income (loss) before taxes	59	(2,035)		(103)%	123	(1,620)		(108)%
Provision for income taxes	32	160		(80)%	77	220		(65)%
Net income (loss)	$27	$(2,195)		(101)%	$46	$(1,840)		(103)%
Net income attributable to non-controlling interests	2	2		—%	3	6		(50)%
Net income (loss) attributable to IFF shareholders	$25	$(2,197)		(101)%	$43	$(1,846)		(102)%
Net income (loss) per share - diluted	$0.10	$(8.60)		(101)%	$0.16	$(7.22)		(102)%
Gross margin	32.8%	32.7%	10	bps	32.1%	34.2%	(210)	bps
R&D as a percentage of sales	5.6%	4.7%	90	bps	5.5%	4.8%	70	bps
S&A as a percentage of sales	15.7%	13.5%	220	bps	15.3%	13.8%	150	bps
Operating margin	5.3%	(64.8)%		NMF	4.9%	(14.9)%		NMF
Effective tax rate	54.2%	(7.9)%		NMF	62.6%	(13.6)%		NMF
Segment net sales
Nourish	$1,449	$1,703		(15)%	$4,666	$5,252		(11)%
Health & Biosciences	518	512		1%	1,553	1,838		(16)%
Scent	615	591		4%	1,815	1,756		3%
Pharma Solutions	238	257		(7)%	742	750		(1)%
Consolidated	$2,820	$3,063			$8,776	$9,596
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

THIRD QUARTER 2023 IN COMPARISON TO THIRD QUARTER 2022
Sales
Sales for the third quarter of 2023 decreased $243 million, or 8% on a reported basis, to $2.820 billion compared to $3.063 billion in the prior year period. On a currency neutral basis, sales in the third quarter of 2023 also decreased 8% compared to the 2022 period. The impact of exchange rate variations on net sales for the third quarter of 2023 was flat. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies. The decrease in sales was primarily driven by volume decreases across various businesses and the change in business portfolio mix due to divestitures, with an impact of approximately $147 million, offset in part by price increases across all businesses.
Sales Performance by Segment

	% Change in Sales - Third Quarter 2023 vs. Third Quarter 2022
	Reported	Currency Neutral(1)
Nourish	-15%	-14%
Health & Biosciences	1%	2%
Scent	4%	4%
Pharma Solutions	-7%	-9%
Total	-8%	-8%
_______________________
(1)Currency neutral sales growth is calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
Nourish
Nourish sales in 2023 decreased $254 million, or 15% on a reported basis, to $1.449 billion compared to $1.703 billion in the prior year period. On a currency neutral basis, Nourish sales decreased 14% in 2023 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, performance in the Nourish operating segment was driven by volume decreases across all business units and divestiture of the portion of the Savory Solutions business, with an impact of approximately $131 million, offset in part by price increases across all business units.
Health & Biosciences
Health & Biosciences sales in 2023 increased $6 million, or 1% on a reported basis, to $518 million compared to $512 million in the prior year period. On a currency neutral basis, Health & Biosciences sales increased 2% in 2023 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, performance in the Health & Biosciences operating segment was driven by price increases across all business units, offset in part by volume decreases.
Scent
Scent sales in 2023 increased $24 million, or 4% on a reported basis, to $615 million compared to $591 million in the prior year period. On a currency neutral basis, Scent sales also increased 4% in 2023 compared to the prior year period as the impact of exchange rate variations was flat. Performance in the Scent operating segment was driven by price increases, primarily in the Fragrance Compounds business unit, and volume increases, offset in part by the divestiture of the FSI business, with an impact of approximately $16 million.
Pharma Solutions
Pharma Solutions sales in 2023 decreased $19 million, or 7% on a reported basis, to $238 million compared to $257 million in the prior year period. On a currency neutral basis, Pharma Solutions sales decreased 9% in 2023 compared to the prior year period as exchange rate variations had a favorable impact. In addition, performance in the Pharma Solutions operating segment was driven by volume decreases across all business units, offset in part by price increases.
Cost of Goods Sold
Cost of goods sold decreased $166 million to $1.896 billion (67.2% of sales) in the third quarter of 2023 compared to $2.062 billion (67.3% of sales) in the third quarter of 2022. The decrease in cost of goods sold was primarily driven by volume decreases in sales and the change in business portfolio mix due to divestitures, with an impact of approximately $102 million, offset in part by unfavorable manufacturing absorption related to our inventory reduction program.

Research and Development (R&D) Expenses
R&D expenses increased $12 million to $157 million (5.6% of sales) in the third quarter of 2023 compared to $145 million (4.7% of sales) in the third quarter of 2022. The increase in R&D expenses was primarily driven by higher operating expenses for R&D related activities, offset in part by the change in business portfolio mix due to divestitures.
Selling and Administrative (S&A) Expenses
S&A expenses increased $31 million to $444 million (15.7% of sales) in the third quarter of 2023 compared to $413 million (13.5% of sales) in the third quarter of 2022. The increase in S&A expenses was primarily driven by higher operating expenses for S&A related activities and legal fees incurred for the ongoing investigations of the fragrance businesses, offset in part by lower professional fees, including consulting costs, and the change in business portfolio mix due to divestitures.
Restructuring and Other Charges
Restructuring and other charges was an expense of $2 million in the third quarter of 2023 compared to a credit of $4 million in the third quarter of 2022. The increase was driven by a lease impairment charge incurred in the third quarter of 2023 compared to reversals of prior severance cost accruals, net of severance costs incurred in the prior year period (see Note 4 for additional information).
Amortization of Acquisition-Related Intangibles
Amortization expenses decreased to $170 million in the third quarter of 2023 compared to $182 million in the third quarter of 2022. The decrease in amortization expense was primarily driven by the reduction in intangible assets as a result of the change in business portfolio mix due to divestitures and intangible assets of the FSI business and Cosmetic Ingredients business being classified as “held for sale,” and therefore no longer recognizing amortization expense on those intangible assets. The FSI business was classified as held for sale up until August 1, 2023 when we completed the divestiture of the business (see Note 3, Note 6 and Note 18 for additional information).
Impairment of Goodwill
There was no impairment of goodwill in the third quarter of 2023. Impairment of goodwill was $2.250 billion in the third quarter of 2022, which was related to the Health & Biosciences reporting unit. See Note 1 and Note 6 for additional information.
Impairment of Long-Lived Assets
There was no impairment of long-lived assets in the third quarter of 2023 and 2022.
Interest Expense
Interest expense increased to $110 million in the third quarter of 2023 compared to $83 million in the third quarter of 2022. The increase in interest expense was due to higher interest rates on our cash pooling arrangements, draw downs of commercial paper and the outstanding Term Loan Facilities (see Note 8 for additional information). In addition, the increase was due to higher costs to participate in our factoring programs as a result of higher interest rates (see Note 1 for additional information).
Other Income, Net
Other income, net, was $19 million in the third quarter of 2023 compared to $33 million in the third quarter of 2022. The change of $14 million was primarily due to losses incurred from the divestiture of the FSI business (see Note 3 for additional information), compared to gains incurred from the divestiture of the Microbial Control business unit in the prior year period, and foreign exchange losses, compared to foreign exchange gains in the prior year period, offset in part by higher interest income.
Income Taxes
The effective tax rate for the three months ended September 30, 2023 was 54.2% compared to (7.9)% for the three months ended September 30, 2022. The quarter-over-quarter increase was primarily driven by tax expenses relating to business divestitures and changes in the mix of income and losses, some of which do not give rise to tax benefits due to valuation allowances in the three months ended September 30, 2023, compared to a goodwill impairment that was recorded in the prior year period.
Segment Adjusted Operating EBITDA Results by Business Unit
The Company uses Segment Adjusted Operating EBITDA for internal reporting and performance measurement purposes. Segment Adjusted Operating EBITDA is defined as Income Before Taxes before depreciation and amortization expense, interest expense, restructuring and other charges and certain items that are not related to recurring operations. Our determination of reportable segments was made on the basis of our strategic priorities within each segment and corresponds to the manner in which our Chief Operating Decision Maker reviews and evaluates operating performance to make decisions about resources to be allocated to the segment. In addition to our strategic priorities, segment reporting is also based on differences in the products and services we provide.

	Three Months Ended September 30,
(DOLLARS IN MILLIONS)	2023	2022
Segment Adjusted Operating EBITDA:
Nourish	$178	$287
Health & Biosciences	150	137
Scent	131	119
Pharma Solutions	47	69
Total	506	612
Depreciation & Amortization	(292)	(293)
Interest Expense	(110)	(83)
Other Income, net	19	33
Restructuring and Other Charges	(2)	4
Impairment of Goodwill	—	(2,250)
Acquisition, Divestiture and Integration Related Costs	(42)	(57)
Strategic Initiatives Costs	(6)	(1)
Regulatory Costs	(13)	—
Other	(1)	—
Income (Loss) Before Taxes	$59	$(2,035)
Segment Adjusted Operating EBITDA margin:
Nourish	12.3%	16.9%
Health & Biosciences	29.0%	26.8%
Scent	21.3%	20.1%
Pharma Solutions	19.7%	26.8%
Consolidated	17.9%	20.0%
Nourish Segment Adjusted Operating EBITDA
Nourish Segment Adjusted Operating EBITDA decreased $109 million, or 38% on a reported basis, to $178 million in the third quarter of 2023 (12.3% of segment sales) from $287 million (16.9% of segment sales) in the comparable 2022 period. On a currency neutral basis, Nourish Segment Adjusted Operating EBITDA decreased 31% in 2023 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, the performance was primarily driven by volume decreases, unfavorable manufacturing absorption related to our inventory reduction program and the impact of the divestiture of the portion of the Savory Solutions business, offset in part by favorable net pricing and productivity gains.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA increased $13 million, or 9% on a reported basis, to $150 million in the third quarter of 2023 (29.0% of segment sales) from $137 million (26.8% of segment sales) in the comparable 2022 period. On a currency neutral basis, Health & Biosciences Segment Adjusted Operating EBITDA increased 12% in 2023 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, the performance was primarily driven by favorable net pricing and productivity gains, offset in part by unfavorable manufacturing absorption related to our inventory reduction program.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA increased $12 million, or 10% on reported basis, to $131 million in the third quarter of 2023 (21.3% of segment sales) from $119 million (20.1% of segment sales) in the comparable 2022 period. On a currency neutral basis, Scent Segment Adjusted Operating EBITDA increased 14% in 2023 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, the performance was primarily driven by favorable net pricing, productivity gains and volume increases, offset in part by the impact of the divestiture of the FSI business.

Pharma Solutions Segment Adjusted Operating EBITDA
Pharma Solutions Segment Adjusted Operating EBITDA decreased $22 million, or 32% on a reported basis, to $47 million in the third quarter of 2023 (19.7% of segment sales) from $69 million (26.8% of segment sales) in the comparable 2022 period. On a currency neutral basis, Pharma Solutions Segment Adjusted Operating EBITDA decreased 34% in 2023 compared to the prior year period as exchange rate variations had a favorable impact. In addition, the performance was primarily driven by volume decreases, unfavorable manufacturing absorption and unfavorable net pricing, offset in part by productivity gains.

FIRST NINE MONTHS 2023 IN COMPARISON TO FIRST NINE MONTHS 2022
Sales
Sales for the first nine months of 2023 decreased $820 million, or 9% on a reported basis, to $8.776 billion compared to $9.596 billion in the 2022 period. On a currency neutral basis, sales for the first nine months of 2023 decreased 6% compared to the 2022 period. Exchange rate variations had an unfavorable impact on net sales in the first nine months of 2023 of 3%. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies. In addition, the decrease in sales was primarily driven by volume decreases across various businesses and the net impact of the divestitures of the Microbial Control business unit, portion of the Savory Solutions business and FSI business and the acquisition of Health Wright Products, Inc. (“net impact of the change in business portfolio mix”), which was approximately $424 million, offset in part by price increases across all businesses.
Sales Performance by Segment

	% Change in Sales - First Nine Months 2023 vs. First Nine Months 2022
	Reported	Currency Neutral(1)
Nourish	-11%	-9%
Health & Biosciences	-16%	-14%
Scent	3%	6%
Pharma Solutions	-1%	-1%
Total	-9%	-6%
_______________________
(1)Currency neutral sales growth is calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
Nourish
Nourish sales in 2023 decreased $586 million, or 11% on a reported basis, to $4.666 billion compared to $5.252 billion in the prior year period. On a currency neutral basis, Nourish sales decreased 9% in 2023 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, performance in the Nourish operating segment was driven by volume decreases across all business units and the divestiture of the portion of the Savory Solutions business, with an impact of approximately $180 million, offset in part by price increases across all business units.
Health & Biosciences
Health & Biosciences sales in 2023 decreased $285 million, or 16% on a reported basis, to $1.553 billion compared to $1.838 billion in the prior year period. On a currency neutral basis, Health & Biosciences sales decreased 14% in 2023 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, performance in the Health & Biosciences operating segment was driven by the net impact of the divestiture of the Microbial Control business unit and acquisition of Health Wright Products, Inc., which was approximately $228 million, and volume decreases across all business units, offset in part by price increases across all business units.
Scent
Scent sales in 2023 increased $59 million, or 3% on a reported basis, to $1.815 billion compared to $1.756 billion in the prior year period. On a currency neutral basis, Scent sales increased 6% in 2023 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, performance in the Scent operating segment was driven by price increases, primarily in the Fragrance Compounds and Fragrance Ingredients business units, and volume increases, offset in part by the divestiture of the FSI business, with an impact of approximately $16 million.

Pharma Solutions
Pharma Solutions sales in 2023 decreased $8 million, or 1% on a reported basis, to $742 million compared to $750 million in the prior year period. On a currency neutral basis, Pharma Solutions sales also decreased 1% in 2023 compared to the prior year period as the impact of exchange rate variations was flat. Performance in the Pharma Solutions operating segment was driven by volume decreases across all business units, offset in part by price increases across all business units.
Cost of Goods Sold
Cost of goods sold decreased $359 million to $5.955 billion (67.9% of sales) in the first nine months of 2023 compared to $6.314 billion (65.8% of sales) in the 2022 period. The decrease in cost of goods sold was primarily driven by volume decreases in sales and the net impact of the change in business portfolio mix, which was approximately $303 million, offset in part by unfavorable manufacturing absorption related to our inventory reduction program and a write-down of inventory related to Locust Bean Kernel (“LBK”) in Nourish.
Research and Development (R&D) Expenses
R&D expenses increased $19 million to $479 million (5.5% of sales) in the first nine months of 2023 compared to $460 million (4.8% of sales) in the 2022 period. The increase in R&D expenses was primarily driven by higher operating expenses for R&D related activities, offset in part by the net impact of the change in business portfolio mix.
Selling and Administrative (S&A) Expenses
S&A expenses increased $15 million to $1.343 billion (15.3% of sales) in the first nine months of 2023 compared to $1.328 billion (13.8% of sales) in the 2022 period. The increase in S&A expenses was primarily driven by higher operating expenses for S&A related activities and legal fees incurred for the ongoing investigations of the fragrance businesses, offset in part by lower professional fees, including consulting costs, and the net impact of the change in business portfolio mix.
Restructuring and Other Charges
Restructuring and other charges increased to $61 million in the first nine months of 2023 compared to $5 million in the 2022 period. The increase was driven by higher severance costs incurred as part of the 2023 Restructuring Program, net of reversals of prior severance cost accruals, in the first nine months of 2023 (see Note 4 for additional information).
Amortization of Acquisition-Related Intangibles
Amortization expenses decreased to $513 million in the first nine months of 2023 compared to $552 million in the 2022 period. The decrease in amortization expense was primarily driven by the reduction in intangible assets as a result of the change in business portfolio mix due to divestitures, divestiture of the Microbial Control business unit in 2022, an impairment of intangible assets of an asset group that operated primarily in Russia during 2022 and intangible assets of the portion of the Savory Solutions business, FSI business and Cosmetic Ingredients business being classified as “held for sale,” and therefore no longer recognizing amortization expense on those intangible assets. The portion of the Savory Solutions business and FSI business were classified as held for sale up until May 31, 2023 and August 1, 2023, respectively, when we completed the divestiture of the businesses (see Note 3, Note 6 and Note 18 for additional information). The decrease in amortization expense was offset in part by the impact of acquisitions of intangible assets from Health Wright Products, Inc.
Impairment of Goodwill
There was no impairment of goodwill in the first nine months of 2023. Impairment of goodwill was $2.250 billion in the first nine months of 2022, which was related to the Health & Biosciences reporting unit. See Note 1 and Note 6 for additional information.
Impairment of Long-Lived Assets
There was no impairment of long-lived assets in the first nine months of 2023. Impairment of long-lived assets was $120 million in the first nine months of 2022. The impairment charge was due to the uncertainties related to our operations in Russia and Ukraine and was allocated on a pro rata basis to intangible assets and property, plant and equipment (see Note 1, Note 5 and Note 6 for additional information).
Interest Expense
Interest expense increased to $337 million in the first nine months of 2023 compared to $232 million in the 2022 period. The increase in interest expense was due to higher interest rates on our cash pooling arrangements, draw downs of commercial paper and the outstanding Term Loan Facilities (see Note 8 for additional information). In addition, the increase was due to higher costs to participate in our factoring programs as a result of higher interest rates (see Note 1 for additional information).

Other Income, Net
Other income, net, was $34 million in the first nine months of 2023 compared to $43 million in the 2022 period. The change of $9 million was primarily due to foreign exchange losses, compared to foreign exchange gains in the prior year period, losses incurred from the divestiture of the portion of the Savory Solutions business, liquidation of a business in Russia for the sale of the portion of the Savory Solutions business and divestiture of the FSI business (see Note 3 for additional information), compared to gains incurred from the divestiture of the Microbial Control business unit in the prior year period, offset in part by higher interest income and the gain resulting from the completion of the China facility relocation (see Note 16 for additional information).
Income Taxes
The effective tax rate for the nine months ended September 30, 2023 was 62.6% compared to (13.6)% for the nine months ended September 30, 2022. The year-over-year increase was primarily driven by tax expenses relating to business divestitures and changes in the mix of income and losses, some of which do not give rise to tax benefits due to valuation allowances in the nine months ended September 30, 2023, compared to a goodwill impairment that was recorded in the prior year period.
Segment Adjusted Operating EBITDA Results by Business Unit
The Company uses Segment Adjusted Operating EBITDA for internal reporting and performance measurement purposes. Segment Adjusted Operating EBITDA is defined as Income Before Taxes before depreciation and amortization expense, interest expense, restructuring and other charges and certain items that are not related to recurring operations. Our determination of reportable segments was made on the basis of our strategic priorities within each segment and corresponds to the manner in which our Chief Operating Decision Maker reviews and evaluates operating performance to make decisions about resources to be allocated to the segment. In addition to our strategic priorities, segment reporting is also based on differences in the products and services we provide.

	Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2023	2022
Segment Adjusted Operating EBITDA:
Nourish	$567	$981
Health & Biosciences	426	513
Scent	353	328
Pharma Solutions	173	192
Total	1,519	2,014
Depreciation & Amortization	(855)	(897)
Interest Expense	(337)	(232)
Other Income, net	34	43
Restructuring and Other Charges	(61)	(5)
Impairment of Goodwill	—	(2,250)
Impairment of Long-Lived Assets	—	(120)
Acquisition, Divestiture and Integration Related Costs	(118)	(167)
Strategic Initiatives Costs	(28)	(1)
Regulatory Costs	(32)	—
Other	1	(5)
Income (Loss) Before Taxes	$123	$(1,620)
Segment Adjusted Operating EBITDA margin:
Nourish	12.2%	18.7%
Health & Biosciences	27.4%	27.9%
Scent	19.4%	18.7%
Pharma Solutions	23.3%	25.6%
Consolidated	17.3%	21.0%

Nourish Segment Adjusted Operating EBITDA
Nourish Segment Adjusted Operating EBITDA decreased $414 million, or 42% on a reported basis, to $567 million in the first nine months of 2023 (12.2% of segment sales) from $981 million (18.7% of segment sales) in the comparable 2022 period. On a currency neutral basis, Nourish Segment Adjusted Operating EBITDA decreased 34% in 2023 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, the performance was primarily driven by volume decreases, unfavorable manufacturing absorption related to our inventory reduction program, a write-down of inventory related to LBK and the impact of the divestiture of the portion of the Savory Solutions business, offset in part by favorable net pricing and productivity gains.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA decreased $87 million, or 17% on a reported basis, to $426 million in the first nine months of 2023 (27.4% of segment sales) from $513 million (27.9% of segment sales) in the comparable 2022 period. On a currency neutral basis, Health & Biosciences Segment Adjusted Operating EBITDA decreased 14% in 2023 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, the performance was primarily driven by volume decreases, the net impact of the divestiture of the Microbial Control business unit and acquisition of Health Wright Products, Inc. and unfavorable manufacturing absorption related to our inventory reduction program, offset in part by favorable net pricing and productivity gains.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA increased $25 million, or 8% on a reported basis, to $353 million in the first nine months of 2023 (19.4% of segment sales) from $328 million (18.7% of segment sales) in the comparable 2022 period. On a currency neutral basis, Scent Segment Adjusted Operating EBITDA increased 17% in 2023 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, the performance was primarily driven by favorable net pricing, productivity gains and volume increases, offset in part by the impact of the divestiture of the FSI business.
Pharma Solutions Segment Adjusted Operating EBITDA
Pharma Solutions Segment Adjusted Operating EBITDA decreased $19 million, or 10% on a reported basis, to $173 million in the first nine months of 2023 (23.3% of segment sales) from $192 million (25.6% of segment sales) in the comparable 2022 period. On a currency neutral basis, Pharma Solutions Segment Adjusted Operating EBITDA decreased 9% in 2023 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, the performance was primarily driven by volume decreases and unfavorable manufacturing absorption related to our inventory reduction program, offset in part by favorable net pricing and productivity gains.

Liquidity
Cash and Cash Equivalents
We had cash and cash equivalents of $652 million, inclusive of $23 million currently in Assets held for sale on the Consolidated Balance Sheets, at September 30, 2023 compared to $535 million, inclusive of $52 million in Assets held for sale on the Consolidated Balance Sheets, at December 31, 2022 and of this balance, a portion was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate cash from our non-U.S. subsidiaries to fund financial obligations in the U.S. As we repatriate these funds to the U.S. we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of September 30, 2023, we had a deferred tax liability of approximately $153 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
Cash Flows Provided By Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2023 was $795 million, or 9.1% of sales, compared to $189 million, or 2.0% of sales, for the nine months ended September 30, 2022. The increase in cash flows from operating activities during 2023 was primarily driven by the decrease in working capital, largely related to inventories and accounts receivable, offset in part by accrued expenses, accounts payable and lower cash earnings, excluding the impact of non-cash adjustments.

Cash Flows Provided By Investing Activities
Cash flows provided by investing activities for the nine months ended September 30, 2023 was $638 million compared to $887 million in the prior year period. The decrease in cash flows from investing activities was primarily driven by the net impact of the change in net proceeds received from business divestitures, unwinding of derivative instruments and cash paid for acquisitions, net of cash received, offset by higher proceeds from disposal of assets.
We have evaluated and re-prioritized our capital projects and expect that capital spending in 2023 will be approximately 4.1% of sales (net of potential grants and other reimbursements from government authorities), in line with 4.1% in 2022.
Cash Flows Used In Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2023 was $1.293 billion compared to $1.087 billion in the prior year period. The increase in cash flows used in financing activities was primarily driven by repayments of short-term debt, higher net repayments of commercial paper and higher repayments of long-term debt.
We paid dividends totaling $619 million in the 2023 period. We declared a cash dividend per share of $0.81 in the third quarter of 2023 that was paid on October 5, 2023 to all shareholders of record as of September 22, 2023.
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
Term Loans and Revolving Credit Facility
The Credit Agreements contain various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including the requirement for us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to credit adjusted EBITDA in respect of the previous 12-month period. On March 23, 2023, we entered into Term Loan Amendment No. 3, Term Loan Amendment No. 4, Revolver Amendment No. 2 and Revolver Amendment No. 3. On September 19, 2023, we entered into Term Loan Amendment No. 5 and Revolver Amendment No. 4.
Term Loan Amendment No. 3 and Revolver Amendment No. 2, among other things, extended the period during which certain relief was provided with respect to the financial covenant contained in the Existing Term Loan Credit Agreement and the Existing Revolving Credit Agreement, respectively, which have been superseded by Term Loan Amendment No. 5 and Revolver Amendment No. 4.
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

Term Loan Amendment No. 5 and Revolver Amendment No. 4, among other things, extend the period during which a Term Loan Covenant Relief Period and Revolver Covenant Relief Period are provided with respect to the financial covenant contained in the Existing Term Loan Credit Agreement and the Existing Revolving Credit Agreement, respectively, through December 31, 2025, or such earlier date on which the Company elects to terminate such period, by providing that during the Term Loan Covenant Relief Period and Revolver Covenant Relief Period, our consolidated leverage ratio shall not exceed as of the end of the fiscal quarter for the period of the four fiscal quarters then ended: (i) 5.25x for any fiscal quarter ending on or before March 31, 2024, (ii) 4.75x for the fiscal quarter ending June 30, 2024, (iii) 4.50x for the fiscal quarter ending September 30, 2024, (iv) 4.25x for any subsequent fiscal quarter ending on or before March 31, 2025, (v) 4.00x for any subsequent fiscal quarter ending on or before September 30, 2025 and (vi) 3.75x for the fiscal quarter ending December 31, 2025. During the Term Loan Covenant Relief Period and the Revolver Covenant Relief Period, Term Loan Amendment No. 5 and Revolver Amendment No. 4 prohibit (i) the Company from declaring and paying dividends in cash on common stock in excess of $0.81 per share per fiscal quarter (for an aggregate amount of $3.24 per fiscal year) and (ii) the Loan Parties from creating liens to secure debt in excess of the greater of $300 million and 3.65% of Consolidated Net Tangible Assets (as defined in the Revolving Credit Agreement), in each case subject to certain exceptions set forth therein. See Note 8 for additional information on the amendments to the Credit Agreements.
As of September 30, 2023, we had no outstanding borrowings under our $2.000 billion Revolving Credit Facility.
The amount that we are able to draw down under the Revolving Credit Facility is limited by financial covenants as described in more detail below. As of September 30, 2023, our draw down capacity was $1.447 billion under the Revolving Credit Facility.
Refer to Note 8 of this Form 10-Q and Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 9 of our 2022 Form 10-K, filed on February 27, 2023 with the SEC, for additional information.
Debt Covenants
At September 30, 2023, we were in compliance with all financial and other covenants, including the net debt to credit adjusted EBITDA(1) ratio. At September 30, 2023, our net debt to credit adjusted EBITDA(1) ratio was 4.57 to 1.0 as defined by the credit facility agreements, which is below the relevant level provided by our financial covenants of existing outstanding debt. The most comparable GAAP measure is the total debt to net income ratio, which was 573.61 to 1.0 at September 30, 2023.
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

(DOLLARS IN MILLIONS)	Twelve Months Ended September 30, 2023
Net income	$18
Interest expense	441
Income taxes	96
Depreciation and amortization	1,137
Specified items(1)	294
Non-cash items(2)	132
Credit Adjusted EBITDA	$2,118
_______________________
(1)Specified items consisted of restructuring and other charges, acquisition, divestiture and integration related costs, strategic initiatives costs, regulatory costs and other costs that are not related to recurring operations.
(2)Non-cash items consisted of gains on sale of assets, losses on business disposals, gain on China facility relocation, write-down of inventory related to LBK and stock-based compensation.

(DOLLARS IN MILLIONS)	September 30, 2023
Total debt(1)	$10,325
Adjustments:
Cash and cash equivalents(2)	652
Net debt	$9,673
_______________________
(1)Total debt used for the calculation of net debt consisted of short-term debt, long-term debt, short-term finance lease obligations and long-term finance lease obligations.
(2)Cash and cash equivalents included approximately $23 million currently in Assets held for sale on the Consolidated Balance Sheets.
Senior Notes
As of September 30, 2023, we had $9.015 billion aggregate principal amount outstanding in senior unsecured notes, with $1.365 billion principal amount denominated in EUR and $7.650 billion principal amount denominated in USD, which includes the N&B Senior Notes assumed as a result of the Merger with N&B. The notes bear effective interest rates ranging from 1.22% per year to 5.12% per year, with maturities from March 14, 2024 to December 1, 2050. See Note 8 for additional information.
Contractual Obligations
We expect to contribute a total of $5 million to our U.S. pension plans and a total of $32 million to our non-U.S. pension plans during 2023. During the nine months ended September 30, 2023, there were no contributions made to the qualified U.S. pension plans, $22 million of contributions were made to the non-U.S. pension plans, and $3 million of benefit payments were made with respect to our non-qualified U.S. pension plan. We also expect to contribute $3 million to our postretirement benefits other than pension plans during 2023. During the nine months ended September 30, 2023, $2 million of contributions were made to postretirement benefits other than pension plans.
As discussed in Note 16 to the Consolidated Financial Statements, at September 30, 2023, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances, these arrangements are not reasonably likely to have a material impact on our consolidated financial condition, results of operations or cash flows.

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
Adjusted operating EBITDA and adjusted operating EBITDA margin exclude depreciation and amortization expense, interest expense, other income (expense), net, restructuring and other charges and certain items unrelated to recurring operations such as impairment of goodwill, impairment of long-lived assets, acquisition, divestiture and integration related costs, strategic initiatives costs, regulatory costs and other costs that are not related to recurring operations.
Net debt to credit adjusted EBITDA is the leverage ratio used in our credit agreement and defined as net debt divided by credit adjusted EBITDA. However, as credit adjusted EBITDA for these purposes was calculated in accordance with the provisions of the credit agreement, it may differ from the calculation used for adjusted operating EBITDA.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
Statements in this Form 10-Q, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations and include statements concerning (i) the expected impact of global supply chain challenges; (ii) expectations regarding sales and profit for the fiscal year 2023, including the impact of foreign exchange, pricing actions, raw materials, energy, sourcing, logistics and manufacturing costs; (iii) expectations of the impact of inflationary pressures and the pricing actions to offset exposure to such impacts; (iv) the impact of high input costs, including commodities, raw materials, transportation and energy; (v) our ability to drive cost discipline measures and the ability to recover margin to pre-inflation levels; (vi) expectations regarding the implementation of our refreshed growth-focused strategy and expectations around our business divestitures and the progress of our portfolio optimization strategy (including the sale process for our Cosmetic Ingredients business), through non-core business divestitures and acquisitions; (vii) the ongoing impact of COVID-19 and our plans to respond to its global implications; (viii) the success of our integration efforts, following the N&B Transaction, and ability to deliver on our synergy commitments as well as future opportunities for the combined company; (ix) the success of the optimization of our portfolio; (x) the impact of global economic uncertainty and recessionary pressures on demand for consumer products; (xi) the growth potential of the markets in which we operate, including the emerging markets, (xii) expected capital expenditures in 2023; (xiii) the expected costs and benefits of our ongoing optimization of our manufacturing operations, including the expected number of closings; (xiv) expected cash flow and availability of capital resources to fund our operations and meet our debt service requirements; (xv) our ability to enhance our innovation efforts, drive cost efficiencies and execute on specific consumer trends and demands; (xvi) our strategic investments in capacity and increasing inventory to drive improved profitability; and (xvii) our ability to continue to generate value for, and return cash to, our shareholders. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “intend”, “outlook”, “may”, “estimate”, “should”, “predict” and similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:
•inflationary trends, including in the price of our input costs, such as raw materials, transportation and energy;
•supply chain disruptions, geopolitical developments, including the Russia-Ukraine war, the Israel-Hamas war, or climate-change related events (including severe weather events) that may affect our suppliers or procurement of raw materials;
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

•disruption in the development, manufacture, distribution or sale of our products from natural disasters (such as the COVID-19 pandemic), public health crises, international conflicts (such as the Russia-Ukraine war or the Israel-Hamas war), terrorist acts, labor strikes, political or economic crises (such as the uncertainty related to protracted U.S. federal debt ceiling negotiations), accidents and similar events;
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
We use derivative instruments as part of our interest rate risk management strategy. We have entered into certain cross currency swap agreements in order to mitigate a portion of our net European investments from foreign currency risk. As of September 30, 2023, these swaps were in a liability position with an aggregate fair value of $89 million. Based on a hypothetical decrease or increase of 10% in the value of the U.S. dollar against the Euro, the estimated fair value of our cross currency swaps would change by approximately $139 million.

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
(b) Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
From time to time we are involved in a number of legal claims, disputes, regulatory investigations and litigation, including claims, disputes, investigations or litigation related to intellectual property, product liability, competition and antitrust, environmental matters and indirect taxes. For instance, product liability claims may arise due to the fact that we supply products to the food and beverage, functional food, pharma/nutraceutical and personal care industries. Our manufacturing and other facilities may expose us to environmental claims and regulatory investigations and potential fines. In addition, and as further described in our consolidated financial statements, we are subject to antitrust and competition investigations in the United States and Europe as well as class action lawsuits against us and certain of our competitors in the United States and Canada, alleging violations of antitrust laws and related claims. We may face additional civil suits, in the United States or elsewhere, relating to such alleged conduct. At this time, we are unable to predict or determine the scope, duration or outcome of these investigations. Our results of operations, liquidity or financial condition could be adversely impacted by unfavorable outcomes in these or other pending or future claims, disputes, investigations or litigation.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “10b5-1 trading arrangement”) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.

10.1
Amendment No. 5 to Term Loan Credit Agreement, dated as of September 19, 2023, among International Flavors & Fragrances Inc., as borrower, the lenders signatory thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.

10.2
Amendment No. 4 to Third Amended & Restated Revolving Credit Agreement, dated as of September 19, 2023, among International Flavors & Fragrances Inc., International Flavors & Fragrances (Nederland) Holdings B.V. and International Flavors & Fragrances I.F.F. (Nederland) B.V., as borrowers, the lenders signatory thereto and Citibank, N.A., as administrative agent.

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

Dated:	November 8, 2023	By:	/s/ Frank Clyburn
Frank Clyburn
Chief Executive Officer and Director (Principal Executive Officer)

Dated:	November 8, 2023	By:	/s/ Glenn Richter
Glenn Richter
Executive Vice President and Chief Financial & Business Transformation Officer (Principal Financial Officer)

Dated:	November 8, 2023	By:	/s/ Beril Yildiz
Beril Yildiz
Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)