Form 10-Q
period 2024-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2024-05-06
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No  ☑
Number of shares of common stock outstanding as of April 29, 2024: 255,350,544

INTERNATIONAL FLAVORS & FRAGRANCES INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended
	March 31,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2024	2023
Net sales	$2,899	$3,027
Cost of goods sold	1,875	2,063
Gross profit	1,024	964
Research and development expenses	166	161
Selling and administrative expenses	490	454
Amortization of acquisition-related intangibles	168	171
Restructuring and other charges	3	52
Gains on sale of assets	(2)	(5)
Operating profit	199	131
Interest expense	83	100
Other expense, net	1	17
Income before taxes	115	14
Provision for income taxes	54	22
Net income (loss)	61	(8)
Net income attributable to non-controlling interests	1	1
Net income (loss) attributable to IFF shareholders	$60	$(9)

Net income (loss) per share - basic	$0.23	$(0.04)
Net income (loss) per share - diluted	$0.23	$(0.04)
Average number of shares outstanding - basic	255	255
Average number of shares outstanding - diluted	256	255

Statements of Comprehensive (Loss) Income
Net income (loss)	$61	$(8)
Other comprehensive (loss) income, after tax:
Foreign currency translation adjustments	(293)	284
Losses on derivatives qualifying as hedges	(7)	—
Pension and postretirement liability adjustment	5	(2)
Other comprehensive (loss) income	(295)	282
Comprehensive (loss) income	(234)	274
Comprehensive income attributable to non-controlling interests	1	1
Comprehensive (loss) income attributable to IFF shareholders	$(235)	$273

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(DOLLARS IN MILLIONS)	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$732	$703
Restricted cash	7	6
Trade receivables (net of allowances of $37 and $52, respectively)	1,977	1,726
Inventories	2,411	2,477
Assets held for sale	509	506
Prepaid expenses and other current assets	771	875
Total Current Assets	6,407	6,293
Property, plant and equipment, net	4,145	4,240
Goodwill	10,538	10,635
Other intangible assets, net	8,116	8,357
Operating lease right-of-use assets	699	689
Other assets	737	764
Total Assets	$30,642	$30,978
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings, overdrafts, and current portion of long-term debt	$312	$885
Commercial paper	836	—
Accounts payable	1,346	1,378
Accrued payroll and bonus	222	265
Dividends payable	102	207
Liabilities held for sale	46	46
Other current liabilities	956	977
Total Current Liabilities	3,820	3,758
Other Liabilities:
Long-term debt	9,150	9,186
Retirement liabilities	252	253
Deferred income taxes	1,916	1,937
Operating lease liabilities	651	642
Other liabilities	527	560
Total Other Liabilities	12,496	12,578
Commitments and Contingencies (Note 18)
Shareholders’ Equity:
Common stock $0.125 par value; 500,000,000 shares authorized; 275,726,629 shares issued as of March 31, 2024 and December 31, 2023; and 255,319,533 and 255,288,535 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	35	35
Capital in excess of par value	19,889	19,874
Accumulated deficit	(2,481)	(2,439)
Accumulated other comprehensive loss	(2,191)	(1,896)
Treasury stock, at cost (20,407,096 and 20,438,094 shares as of March 31, 2024 and December 31, 2023, respectively)	(961)	(963)
Total Shareholders’ Equity	14,291	14,611
Non-controlling interests	35	31
Total Shareholders’ Equity including Non-controlling interests	14,326	14,642
Total Liabilities and Shareholders’ Equity	$30,642	$30,978
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2024	2023
Cash flows from operating activities:
Net income (loss)	$61	$(8)
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	278	276
Deferred income taxes	(9)	(28)
Gains on sale of assets	(2)	(5)
Losses on business divestitures	—	14
Stock-based compensation	18	12
Pension contributions	(7)	(7)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(290)	(63)
Inventories	34	219
Accounts payable	83	(144)
Accruals for incentive compensation	(46)	(70)
Other current payables and accrued expenses	(28)	(51)
Other assets/liabilities, net	7	(18)
Net cash provided by operating activities	99	127
Cash flows from investing activities:
Additions to property, plant and equipment	(118)	(175)
Proceeds from disposal of assets	3	7
Net proceeds received from business divestitures	37	1
Net cash used in investing activities	(78)	(167)
Cash flows from financing activities:
Cash dividends paid to shareholders	(207)	(206)
Increase (decrease) in revolving credit facility and short-term borrowings	250	(100)
Net borrowings of commercial paper (maturities less than three months)	833	393
Deferred financing costs	—	(2)
Repayments of long-term debt	(833)	—
Employee withholding taxes paid	(1)	(6)
Other, net	(2)	(1)
Net cash provided by financing activities	40	78
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25)	27
Net change in cash, cash equivalents and restricted cash	36	65
Cash, cash equivalents and restricted cash at beginning of year	735	552
Cash, cash equivalents and restricted cash at end of period	$771	$617
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$61	$66
Income taxes paid, net	53	227
Accrued capital expenditures	53	71
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2023	275,726,629	$35	$19,841	$955	$(2,198)	(20,758,166)	$(978)	$30	$17,685
Net (loss) income				(9)				1	(8)
Cumulative translation adjustment					284				284
Pension liability and postretirement adjustment; net of tax of $0					(2)				(2)
Cash dividends declared ($0.81 per share)				(207)					(207)
Stock options/SSARs			(5)			55,617	3		(2)
Vested restricted stock units and awards			(4)			43,396	2		(2)
Stock-based compensation			12						12
Other								1	1
Balance at March 31, 2023	275,726,629	$35	$19,844	$739	$(1,916)	(20,659,153)	$(973)	$32	$17,761

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2024	275,726,629	$35	$19,874	$(2,439)	$(1,896)	(20,438,094)	$(963)	$31	$14,642
Net income				60				1	61
Cumulative translation adjustment					(293)				(293)
Losses on derivatives qualifying as hedges; net of tax of $0					(7)				(7)
Pension liability and postretirement adjustment; net of tax of $0					5				5
Cash dividends declared ($0.40 per share)				(102)					(102)
Stock options/SSARs			(2)			24,253	1		(1)
Vested restricted stock units and awards			(1)			6,745	1		—
Stock-based compensation			18						18
Other								3	3
Balance at March 31, 2024	275,726,629	$35	$19,889	$(2,481)	$(2,191)	(20,407,096)	$(961)	$35	$14,326

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
Basis of Presentation
The accompanying interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the related notes included in our 2023 Annual Report on Form 10-K (“2023 Form 10-K”), filed on February 28, 2024 with the Securities and Exchange Commission (“SEC”).
The interim Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and with the rules and regulations for reporting on Form 10-Q, and are unaudited. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP in the United States of America have been condensed or omitted, if not materially different from the 2023 Form 10-K. The year-end balance sheet data included in this Form 10-Q was derived from the audited financial statements. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim Consolidated Financial Statements, have been made.
Correction of Prior Year Consolidated Financial Statements
In the first quarter of 2024, the Company revised Interest expense from $111 million to $100 million and Other expense, net from $6 million to $17 million on its Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income for the three months ended March 31, 2023. This reflects certain adjustments made to interest expense associated with the Company’s cash pooling arrangements. The Company also adjusted the disclosure of its total receivables factored for the three months ended March 31, 2023 from $445 million to $402 million. The impacts of these corrections are also presented in the related footnotes.
Use of Estimates
The preparation of financial statements requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The inputs into the Company’s judgments and estimates take into account the ongoing global current events and adverse macroeconomic impacts on our critical and significant accounting estimates, including estimates associated with future cash flows that are used in assessing the risk of impairment of certain assets. Actual results could differ from those estimates.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash reported in the Company’s balance sheet as of March 31, 2024, December 31, 2023, March 31, 2023 and December 31, 2022 were as follows:

(DOLLARS IN MILLIONS)	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
Current assets
Cash and cash equivalents	$732	$703	$590	$483
Cash and cash equivalents included in Assets held for sale	32	26	4	52
Restricted cash	7	6	16	10
Non-current assets
Restricted cash included in Other assets	—	—	7	7
Cash, cash equivalents and restricted cash	$771	$735	$617	$552

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
The Company sold a total of approximately $406 million and $402 million of receivables under the Company’s own factoring agreements and customer sponsored factoring agreements for the three months ended March 31, 2024 and 2023, respectively. The cost of participating in these programs was approximately $6 million and $5 million for the three months ended March 31, 2024 and 2023, respectively. These costs are included as a component of interest expense. Under the Company’s own factoring agreements for which the Company has continued responsibility to collect receivables and provide to its sponsor, it sold approximately $191 million and $197 million of receivables for the three months ended March 31, 2024 and 2023, respectively. The outstanding principal amounts of receivables under the Company’s own factoring agreements amounted to approximately $178 million and $196 million as of March 31, 2024 and December 31, 2023, respectively. The proceeds from the sales of receivables are included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows.
Expected Credit Losses
As of March 31, 2024, the Company reported $1.977 billion of trade receivables, net of allowances of $37 million. Based on the aging analysis as of March 31, 2024, approximately 1% of the Company’s accounts receivable were past due by over 365 days based on the payment terms of the invoice.
The following is a roll-forward of the Company’s allowances for bad debts for the three months ended March 31, 2024:

(DOLLARS IN MILLIONS)	Allowances for Bad Debts
Balance at January 1, 2024	$52
Bad debt expense (reversals)(1)	(5)
Write-offs	(9)
Foreign exchange	(1)
Balance at March 31, 2024	$37
_______________________
(1)Included approximately $7 million of reversals of allowances on receivables from certain customers in Egypt. The Company will continue to evaluate its credit exposure related to Egypt.
Inventories
Inventories are stated at the lower of cost (on a weighted-average basis) or net realizable value. The Company’s inventories consisted of the following:

(DOLLARS IN MILLIONS)	March 31, 2024	December 31, 2023
Raw materials	$728	$779
Work in process	432	406
Finished goods	1,251	1,292
Total	$2,411	$2,477
Supply Chain Financing Program
In the fourth quarter of 2023, the Company entered into a supply chain financing (“SCF”) program. The SCF program is expected to be available to U.S. based suppliers starting in the second half of 2024. The Company makes continuous efforts to improve working capital efficiency and has worked with suppliers to optimize payment terms and conditions. The Company’s current payment terms with a majority of suppliers generally range from 0 to 180 days, which is deemed to be commercially reasonable. The Company’s SCF program is voluntary and will allow its suppliers to elect to sell the receivables owed to them by the Company to a third-party financial institution. The suppliers, at their own discretion, will determine the invoices they want to sell and directly negotiate the arrangements with the participating third-party financial institution. Supplier participation in the program is solely the decision of the supplier and has no bearing on the Company’s payment terms and amounts due with the supplier. The Company’s responsibility will be limited to making payments based upon the agreed contractual terms and arrangements. The Company will not provide any form of guarantees under the SCF program and will have no economic interest in the suppliers’ decision to participate in the SCF program. Amounts due to suppliers that elect to participate in the SCF program will be included in Accounts payable on the Consolidated Balance Sheets. The Company, or the third-party financial institution, may choose to terminate the agreement of the SCF program at any time upon 30 days’ prior written notice. The third-party financial institution may also terminate the agreement of the SCF program at any time upon three business days’ prior written notice in the event there are insufficient funds available for disbursements. As of March 31, 2024 and December 31, 2023, there were no amounts outstanding related to suppliers’ participation in the SCF program.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU was issued to further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that this guidance will have on its income tax disclosures.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The ASU intends to improve reportable segment disclosure requirements, primarily through enhanced disclosures of significant segment expenses that are regularly provided to the Chief Operating Decision Maker and included within segment profit and loss. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on its reportable segment disclosures.

NOTE 2. NET INCOME (LOSS) PER SHARE
A reconciliation of the shares used in the computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended March 31,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2024	2023
Net Income (Loss)
Net income (loss) available to IFF shareholders	$60	$(9)
Shares
Weighted average common shares outstanding (basic)	255	255
Adjustment for assumed dilution:
Stock options and restricted stock awards	1	—
Weighted average shares assuming dilution (diluted)	256	255

Net Income (Loss) per Share
Net income (loss) per share - basic(1)	$0.23	$(0.04)
Net income (loss) per share - diluted	0.23	(0.04)
_______________________
(1)For the three months ended March 31, 2024, the basic net income per share cannot be recalculated based on the information presented in the table above due to rounding.
The Company declared a quarterly dividend to its shareholders of $0.40 and $0.81 per share for the three months ended March 31, 2024 and 2023, respectively.
There were approximately 0.3 million potentially dilutive securities excluded from the computation of diluted net loss per share for the three months ended March 31, 2023 because there was a net loss attributable to IFF for the period and, as such, the inclusion of these securities would have been anti-dilutive.
For the three months ended March 31, 2024, there were approximately 0.3 million share equivalents that had an anti-dilutive effect and therefore were excluded from the computation of diluted net income per share in the period. For the three months ended March 31, 2023, there were approximately 0.4 million share equivalents that had an anti-dilutive effect and therefore were excluded from the computation of diluted net loss per share in the period.
The Company has issued shares of Purchased Restricted Stock Units (“PRSUs”) which contain rights to non-forfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method.

The Company did not present the two-class method since there was no difference between basic net income (loss) per share for both unrestricted common shareholders and PRSU shareholders for the three months ended March 31, 2024 and 2023. The difference between diluted net income per share for both unrestricted common shareholders and PRSU shareholders for the three months ended March 31, 2024 was less than $0.01 per share. There was no difference between diluted net loss per share for both unrestricted common shareholders and PRSU shareholders for the three months ended March 31, 2023. In addition, the number of PRSUs outstanding as of March 31, 2024 and 2023 was not material. Net income (loss) allocated to such PRSUs was not material for the three months ended March 31, 2024 and 2023.

NOTE 3. BUSINESS DIVESTITURES
Liquidation of a Business in Russia
As part of the liquidation of a business in Russia for the sale of the portion of the Savory Solutions business, the Company recognized a pre-tax loss of approximately $10 million presented in the Other expense, net, and tax benefits of approximately $2 million presented in Provision for income taxes on the Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income for the three months ended March 31, 2023.
Divestiture of the Pharma Solutions Business
On March 19, 2024, the Company announced the sale process and entered into an agreement to sell its Pharma Solutions business, for a value of up to $2.85 billion, that is primarily made up of businesses within the Company’s existing Pharma Solutions reportable operating segment, with some adjustments to the perimeter of the transaction designed to align customers, businesses and the manufacturing footprint. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2025.
Divestiture of the Cosmetic Ingredients Business
The Company completed the divestiture of its Cosmetic Ingredients business on April 2, 2024. Upon closing, the Company received gross cash proceeds of approximately $841 million from the buyer, adjusted for the preliminary estimates of certain closing adjustments. Finalization of such closing adjustments may result in additional cash receipt from or payment to the buyer.

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
N&B Merger Restructuring Liability
For the three months ended March 31, 2024, the Company had approximately $2 million of charges related to a lease impairment. Since the inception of the restructuring activities, there have been a total of approximately 215 headcount reductions and the Company has expensed approximately $49 million. As of December 31, 2023, the restructuring activities were completed related to employee exits. The Company continues to evaluate its owned and leased properties following the combination of IFF and DuPont de Nemours, Inc’s nutrition and biosciences business (“Merger with N&B”) and may incur additional costs to further consolidate its footprint.
2023 Restructuring Program
In December 2022, the Company announced a restructuring program mainly related to headcount reduction to improve its organizational and operating structure, drive efficiencies and achieve cost savings. For the three months ended March 31, 2024, the Company incurred approximately $1 million of charges related to severance. Since the inception of the restructuring program, the Company has expensed approximately $71 million and there have been a total of approximately 670 actual and planned headcount reductions.

Changes in Restructuring Liabilities
Changes in restructuring liabilities during the three months ended March 31, 2024 were as follows:

(DOLLARS IN MILLIONS)	Balance at January 1, 2024	Additional Charges (Reversals), Net	Non-Cash Charges	Cash Payments	Balance at March 31, 2024
N&B Merger Restructuring Liability
Other	$—	$2	$(2)	$—	$—
2023 Restructuring Program
Severance	14	1	—	(12)	3
Total Restructuring and other charges	$14	$3	$(2)	$(12)	$3
Restructuring liabilities are presented in “Other current liabilities” on the Consolidated Balance Sheets.
Charges by Segment
The following table summarizes the total amount of costs incurred in connection with the restructuring programs and activities by segment:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2024	2023
Nourish	$2	$30
Health & Biosciences	1	10
Scent	—	10
Pharma Solutions	—	2
Total Restructuring and other charges	$3	$52

NOTE 5.    STOCK COMPENSATION PLANS
The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include PRSUs, Restricted Stock Units (“RSUs”), Stock-Settled Appreciation Rights (“SSARs”) and Long-Term Incentive Plan awards. Liability-based awards outstanding under the plans are cash-settled RSUs.
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2024	2023
Equity-based awards	$18	$12
Liability-based awards	1	—
Total stock-based compensation expense	19	12
Less: Tax benefit	(4)	(2)
Total stock-based compensation expense, after tax	$15	$10
As of March 31, 2024, there was approximately $64 million of total unrecognized compensation cost related to non-vested awards granted under the equity incentive plans.

NOTE 6. SEGMENT INFORMATION
The Company is organized into four reportable operating segments: Nourish, Health & Biosciences, Scent and Pharma Solutions.

Reportable segment information was as follows:

	Three Months Ended
	March 31,
(DOLLARS IN MILLIONS)	2024	2023
Net sales:
Nourish	$1,496	$1,653
Health & Biosciences	531	513
Scent	645	608
Pharma Solutions	227	253
Consolidated	$2,899	$3,027
Segment Adjusted Operating EBITDA:
Nourish	$216	$208
Health & Biosciences	159	131
Scent	157	105
Pharma Solutions	46	59
Total	578	503
Depreciation & Amortization	(278)	(276)
Interest Expense	(83)	(100)
Other Expense, net	(1)	(17)
Restructuring and Other Charges (a)	(3)	(52)
Acquisition, Divestiture and Integration Related Costs (b)	(58)	(31)
Entity Realignment Costs (c)	(1)	—
Strategic Initiatives Costs (d)	(4)	(13)
Regulatory Costs (e)	(35)	(5)
Other (f)	—	5
Income Before Taxes	$115	$14
_______________________

(a)	For 2024, represents costs related to lease impairment and severance as part of the Company's restructuring efforts. For 2023, represents costs primarily related to severance as part of the Company's restructuring efforts.
(b)
For 2024 and 2023, primarily represents costs related to the Company's actual and planned acquisitions and divestitures and integration related activities primarily for N&B. These costs primarily consisted of external consulting fees, professional and legal fees and salaries of individuals who are fully dedicated to such efforts. For 2024 and 2023, tax expenses for business divestiture costs included establishments of deferred tax liabilities related to planned sales of businesses.

For the three months ended March 31, 2024, business divestiture and integration related costs were approximately $56 million and $2 million, respectively. For the three months ended March 31, 2023, business divestiture and integration related costs were approximately $21 million and $10 million, respectively.

(c)	Represents costs related to the Company's entity realignment project to optimize the structure of holding companies, primarily consulting fees.
(d)	Represents costs related to the Company's strategic assessment and business portfolio optimization efforts and reorganizing the Global Business Services Centers, primarily consulting fees.
(e)	Represents costs primarily related to legal fees incurred and provisions recognized for the ongoing investigations of the fragrance businesses.
(f)	For 2024, represents the net impact of costs related to severance, including accelerated stock compensation expense, for a certain executive who has separated from the Company and gains from sale of assets. For 2023, represents gains from sale of assets.

Net sales, which are attributed to individual regions based upon the destination of product delivery, were as follows:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2024	2023
Europe, Africa and Middle East	$977	$1,070
Greater Asia	682	688
North America	866	905
Latin America	374	364
Consolidated	$2,899	$3,027

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2024	2023
Net sales related to the U.S.	$811	$871
Net sales attributed to all foreign countries	2,088	2,156
No non-U.S. country had net sales greater than 10% of total consolidated net sales for each of the three months ended March 31, 2024 and 2023.

NOTE 7. EMPLOYEE BENEFITS
Pension and other defined contribution retirement plan expenses included the following components:

(DOLLARS IN MILLIONS)	U.S. Plans
	Three Months Ended March 31,
	2024	2023
Interest cost on projected benefit obligation(2)	$6	$7
Expected return on plan assets(2)	(6)	(8)
Net amortization and deferrals(2)	1	—
Net periodic benefit (income) cost	$1	$(1)

(DOLLARS IN MILLIONS)	Non-U.S. Plans
	Three Months Ended March 31,
	2024	2023
Service cost for benefits earned(1)	$6	$5
Interest cost on projected benefit obligation(2)	9	9
Expected return on plan assets(2)	(13)	(12)
Net amortization and deferrals(2)	2	—
Net periodic benefit (income) cost	$4	$2
_______________________
(1)Included as a component of Operating profit.
(2)Included as a component of Other expense, net.
The Company expects to contribute a total of $5 million to its U.S. pension plans and a total of $23 million to its non-U.S. pension plans during 2024. During the three months ended March 31, 2024, no contributions were made to the qualified U.S. pension plans, $6 million of contributions were made to the non-U.S. pension plans and $1 million of contributions were made with respect to the Company’s non-qualified U.S. pension plan.
(Income) expense recognized for post-retirement benefits other than pensions included the following components:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2024	2023
Interest cost on projected benefit obligation	$1	$1
Net amortization and deferrals	(1)	(1)
Total postretirement benefit (income) expense	$—	$—

The Company expects to contribute $4 million to its postretirement benefits other than pension plans during 2024. In the three months ended March 31, 2024, $1 million of benefit payments were made.

NOTE 8. OTHER EXPENSE, NET
Other expense, net consisted of the following:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2024	2023
Foreign exchange losses	$(8)	$(15)
Interest income	3	—
Losses on business divestitures	—	(14)
Pension-related benefit	1	5
Other	3	7
Other expense, net	$(1)	$(17)

NOTE 9. INCOME TAXES
The effective tax rate for the three months ended March 31, 2024 was 47.0%, which was primarily driven by tax expenses relating to business divestitures and changes in the mix of earnings, some of which do not give rise to tax benefits due to valuation allowances.
As of March 31, 2024, the Company had approximately $128 million of unrecognized tax benefits recorded in Other liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
As of March 31, 2024, the Company had accrued interest and penalties of approximately $48 million classified in Other liabilities.
As of March 31, 2024, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was approximately $176 million associated with tax positions asserted in various jurisdictions.
The Company regularly repatriates earnings from non-U.S. subsidiaries. As the Company repatriates these funds to the U.S., there will be required income taxes payable in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of March 31, 2024, the Company had a deferred tax liability of approximately $174 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where the Company intends to indefinitely reinvest the earnings to fund local operations and/or capital projects.

NOTE 10. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of the following amounts:

(DOLLARS IN MILLIONS)	March 31, 2024	December 31, 2023
Asset Type
Land	$192	$195
Buildings and improvements	1,805	1,822
Machinery and equipment	3,754	3,752
Information technology	496	473
Construction in process	366	400
Total Property, plant and equipment	6,613	6,642
Accumulated depreciation	(2,468)	(2,402)
Total Property, plant and equipment, net	$4,145	$4,240
Depreciation expense was $110 million and $105 million for the three months ended March 31, 2024 and 2023, respectively.

Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time straight-line amortization of the capitalized interest begins over the estimated useful lives of the related assets. Capitalized interest was approximately $4 million for each of the three months ended March 31, 2024 and 2023.

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill attributable to each reportable segment for the three months ended March 31, 2024 were as follows:

(DOLLARS IN MILLIONS)	Nourish	Health & Biosciences	Scent	Pharma Solutions	Total
Balance at January 1, 2024	$3,489	$4,391	$1,490	$1,265	$10,635
Foreign exchange	(35)	(39)	(8)	(15)	(97)
Balance at March 31, 2024	$3,454	$4,352	$1,482	$1,250	$10,538
The goodwill balances at January 1, 2024 and March 31, 2024 included $2.623 billion and $2.250 billion of accumulated impairment related to the Nourish and Health & Biosciences reportable segments, respectively. The accumulated impairment relates to impairment charges recorded in 2023 and 2022.
Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	March 31,	December 31,
(DOLLARS IN MILLIONS)	2024	2023
Asset Type
Customer relationships	$8,137	$8,211
Technological know-how	2,336	2,355
Trade names & patents	334	337
Other	44	44
Total carrying value	10,851	10,947
Accumulated Amortization
Customer relationships	(1,708)	(1,619)
Technological know-how	(863)	(813)
Trade names & patents	(123)	(117)
Other	(41)	(41)
Total accumulated amortization	(2,735)	(2,590)
Other intangible assets, net	$8,116	$8,357
Amortization
Amortization expense was $168 million and $171 million for the three months ended March 31, 2024 and 2023, respectively.
Amortization expense for the next five years, based on valuations and determinations of useful lives, is expected to be as follows:

(DOLLARS IN MILLIONS)	Remainder of 2024	2025	2026	2027	2028
Estimated future intangible amortization expense	$502	$668	$666	$573	$559

NOTE 12.    OTHER CURRENT ASSETS AND LIABILITIES, AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	March 31, 2024	December 31, 2023
Value-added tax receivable	$171	$187
Prepaid income taxes	163	178
Packaging materials and supplies	161	161
Prepaid expenses	202	184
Other	74	165
Total	$771	$875
Other assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	March 31, 2024	December 31, 2023
Deferred income taxes	$253	$278
Overfunded pension plans	142	139
Cash surrender value of life insurance contracts	50	49
Finance lease right-of-use assets	26	26
Equity method investments	11	11
Other(1)	255	261
Total	$737	$764
_______________________
(1)Includes land usage rights in China, long-term deposits and receivables on certain derivative instruments.

Other current liabilities consisted of the following amounts:

(DOLLARS IN MILLIONS)	March 31, 2024	December 31, 2023
Rebates and incentives payable	$102	$105
Value-added tax payable	49	77
Interest payable	80	65
Current pension and other postretirement benefit obligation	14	13
Accrued insurance (including workers’ compensation)	9	9
Earn outs payable	32	32
Accrued restructuring	3	14
Current operating lease obligation	91	85
Accrued freight	13	14
Accrued commissions payable	11	10
Accrued income taxes	126	194
Accrued expenses payable	300	262
Other	126	97
Total	$956	$977

NOTE 13.    DEBT
Debt consisted of the following:

(DOLLARS IN MILLIONS)	Effective Interest Rate	March 31, 2024	December 31, 2023
2024 Euro Notes(1)	1.88%	$—	$552
2025 Notes(1)	1.22%	1,000	1,000
2026 Euro Notes(1)	1.93%	861	879
2027 Notes(1)	1.56%	1,211	1,212
2028 Notes(1)	4.57%	398	398
2030 Notes(1)	2.21%	1,508	1,508
2040 Notes(1)	3.04%	772	773
2047 Notes(1)	4.44%	495	495
2048 Notes(1)	5.12%	787	787
2050 Notes(1)	3.21%	1,569	1,569
2024 Term Loan Facility(2)	3.75%	—	270
2026 Term Loan Facility(2)	5.82%	609	625
Revolving Credit Facility(3)		250	—
Commercial paper(4)		836	—
Bank overdrafts and other		2	3
Total debt		10,298	10,071
Less: Short-term borrowings(5)		(1,148)	(885)
Total Long-term debt		$9,150	$9,186
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
(5)Includes bank borrowings, commercial paper, overdrafts and current portion of long-term debt.
Commercial Paper
For the three months ended March 31, 2024, the Company had gross issuances of $2.099 billion and repayments of $1.263 billion under the commercial paper program. The commercial paper issued had original maturities of less than 34 days. For the three months ended March 31, 2023, the Company had gross issuances of $1.320 billion and repayments of $919 million under the commercial paper program. The commercial paper issued had original maturities of less than 86 days.
The commercial paper program is backed by the borrowing capacity available under the Revolving Credit Facility. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense.
Revolving Credit Facility
For the three months ended March 31, 2024, the Company had drawdowns of $250 million under the Revolving Credit Facility. For the three months ended March 31, 2023, the Company had drawdowns of $400 million and repayments of $500 million under the Revolving Credit Facility.
Repayments of Debt
On February 1, 2024, the Company made a $270 million debt repayment related to the 2024 Term Loan Facility at maturity, which was primarily funded from commercial paper issuances.
On March 14, 2024, the Company made a €500 million debt repayment related to the 2024 Euro Notes at maturity, which was primarily funded from commercial paper issuances.

During the first quarter of 2024, the Company made a quarterly debt repayment of approximately $16 million related to the 2026 Term Loan Facility in accordance with the terms of the debt agreement.
Subsequent Event
In the first week of April 2024, the Company made net repayments totaling $586 million related to the commercial paper program and a repayment of $250 million related to the Revolving Credit Facility, which was primarily funded from the proceeds received from the divestiture of the Cosmetic Ingredients business.

NOTE 14.   LEASES
The Company has leases for corporate offices, manufacturing facilities, research and development facilities and certain transportation and office equipment. The Company’s leases have remaining lease terms of up to 50 years, some of which include options to extend the leases for up to 15 years.
The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
(DOLLARS IN MILLIONS)	March 31, 2024	March 31, 2023
Operating leases
Operating lease cost	$32	$33
Variable lease cost	16	16
Total operating lease cost	$48	$49
Finance leases
Finance lease cost	$3	$2
Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Three Months Ended
(DOLLARS IN MILLIONS)	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$28	$33
Financing cash flows for finance leases	2	2
Right-of-use assets obtained in exchange for lease obligations
Operating leases	39	137
Finance leases	3	2
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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company also considers counterparty credit risk in its assessment of fair value. The Company determines the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the Secured Overnight Financing Rate (“Term SOFR”) swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. The Company does not have any instruments classified as Level 3, other than those included in pension asset trusts as discussed in Note 15 of the Company’s 2023 Form 10-K.
The carrying values and the estimated fair values of financial instruments at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024		December 31, 2023
(DOLLARS IN MILLIONS)	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 1
Cash and cash equivalents(1)	$732	$732	$703	$703
LEVEL 2
Credit facilities and bank overdrafts(2)	252	252	3	3
Derivatives
Derivative assets(3)	1	1	41	41
Derivative liabilities(3)	166	166	165	165
Commercial paper(2)	836	836	—	—
Long-term debt:
2024 Euro Notes(4)	—	—	552	549
2025 Notes(4)	1,000	937	1,000	924
2026 Euro Notes(4)	861	825	879	835
2027 Notes(4)	1,211	1,066	1,212	1,049
2028 Notes(4)	398	388	398	389
2030 Notes(4)	1,508	1,248	1,508	1,240
2040 Notes(4)	772	535	773	536
2047 Notes(4)	495	389	495	382
2048 Notes(4)	787	687	787	678
2050 Notes(4)	1,569	1,002	1,569	1,029
2024 Term Loan Facility(5)	—	—	270	270
2026 Term Loan Facility(5)	609	609	625	625
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
Hedges Related to Issuances of Debt
As of March 31, 2024, the Company designated approximately $861 million of Euro Notes as a hedge of a portion of its net European investments. Accordingly, the change in the value of the debt that is attributable to foreign exchange movements is recorded in Other comprehensive income (“OCI”) as a component of foreign currency translation adjustments in the accompanying Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income.
Cross Currency Swaps
The Company has twelve EUR/USD cross currency swaps with a notional value of $1.400 billion that mature through November 2030. The swaps all qualified as net investment hedges in order to mitigate a portion of the Company’s net European investments from foreign currency risk. As of March 31, 2024, the twelve swaps were in a liability position with an aggregate fair value of $132 million, which were classified as Other liabilities on the Consolidated Balance Sheets. Changes in fair value related to cross currency swaps are recorded in OCI.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of March 31, 2024 and December 31, 2023:

(DOLLARS IN MILLIONS)	March 31, 2024	December 31, 2023
Foreign currency contracts(1)	$(2,697)	$(1,400)
Commodity contracts(1)	6	7
Cross currency swaps	1,400	1,400
_______________________
(1)Foreign currency contracts and commodity contracts are presented net of contracts bought and sold.
The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected on the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023:

	March 31, 2024
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency contracts	$—	$1	$1
Total derivative assets	$—	$1	$1
Derivative liabilities(2)
Foreign currency contracts	$—	$33	$33
Cross currency swaps	132	—	132
Commodity contracts	1	—	1
Total derivative liabilities	$133	$33	$166

	December 31, 2023
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency contracts	$—	$41	$41
Total derivative assets	$—	$41	$41
Derivative liabilities(2)
Foreign currency contracts	$—	$4	$4
Cross currency swaps	161	—	161
Total derivative liabilities	$161	$4	$165
 _______________________
(1)Derivative assets are recorded to Prepaid expenses and other current assets on the Consolidated Balance Sheets.
(2)Derivative liabilities are recorded to Other current liabilities and Other liabilities on the Consolidated Balance Sheets.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments on the Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income for the three months ended March 31, 2024 and 2023:

	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Three Months Ended March 31,
	2024	2023
Foreign currency contracts(1)	$(3)	$—	Other expense, net
_______________________
(1)The foreign currency contract net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.
The following table shows the effect of the Company’s derivative and non-derivative instruments designated as cash flow and net investment hedging instruments, net of tax, on the Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income for the three months ended March 31, 2024 and 2023:

	Amount of Gain (Loss) Recognized in OCI on Derivative and Non-Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (“AOCI”) into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2024	2023		2024	2023
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$(7)	$—	N/A	$—	$—
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	23	(3)	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	3	(9)	N/A	—	—
2026 Euro Notes	15	(14)	N/A	—	—
Total	$34	$(26)		$—	$—
The ineffective portion of the above noted net investment hedges was approximately $4 million for each of the three months ended March 31, 2024 and 2023, and was recorded as a reduction to Interest expense on the Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income.
At March 31, 2024, based on current market rates, the Company does not expect any material derivative losses (net of tax), included in AOCI, to be reclassified into earnings within the next 12 months.

NOTE 16. ASSETS AND LIABILITIES HELD FOR SALE
During the third quarter of 2023, the Company announced the sale process of its Cosmetic Ingredients business within the Scent segment, and in the fourth quarter of 2023, the Company entered into an agreement to sell its Cosmetic Ingredients business. The transaction was closed on April 2, 2024. See Note 3 for additional information.
The sale does not constitute a strategic shift of the Company’s operations and does not have major effects on the Company’s operations and financial results. Therefore, the transaction does not meet the discontinued operations criteria.
The Company determined that the assets and liabilities of the business met the criteria to be presented as “held for sale.” As a result, as of March 31, 2024, such assets and liabilities were classified as held for sale and are reported on the Consolidated Balance Sheets. The Company expects that the sale proceeds less costs to sell will exceed the preliminary estimate of the carrying value of the net assets for the business.
Included in the Company’s Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 are the following carrying amounts of the assets and liabilities held for sale:

(DOLLARS IN MILLIONS)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$32	$26
Trade receivables, net	18	15
Inventories	17	18
Property, plant and equipment, net	7	7
Goodwill	271	276
Other intangible assets, net	144	146
Operating lease right-of-use assets	10	9
Other assets	10	9
Total assets held-for-sale	$509	$506
Liabilities
Accounts payable	$5	$4
Deferred tax liability	24	24
Other liabilities	17	18
Total liabilities held-for-sale	$46	$46

NOTE 17.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present changes in the accumulated balances for each component of other comprehensive (loss) income, including current period other comprehensive (loss) income and reclassifications out of accumulated other comprehensive loss:

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of January 1, 2024	$(1,652)	$1	$(245)	$(1,896)
OCI before reclassifications	(293)	(7)	3	(297)
Amounts reclassified from AOCI	—	—	2	2
Net current period other comprehensive income (loss)	(293)	(7)	5	(295)
Accumulated other comprehensive (loss) income, net of tax, as of March 31, 2024	$(1,945)	$(6)	$(240)	$(2,191)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of January 1, 2023	$(2,066)	$1	$(133)	$(2,198)
OCI before reclassifications	284	—	(1)	283
Amounts reclassified from AOCI	—	—	(1)	(1)
Net current period other comprehensive income (loss)	284	—	(2)	282
Accumulated other comprehensive (loss) income, net of tax, as of March 31, 2023	$(1,782)	$1	$(135)	$(1,916)
The following table provides details about reclassifications out of Accumulated other comprehensive loss to the Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income:

	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income
(DOLLARS IN MILLIONS)	2024	2023
Gains (losses) on pension and postretirement liability adjustments
Prior service cost	$1	$1	(1)
Actuarial losses	(3)	—	(1)
Tax	—	—	Provision for income taxes
Total	$(2)	$1	Total, net of income taxes
 _______________________
(1)The amortization of prior service cost and actuarial loss is included in the computation of net periodic benefit cost. Refer to Note 15 of the Company’s 2023 Form 10-K for additional information regarding net periodic benefit cost.

NOTE 18.    COMMITMENTS AND CONTINGENCIES
Guarantees and Letters of Credit
The Company has various bank guarantees, letters of credit and surety bonds which are used to support its ongoing business operations, satisfy governmental requirements associated with pending litigation in various jurisdictions and the payment of customs duties.
As of March 31, 2024, the Company had a total of approximately $226 million of bank guarantees, commercial guarantees, standby letters of credit and surety bonds with various financial institutions. Included in the above aggregate amount was a total of approximately $10 million for other assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011. There was a total of approximately $60 million outstanding under the bank guarantees, standby letters of credit and commercial guarantees as of March 31, 2024.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $8 million as of March 31, 2024.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of March 31, 2024, the Company had a total capacity of approximately $1.860 billion of lines of credit with various financial institutions, in addition to the $1.791 billion of capacity under the Revolving Credit Facility. Pursuant to these lines of credit as of March 31, 2024, there were total drawdowns of approximately $1.089 billion primarily related to the issuances of commercial paper and borrowings under the Revolving Credit Facility for approximately $836 million and $250 million, respectively. See Note 13 for additional information.
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
Litigation Matters
Two motions to approve securities class actions were filed in the Tel Aviv District Court, Israel, in August 2019, alleging, among other things, false and misleading statements largely in connection with IFF’s acquisition of Frutarom and improper payments made by Frutarom businesses operating principally in Russia and Ukraine to representatives of customers. One motion (“Borg”) asserted claims under the U.S. federal securities laws against IFF, its former Chairman and CEO, and its former CFO. The Borg case is now dismissed. The other motion (“Oman”) (following an initial amendment) asserted claims under the Israeli Securities Act-1968 against IFF, its former Chairman and CEO, and its former CFO, and against Frutarom and certain former Frutarom officers and directors, as well as claims under the Israeli Companies Act-1999 against certain former Frutarom officers and directors. On July 14, 2022, the court approved the parties’ motion to mediate the dispute, which postpones all case deadlines until after the mediation. The parties held mediation meetings on September 13, 2022, November 22, 2022, March 1, 2023, November 2023, March 3, 2024 and April 1, 2024.
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
On March 11, 2020, an IFF shareholder filed a motion to approve a class action in Israel against, among others, Frutarom, Yehudai, and Frutarom’s former board of directors, alleging that former minority shareholders of Frutarom were harmed as a result of the US $20 million bonus paid to Yehudai. The court held an evidentiary hearing on the motion to approve a class action in March 2024.
Since March 2023, various putative class action lawsuits have been filed against IFF, Firmenich International SA, Givaudan SA, and Symrise AG and/or certain affiliates thereof in the Quebec Superior Court, the Federal Court of Canada, Ontario Superior Court, the Supreme Court of British Columbia and, in several cases, the United States District Court for the District of New Jersey. These actions allege violations of the Canadian Competition Act and the Sherman Act, as applicable, and other related claims, and seek damages and other relief. In December 2023, the Federal Court of Canada proceeding was discontinued in its entirety. IFF may face additional civil suits, in the United States or elsewhere, relating to such alleged conduct. At this time, IFF is unable to predict the potential outcome of these lawsuits or any potential effect they may have on the Company’s results of operations, liquidity or financial condition.
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

On March 7, 2023, the European Commission (“EC”) and the United Kingdom Competition and Markets Authority (“CMA”) carried out unannounced inspections of certain of IFF’s facilities. On the same day, IFF was served with a grand jury subpoena by the Antitrust Division of the U.S. Department of Justice (“DOJ”). IFF understands the EC, CMA, DOJ and the Swiss Competition Commission are investigating potential anticompetitive conduct as it relates to IFF’s fragrance businesses. IFF has been and intends to continue cooperating with these investigations. During the first quarter of 2024, IFF has recognized a provision related to a procedural aspect of the investigation, which was not material to the financial statements. IFF is currently unable, however, to predict or determine the duration or outcome of the investigations, or whether the outcome of the investigations will materially impact the Company’s results of operations, liquidity or financial condition. Additionally, the Company from time to time does receive complaints from customers regarding product quality, performance or other aspects of its ongoing relationships. The Company is unable to determine whether the potential settlement of customer claims, if any, will materially impact the Company’s results of operations, liquidity or financial condition.
Environmental Proceedings
The Company is reporting the following environmental matter in compliance with SEC requirements to disclose environmental proceedings where a governmental authority is a party and that involve potential monetary sanctions of $300,000 or greater. Effective March 22, 2024, the Solae, LLC Memphis site (“Solae”) signed an Administrative Order on Consent (the “Consent Order”) resolving violations and penalties pertaining to the Administrative Order and Assessment received from the City of Memphis on May 27, 2022 related to alleged wastewater discharge violations. In view of the Consent Order, Solae withdrew its previously filed appeal. Pursuant to the Consent Order, Solae is completing its capital project efforts in accordance with the agreed schedule for attaining compliance with current wastewater permit requirements. This matter is not expected to have a material adverse effect on the Company’s financial position, cash flows or results of operations.
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
Other
The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and have not been fully resolved. Due to the inherent subjectivity and unpredictability of outcomes of legal proceedings, the Company is unable to determine, with certainty, the probability of the outcome of these matters or the range of reasonably possible losses, if any.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(UNLESS INDICATED OTHERWISE, DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
The following management’s discussion and analysis should be read in conjunction with the management’s discussion and analysis of financial condition and results of operations, liquidity and capital resources included in our 2023 Annual Report on Form 10-K, filed on February 28, 2024 with the SEC (“2023 Form 10-K”).

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
Our Scent segment creates fragrance compounds, fragrance ingredients and cosmetic ingredients that are integral elements in the world’s finest perfumes and best-known household and personal care products. Consumer insights science and creativity are at the heart of our Scent business, and, along with our unique portfolio of natural and synthetic ingredients, global footprint, innovative technologies and know-how, and customer intimacy, we believe these make us a market leader in scent products. The Scent segment is comprised of Fragrance Compounds, Fragrance Ingredients and Cosmetic Ingredients. We completed the divestiture of our Cosmetic Ingredients business on April 2, 2024.
Our Pharma Solutions segment produces, among other things, a vast portfolio of cellulosics and seaweed-based pharmaceutical excipients, used to improve the functionality and delivery of active pharmaceutical ingredients, including controlled or modified drug release formulations, and enabling the development of more effective pharmaceutical finished dosage formulations. Our excipients are used in prescription and over-the-counter pharmaceuticals and dietary supplements. Our Pharma Solutions products also serve a variety of other specialty and industrial end-uses including coatings, inks, electronics, agriculture and consumer products. On March 19, 2024, we announced the sale process and entered into an agreement to sell our Pharma Solutions business. See Note 3 for additional information.
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
For each of the three months ended March 31, 2024 and 2023, total sales to Israeli customers were approximately 1% of total sales.
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
For the three months ended March 31, 2024 and 2023, sales to Russian customers were approximately 1% and 2% of total sales, respectively.
For each of the three months ended March 31, 2024 and 2023, sales to Ukrainian customers were less than 1% of total sales.
We have a reserve of approximately $3 million related to expected credit losses on receivables from customers located in Russia and Ukraine. For additional information, refer to Note 1 and Part I, Item 1A, “Risk Factors,” of our 2023 Form 10-K.
Financial Performance Overview
Sales
Sales in the first quarter of 2024 decreased $128 million, or 4% on a reported basis, to $2.899 billion compared to $3.027 billion in the 2023 period. On a currency neutral basis, sales in the first quarter of 2024 decreased 1% compared to the 2023 period. Exchange rate variations had an unfavorable impact on net sales for the first quarter of 2024 of 3%. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies. The decrease in sales was primarily driven by the impact of the divestitures of the portion of the Savory Solutions business and Flavor Specialty Ingredients (“FSI”) business (“change in business portfolio mix due to divestitures”), which was approximately $153 million, offset in part by volume and price increases across various businesses.
Gross Profit
Gross profit in the first quarter of 2024 increased $60 million, or 6% on a reported basis, to $1.024 billion (35.3% of sales) compared to $964 million (31.8% of sales) in the 2023 period. The increase in gross profit was primarily driven by volume increases, productivity gains and favorable net pricing, offset in part by the change in business portfolio mix due to divestitures.

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2024	2023		Change
Net sales	$2,899	$3,027		(4)%
Cost of goods sold	1,875	2,063		(9)%
Gross profit	1,024	964		6%
Research and development (R&D) expenses	166	161		3%
Selling and administrative (S&A) expenses	490	454		8%
Amortization of acquisition-related intangibles	168	171		(2)%
Restructuring and other charges	3	52		(94)%
Gains on sale of assets	(2)	(5)		(60)%
Operating profit	199	131		52%
Interest expense	83	100		(17)%
Other expense, net	1	17		(94)%
Income before taxes	115	14		NMF
Provision for income taxes	54	22		145%
Net income (loss)	$61	$(8)		NMF
Net income attributable to non-controlling interests	1	1		—%
Net income (loss) attributable to IFF shareholders	$60	$(9)		NMF
Net income (loss) per share - diluted	$0.23	$(0.04)		NMF
Gross margin	35.3%	31.8%		NMF
R&D as a percentage of sales	5.7%	5.3%	40	bps
S&A as a percentage of sales	16.9%	15.0%	190	bps
Operating margin	6.9%	4.3%	260	bps
Effective tax rate	47.0%	157.1%		NMF
Segment net sales
Nourish	$1,496	$1,653		(9)%
Health & Biosciences	531	513		4%
Scent	645	608		6%
Pharma Solutions	227	253		(10)%
Consolidated	$2,899	$3,027
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

FIRST QUARTER 2024 IN COMPARISON TO FIRST QUARTER 2023
Sales Performance by Segment

	% Change in Sales - First Quarter 2024 vs. First Quarter 2023
	Reported	Currency Neutral(1)
Nourish	-9%	-6%
Health & Biosciences	4%	6%
Scent	6%	12%
Pharma Solutions	-10%	-11%
Total	-4%	-1%
_______________________
(1)Currency neutral sales is calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
Nourish
Nourish sales in 2024 decreased $157 million, or 9% on a reported basis, to $1.496 billion compared to $1.653 billion in the prior year period. On a currency neutral basis, Nourish sales decreased 6% in 2024 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, performance in the Nourish operating segment was driven by the divestiture of the portion of the Savory Solutions business, with an impact of approximately $133 million, and price decreases across various business units, offset in part by volume increases across various business units.
Health & Biosciences
Health & Biosciences sales in 2024 increased $18 million, or 4% on a reported basis, to $531 million compared to $513 million in the prior year period. On a currency neutral basis, Health & Biosciences sales increased 6% in 2024 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, performance in the Health & Biosciences operating segment was driven by volume and price increases across various business units.
Scent
Scent sales in 2024 increased $37 million, or 6% on a reported basis, to $645 million compared to $608 million in the prior year period. On a currency neutral basis, Scent sales increased 12% in 2024 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, performance in the Scent operating segment was driven by volume and price increases, primarily in the Fragrance Compounds business unit, offset in part by the divestiture of the FSI business, with an impact of approximately $20 million.
Pharma Solutions
Pharma Solutions sales in 2024 decreased $26 million, or 10% on a reported basis, to $227 million compared to $253 million in the prior year period. On a currency neutral basis, Pharma Solutions sales decreased 11% in 2024 compared to the prior year period as exchange rate variations had a favorable impact. In addition, performance in the Pharma Solutions operating segment was driven by volume declines and price decreases in selective end markets.
Cost of Goods Sold
Cost of goods sold decreased $188 million to $1.875 billion (64.7% of sales) in the first quarter of 2024 compared to $2.063 billion (68.2% of sales) in the first quarter of 2023. The decrease in cost of goods sold was primarily driven by lower raw material costs and manufacturing expenses, lower unfavorable manufacturing absorption compared to the prior year period and the change in business portfolio mix due to divestitures, with an impact of approximately $109 million, offset in part by volume increases in sales.
Research and Development (R&D) Expenses
R&D expenses increased $5 million to $166 million (5.7% of sales) in the first quarter of 2024 compared to $161 million (5.3% of sales) in the first quarter of 2023. The increase in R&D expenses was primarily driven by higher operating expenses for R&D related activities, offset in part by the change in business portfolio mix due to divestitures.
Selling and Administrative (S&A) Expenses
S&A expenses increased $36 million to $490 million (16.9% of sales) in the first quarter of 2024 compared to $454 million (15.0% of sales) in the first quarter of 2023. The increase in S&A expenses was primarily driven by higher legal fees incurred and provisions for the ongoing investigations of the fragrance businesses and professional fees, including consulting costs, offset in part by the change in business portfolio mix due to divestitures.

Restructuring and Other Charges
Restructuring and other charges was $3 million in the first quarter of 2024 compared to $52 million in the first quarter of 2023. The decrease was driven by lower severance costs incurred compared to the prior year period. See Note 4 for additional information.
Amortization of Acquisition-Related Intangibles
Amortization expenses decreased to $168 million in the first quarter of 2024 compared to $171 million in the first quarter of 2023. The decrease in amortization expense was primarily driven by the reduction in intangible assets as a result of the change in business portfolio mix due to divestitures and intangible assets of the Cosmetic Ingredients business being classified as “held for sale,” and therefore no longer recognizing amortization expense on those intangible assets. See Note 3, Note 11 and Note 16 for additional information.
Interest Expense
Interest expense decreased to $83 million in the first quarter of 2024 compared to $100 million in the first quarter of 2023. The decrease in interest expense was due to lower debt outstanding. See Note 13 for additional information.
Other Expense, Net
Other expense, net, was $1 million in the first quarter of 2024 compared to $17 million in the first quarter of 2023. The decrease of $16 million was primarily due to the change in losses incurred from the liquidation of a business in Russia for the sale of the portion of the Savory Solutions business from the prior year period (see Note 3 for additional information) and lower foreign exchange losses, offset in part by lower pension-related benefits.
Income Taxes
The effective tax rate for the three months ended March 31, 2024 was 47.0% compared to 157.1% for the three months ended March 31, 2023. The quarter-over-quarter decrease was primarily driven by an increase in pre-tax income, changes in the mix of earnings and in tax charges on business divestitures.
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

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2024	2023
Segment Adjusted Operating EBITDA:
Nourish	$216	$208
Health & Biosciences	159	131
Scent	157	105
Pharma Solutions	46	59
Total	578	503
Depreciation & Amortization	(278)	(276)
Interest Expense	(83)	(100)
Other Expense, net	(1)	(17)
Restructuring and Other Charges	(3)	(52)
Acquisition, Divestiture and Integration Related Costs	(58)	(31)
Entity Realignment Costs	(1)	—
Strategic Initiatives Costs	(4)	(13)
Regulatory Costs	(35)	(5)
Other	—	5
Income Before Taxes	$115	$14
Segment Adjusted Operating EBITDA margin:
Nourish	14.4%	12.6%
Health & Biosciences	29.9%	25.5%
Scent	24.3%	17.3%
Pharma Solutions	20.3%	23.3%
Consolidated	19.9%	16.6%
Nourish Segment Adjusted Operating EBITDA
Nourish Segment Adjusted Operating EBITDA increased $8 million, or 4% on a reported basis, to $216 million in the first quarter of 2024 (14.4% of segment sales) from $208 million (12.6% of segment sales) in the comparable 2023 period. On a currency neutral basis, Nourish Segment Adjusted Operating EBITDA increased 24% in 2024 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, the performance was primarily driven by volume increases and productivity gains, offset in part by unfavorable net pricing and the impact of the divestiture of the portion of the Savory Solutions business.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA increased $28 million, or 21% on a reported basis, to $159 million in the first quarter of 2024 (29.9% of segment sales) from $131 million (25.5% of segment sales) in the comparable 2023 period. On a currency neutral basis, Health & Biosciences Segment Adjusted Operating EBITDA increased 28% in 2024 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, the performance was primarily driven by volume increases, favorable net pricing and productivity gains.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA increased $52 million, or 50% on reported basis, to $157 million in the first quarter of 2024 (24.3% of segment sales) from $105 million (17.3% of segment sales) in the comparable 2023 period. On a currency neutral basis, Scent Segment Adjusted Operating EBITDA increased 80% in 2024 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, the performance was primarily driven by favorable net pricing, volume increases and productivity gains, offset in part by the impact of the divestiture of the FSI business.

Pharma Solutions Segment Adjusted Operating EBITDA
Pharma Solutions Segment Adjusted Operating EBITDA decreased $13 million, or 22% on a reported basis, to $46 million in the first quarter of 2024 (20.3% of segment sales) from $59 million (23.3% of segment sales) in the comparable 2023 period. On a currency neutral basis, Pharma Solutions Segment Adjusted Operating EBITDA decreased 23% in 2024 compared to the prior year period as exchange rate variations had a favorable impact. In addition, the performance was primarily driven by volume decreases and unfavorable net pricing, offset in part by productivity gains.

Liquidity
Cash and Cash Equivalents
We had cash and cash equivalents of $764 million, inclusive of $32 million currently in Assets held for sale on the Consolidated Balance Sheets, at March 31, 2024 compared to $729 million, inclusive of $26 million in Assets held for sale on the Consolidated Balance Sheets, at December 31, 2023 and of this balance, a portion was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate cash from our non-U.S. subsidiaries to fund financial obligations in the U.S. As we repatriate these funds to the U.S., there will be required income taxes payable in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of March 31, 2024, we had a deferred tax liability of approximately $174 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
Cash Flows Provided By Operating Activities
Cash flows provided by operating activities for the three months ended March 31, 2024 was $99 million, or 3.4% of sales, compared to $127 million, or 4.2% of sales, for the three months ended March 31, 2023. The decrease in cash flows from operating activities during 2024 was primarily driven by the increase in working capital, largely related to accounts receivable and inventories, offset in part by accounts payable and higher cash earnings, excluding the impact of non-cash adjustments.
Cash Flows Used In Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2024 was $78 million compared to $167 million in the prior year period. The decrease in cash flows used in investing activities was primarily driven by lower spending on property, plant and equipment and higher net proceeds received from business divestiture related to the remaining sale consideration of the portion of the Savory Solutions business.
We have evaluated and re-prioritized our capital projects and expect that capital spending in 2024 will be approximately 4.9% of sales (net of potential grants and other reimbursements from government authorities), up from 4.1% in 2023.
Cash Flows Provided By Financing Activities
Cash flows provided by financing activities for the three months ended March 31, 2024 was $40 million compared to $78 million in the prior year period. The decrease in cash flows provided by financing activities was primarily driven by higher repayments of long-term debt, offset in part by higher net borrowings of commercial paper and drawdowns under the Revolving Credit Facility, compared to repayments under the Revolving Credit Facility in the prior year period.
We paid dividends totaling $207 million in the 2024 period. We declared a cash dividend per share of $0.40 in the first quarter of 2024 that was paid on April 10, 2024 to all shareholders of record as of March 22, 2024.
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
Capital Resources
Operating cash flow provides the primary source of funds for capital investment needs, dividends paid to shareholders and debt service repayments. We anticipate that cash flows from operations, cash proceeds generated from planned business divestitures and availability under our existing credit facilities will be sufficient to meet our investing and financing needs, including our debt service requirements. We regularly assess our capital structure, including both current and long-term debt instruments, as compared to our cash generation and investment needs in order to provide ample flexibility and to optimize our leverage ratios. See Note 13 for additional information.
Term Loans and Revolving Credit Facility
Our credit agreements contain various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including the requirement for us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to credit adjusted EBITDA in respect of the previous 12-month period.
Our Term Loans and Revolving Credit Facility bear interest at a base rate or a rate equal to Term SOFR plus an adjustment of 0.10% per annum or, in the case of euro-denominated loans, the Euro interbank offered rate, plus, in each case, an applicable margin based on our public debt rating. Loans may be prepaid without premium or penalty, subject to customary breakage costs.
Based on the amendments entered into on September 19, 2023 for our Term Loans and Revolving Credit Facility, we were provided with a financial covenant relief period through December 31, 2025, or such earlier date on which we elect to terminate such period, by providing that during the financial covenant relief period, our consolidated leverage ratio shall not exceed as of the end of the fiscal quarter for the period of the four fiscal quarters then ended: (i) 5.25x for any fiscal quarter ending on or before March 31, 2024, (ii) 4.75x for the fiscal quarter ending June 30, 2024, (iii) 4.50x for the fiscal quarter ending September 30, 2024, (iv) 4.25x for any subsequent fiscal quarter ending on or before March 31, 2025, (v) 4.00x for any subsequent fiscal quarter ending on or before September 30, 2025 and (vi) 3.75x for the fiscal quarter ending December 31, 2025. During the financial covenant relief period, the amendments prohibit us from (i) effecting share repurchases, (ii) declaring and paying dividends in cash on common stock in excess of $0.81 per share per fiscal quarter (for an aggregate amount of $3.24 per fiscal year) and (iii) creating liens to secure debt in excess of the greater of $300 million and 3.65% of Consolidated Net Tangible Assets (as defined in the amendments to our Term Loans and Revolving Credit Facility), in each case subject to certain exceptions set forth therein.
As of March 31, 2024, we had $250 million outstanding borrowings under our $2.000 billion Revolving Credit Facility. The amount that we are able to draw down under the Revolving Credit Facility is limited by financial covenants as described in more detail below. As of March 31, 2024, our available capacity was $1.791 billion under the Revolving Credit Facility.
Refer to Note 13 of this Form 10-Q and Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 9 of our 2023 Form 10-K for additional information.
Debt Covenants
At March 31, 2024, we were in compliance with all financial and other covenants, including the net debt to credit adjusted EBITDA(1) ratio. At March 31, 2024, our net debt to credit adjusted EBITDA(1) ratio was 4.42 to 1.0 as defined by the credit facility agreements, which is below the relevant level provided by our financial covenants of existing outstanding debt. The most comparable GAAP measure is the total debt to net loss ratio, which was (4.13) to 1.0 at March 31, 2024.
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

(DOLLARS IN MILLIONS)	Twelve Months Ended March 31, 2024
Net loss	$(2,498)
Interest expense(1)	363
Income taxes	77
Depreciation and amortization	1,144
Specified items(2)	2,946
Non-cash items(3)	130
Credit Adjusted EBITDA	$2,162
_______________________
(1)Certain adjustments were made to interest expense associated with our cash pooling arrangements for the second through fourth quarters of 2023.

(2)Specified items consisted of restructuring and other charges, impairment of goodwill, acquisition, divestiture and integration related costs, entity realignment costs, strategic initiatives costs, regulatory costs and other costs that are not related to recurring operations.
(3)Non-cash items consisted of losses (gains) on sale of assets, losses on business disposals, gain on China facility relocation, write-down of inventory related to Locust Bean Kernel and stock-based compensation.

(DOLLARS IN MILLIONS)	March 31, 2024
Total debt(1)	$10,324
Adjustments:
Cash and cash equivalents(2)	764
Net debt	$9,560
_______________________
(1)Total debt used for the calculation of net debt consisted of short-term debt, long-term debt, short-term finance lease obligations and long-term finance lease obligations.
(2)Cash and cash equivalents included approximately $32 million currently in Assets held for sale on the Consolidated Balance Sheets.
Senior Notes
As of March 31, 2024, we had $8.513 billion aggregate principal amount outstanding in senior unsecured notes, with $863 million principal amount denominated in EUR and $7.650 billion principal amount denominated in USD. The notes bear effective interest rates ranging from 1.22% per year to 5.12% per year, with maturities from October 1, 2025 to December 1, 2050. See Note 13 for additional information.
Contractual Obligations
We expect to contribute a total of $5 million to our U.S. pension plans and a total of $23 million to our non-U.S. pension plans during 2024. During the three months ended March 31, 2024, no contributions were made to the qualified U.S. pension plans, $6 million of contributions were made to the non-U.S. pension plans and $1 million of contributions were made with respect to the non-qualified U.S. pension plan. We also expect to contribute $4 million to our postretirement benefits other than pension plans during 2024. During the three months ended March 31, 2024, $1 million of benefit payments were made to postretirement benefits other than pension plans.
As discussed in Note 18 to the Consolidated Financial Statements, at March 31, 2024, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances, these arrangements are not reasonably likely to have a material impact on our consolidated financial condition, results of operations or cash flows.

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
Adjusted operating EBITDA and adjusted operating EBITDA margin exclude depreciation and amortization expense, interest expense, other income (expense), net, restructuring and other charges and certain items unrelated to recurring operations such as acquisition, divestiture and integration related costs, entity realignment costs, strategic initiatives costs, regulatory costs and other costs that are not related to recurring operations.

Net debt to credit adjusted EBITDA is the leverage ratio used in our credit agreement and defined as net debt divided by credit adjusted EBITDA. However, as credit adjusted EBITDA for these purposes was calculated in accordance with the provisions of the credit agreement, it may differ from the calculation used for adjusted operating EBITDA.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
Statements in this Form 10-Q, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations and include statements concerning (i) expected cash flow and availability of capital resources to fund our operations and meet our debt service requirements; (ii) our ability to execute on our strategic and financial transformation, including the progress and success of our portfolio optimization strategy (including the sale process for our Pharma Solutions business), through non-core business divestitures and acquisitions, and expectations regarding the implementation of our refreshed growth-focused strategy and expectations around our business divestitures; (iii) our ability to continue to generate value for, and return cash to, our shareholders; (iv) expectations of the impact of inflationary pressures and the pricing actions to offset exposure to such impacts; (v) the impact of high input costs, including commodities, raw materials, transportation and energy; (vi) the expected impact of global supply chain challenges; (vii) our ability to enhance our innovation efforts, drive cost efficiencies and execute on specific consumer trends and demands; (viii) the growth potential of the markets in which we operate, including the emerging markets; (ix) expectations regarding sales and profit for the fiscal year 2024, including the impact of foreign exchange, pricing actions, raw materials, energy, and sourcing, logistics and manufacturing costs; (x) the impact of global economic uncertainty and recessionary pressures on demand for consumer products; (xi) the success of our integration efforts, following the N&B Transaction, and ability to deliver on our synergy commitments as well as future opportunities for the combined company; (xii) our strategic investments in capacity and increasing inventory to drive improved profitability; (xiii) our ability to drive cost discipline measures and the ability to recover margin to pre-inflation levels; (xiv) expected capital expenditures in 2024; and (xv) the expected costs and benefits of our ongoing optimization of our manufacturing operations, including the expected number of closings. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “intend”, “outlook”, “may”, “estimate”, “should”, “predict” and similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:
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
The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I, Item 1A, “Risk Factors,” of the 2023 Form 10-K for additional information regarding factors that could affect our results of operations, financial condition and liquidity.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There are no material changes in market risk from the information provided in our 2023 Form 10-K, except for the cross currency swap agreements.
We use derivative instruments as part of our interest rate risk management strategy. We have entered into certain cross currency swap agreements in order to mitigate a portion of our net European investments from foreign currency risk. As of March 31, 2024, these swaps were in a liability position with an aggregate fair value of $132 million. Based on a hypothetical decrease or increase of 10% in the value of the U.S. dollar against the Euro, the estimated fair value of our cross currency swaps would change by approximately $146 million.

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
(b) Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
For information that updates the disclosures set forth under Part I, Item 3. “Legal Proceedings” in our 2023 Annual Report on Form 10-K, filed on February 28, 2024 with the SEC (the “2023 Form 10-K”), refer to Note 18 to the “Consolidated Financial Statements” in this Form 10-Q.

ITEM 1A. RISK FACTORS.
Refer to Part I, Item 1A, “Risk Factors,” of our 2023 Form 10-K and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC. There have been no material changes with respect to the risk factors disclosed in our 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “10b5-1 trading arrangement”) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.

10.1
Separation and Transition Agreement between International Flavors & Fragrances Inc. and Franklin K. Clyburn, Jr., effective January 11, 2024, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 11, 2024.

10.2
Letter Agreement between International Flavors & Fragrances Inc. and J. Erik Fyrwald, effective January 11, 2024, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 11, 2024.

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

Dated:	May 6, 2024	By:	/s/ J. Erik Fyrwald
J. Erik Fyrwald
Chief Executive Officer and Director (Principal Executive Officer)

Dated:	May 6, 2024	By:	/s/ Glenn Richter
Glenn Richter
Executive Vice President, Chief Financial & Business Transformation Officer (Principal Financial Officer)

Dated:	May 6, 2024	By:	/s/ Beril Yildiz
Beril Yildiz
Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)