Form 10-Q
period 2024-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2024-08-06
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No  ☑
Number of shares of common stock outstanding as of July 31, 2024: 255,659,175

INTERNATIONAL FLAVORS & FRAGRANCES INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2024	2023	2024	2023
Net sales	$2,889	$2,929	$5,788	$5,956
Cost of goods sold	1,821	1,996	3,696	4,059
Gross profit	1,068	933	2,092	1,897
Research and development expenses	173	161	339	322
Selling and administrative expenses	493	445	983	899
Amortization of acquisition-related intangibles	153	172	321	343
Impairment of goodwill	64	—	64	—
Restructuring and other charges	2	7	5	59
(Gains) losses on sale of assets	(8)	3	(10)	(2)
Operating profit	191	145	390	276
Interest expense	79	101	162	201
(Gains) losses on business disposals	(368)	5	(368)	19
Loss on assets classified as held for sale	282	—	282	—
Other expense (income), net	15	(11)	16	(8)
Income before income taxes	183	50	298	64
Provision for income taxes	11	23	65	45
Net income	172	27	233	19
Net income attributable to non-controlling interests	2	—	3	1
Net income attributable to IFF shareholders	$170	$27	$230	$18

Net income per share - basic	$0.67	$0.11	$0.90	$0.07
Net income per share - diluted	$0.66	$0.11	$0.90	$0.07
Average number of shares outstanding - basic	255	255	255	255
Average number of shares outstanding - diluted	256	255	256	255

Statements of Comprehensive Income (Loss)
Net income	$172	$27	$233	$19
Other comprehensive (loss) income, after tax:
Foreign currency translation adjustments	(128)	60	(421)	344
Gains (losses) on derivatives qualifying as hedges	1	—	(6)	—
Pension and postretirement liability adjustment	3	(1)	8	(3)
Other comprehensive (loss) income	(124)	59	(419)	341
Comprehensive income (loss)	48	86	(186)	360
Comprehensive income attributable to non-controlling interests	2	—	3	1
Comprehensive income (loss) attributable to IFF shareholders	$46	$86	$(189)	$359

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(DOLLARS IN MILLIONS)	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash, cash equivalents, and restricted cash	$671	$709
Trade receivables (net of allowances)	1,775	1,726
Inventories	2,160	2,477
Assets held for sale	2,815	506
Prepaid expenses and other current assets	728	875
Total Current Assets	8,149	6,293
Property, plant and equipment, net	3,763	4,240
Goodwill	9,282	10,635
Other intangible assets, net	6,881	8,357
Operating lease right-of-use assets	663	689
Other assets	805	764
Total Assets	$29,543	$30,978
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt and current portion of long-term debt	$783	$885
Accounts payable	1,272	1,378
Accrued payroll and bonus	275	265
Dividends payable	102	207
Liabilities held for sale	231	46
Other current liabilities	762	977
Total Current Liabilities	3,425	3,758
Other Liabilities:
Long-term debt	8,596	9,186
Retirement liabilities	206	253
Deferred income taxes	1,833	1,937
Operating lease liabilities	620	642
Other liabilities	572	560
Total Other Liabilities	11,827	12,578
Commitments and Contingencies (Note 18)
Shareholders’ Equity:
Common stock $0.125 par value; 500,000,000 shares authorized; 275,726,629 shares issued as of June 30, 2024 and December 31, 2023; and 255,656,988 and 255,288,535 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	35	35
Capital in excess of par value	19,894	19,874
Accumulated deficit	(2,414)	(2,439)
Accumulated other comprehensive loss	(2,315)	(1,896)
Treasury stock, at cost (20,069,641 and 20,438,094 shares as of June 30, 2024 and December 31, 2023, respectively)	(946)	(963)
Total Shareholders’ Equity	14,254	14,611
Non-controlling interests	37	31
Total Shareholders’ Equity including Non-controlling interests	14,291	14,642
Total Liabilities and Shareholders’ Equity	$29,543	$30,978
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at April 1, 2023	275,726,629	$35	$19,844	$739	$(1,916)	(20,659,153)	$(973)	$32	$17,761
Net income				27					27
Other Comprehensive income					59				59
Cash dividends declared(1)				(206)					(206)
Stock options/SSARs			2			3,269			2
Vested restricted stock units and awards			(14)			150,986	7		(7)
Stock-based compensation			20						20
Purchase of NCI			(1)						(1)
Balance at June 30, 2023	275,726,629	$35	$19,851	$560	$(1,857)	(20,504,898)	$(966)	$32	$17,655

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at April 1, 2024	275,726,629	$35	$19,889	$(2,481)	$(2,191)	(20,407,096)	$(961)	$35	$14,326
Net income				170				2	172
Other Comprehensive (loss)					(124)				(124)
Cash dividends declared(1)				(102)					(102)
Stock options/SSARs						8,369			—
Vested restricted stock units and awards			(20)			329,086	15		(5)
Stock-based compensation			25						25
Other				(1)					(1)
Balance at June 30, 2024	275,726,629	$35	$19,894	$(2,414)	$(2,315)	(20,069,641)	$(946)	$37	$14,291

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2023	275,726,629	$35	$19,841	$955	$(2,198)	(20,758,166)	$(978)	$30	$17,685
Net income				18				1	19
Other Comprehensive income					341				341
Cash dividends declared(1)				(413)					(413)
Stock options/SSARs			(3)			58,886	3		—
Vested restricted stock units and awards			(18)			194,382	9		(9)
Stock-based compensation			32						32
Purchase of NCI			(1)						(1)
Other								1	1
Balance at June 30, 2023	275,726,629	$35	$19,851	$560	$(1,857)	(20,504,898)	$(966)	$32	$17,655

See Notes to Consolidated Financial Statements

(DOLLARS IN MILLIONS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2024	275,726,629	$35	$19,874	$(2,439)	$(1,896)	(20,438,094)	$(963)	$31	$14,642
Net income				230				3	233
Other Comprehensive (loss)					(419)				(419)
Cash dividends declared(1)				(204)					(204)
Stock options/SSARs			(2)			32,622	1		(1)
Vested restricted stock units and awards			(21)			335,831	16		(5)
Stock-based compensation			43						43
Other				(1)				3	2
Balance at June 30, 2024	275,726,629	$35	$19,894	$(2,414)	$(2,315)	(20,069,641)	$(946)	$37	$14,291
_______________________
(1)Cash dividends declared per common share were $0.40 and $0.81 for the three months ended June 30, 2024 and June 30, 2023, respectively, and $0.80 and $1.62 per share for the six months ended June 30, 2024 and June 30, 2023, respectively.
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2024	2023
Cash flows from operating activities:
Net income	$233	$19
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	524	563
Deferred income taxes	(77)	(27)
Loss on assets classified as held for sale	282	—
Gains on sale of assets	(10)	(2)
(Gains) Losses on business disposals	(368)	19
Stock-based compensation	43	32
Pension contributions	(11)	(18)
Impairment of goodwill	64	—
Inventory write-down	—	44
Changes in assets and liabilities:
Trade receivables	(293)	(70)
Inventories	4	333
Accounts payable	54	(92)
Accruals for incentive compensation	18	(77)
Other current payables and accrued expenses	(78)	(248)
Other assets/liabilities, net	(49)	(101)
Net cash provided by operating activities	336	375
Cash flows from investing activities:
Additions to property, plant and equipment	(200)	(290)
Proceeds from disposal of assets	16	21
Net proceeds received from business divestitures	848	821
Net cash provided by investing activities	664	552
Cash flows from financing activities:
Cash dividends paid to shareholders	(309)	(413)
Decrease in revolving credit facility and short-term borrowings	—	(100)
Net borrowings of commercial paper (maturities less than three months)	189	(28)
Principal payments of debt	(849)	(300)
Deferred and contingent consideration paid	(36)	(6)
Withholding tax paid on stock-based compensation	(14)	(11)
Other, net	(4)	(8)
Net cash used in financing activities	(1,023)	(866)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(38)	39
Net change in cash, cash equivalents and restricted cash	(61)	100
Cash, cash equivalents and restricted cash at beginning of year	735	552
Cash, cash equivalents and restricted cash at end of period	$674	$652
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$158	$191
Income taxes paid, net	185	404
Accrued capital expenditures	64	57
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
International Flavors & Fragrances Inc. and its subsidiaries (the “Registrant,” “IFF,” “the Company,” “we,” “us” and “our”) is a leading creator and manufacturer of food, beverage, health & biosciences, scent and pharma solutions and complementary adjacent products, including natural health ingredients, which are used in a wide variety of consumer products. Our products are sold principally to manufacturers of perfumes and cosmetics, hair and other personal care products, soaps and detergents, cleaning products, dairy, meat and other processed foods, beverages, snacks and savory foods, sweet and baked goods, sweeteners, dietary supplements, food protection, infant and elderly nutrition, functional food, and pharmaceutical excipients and oral care products.
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
Correction of Prior Year Consolidated Financial Statements
The Company revised Interest expense from $116 million to $101 million, and Other income, net from $26 million to $11 million, on its Consolidated Statements of Income and Comprehensive Income (Loss) for the three months ended June 30, 2023. The Company also revised Interest expense from $227 million to $201 million and Other income, net from $34 million to $8 million for the six months ended June 30, 2023. These adjustments had no impact on net income and reflect certain adjustments made to interest expense associated with the Company’s cash pooling arrangements. The impacts of these corrections are also presented in the related footnotes.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash reported in the Company’s balance sheet as of June 30, 2024, December 31, 2023, June 30, 2023 and December 31, 2022 were as follows:

(DOLLARS IN MILLIONS)	June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
Current assets
Cash and cash equivalents	$671	$703	$638	$483
Cash and cash equivalents included in Assets held for sale	3	26	3	52
Restricted cash	—	6	11	10
Non-current assets
Restricted cash included in Other assets	—	—	—	7
Cash, cash equivalents and restricted cash	$674	$735	$652	$552

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
The Company sold a total of approximately $882 million and $858 million of receivables under the Company’s own factoring agreements and customer sponsored factoring agreements for the six months ended June 30, 2024 and 2023, respectively. The cost of participating in these programs was approximately $8 million and $7 million for the three months ended June 30, 2024 and 2023, respectively, and was approximately $14 million and $12 million for the six months ended June 30, 2024 and 2023, respectively. These costs are included as a component of interest expense. Under the Company’s own factoring agreements for which the Company has continued responsibility to collect receivables and provide to its sponsor, it sold approximately $436 million and $425 million of receivables for the six months ended June 30, 2024 and 2023, respectively. The outstanding principal amounts of receivables under the Company’s own factoring agreements amounted to approximately $210 million and $196 million as of June 30, 2024 and December 31, 2023, respectively. The proceeds from the sales of receivables are included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows.
Expected Credit Losses
As of June 30, 2024, the Company reported $1.775 billion of trade receivables, net of allowances of $27 million. Based on the aging analysis as of June 30, 2024, less than 1% of the Company’s accounts receivable were past due by over 365 days based on the payment terms of the invoice.
The following is a roll-forward of the Company’s allowances for bad debts for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2024	2023
Balance at January 1	$52	$53
Bad debt expense (reversals)	(9)	8
Write-offs	(15)	—
Foreign exchange (gains) losses	(1)	2
Balance at June 30	$27	$63
Inventories
Inventories are stated at the lower of cost (on a weighted-average basis) or net realizable value. The Company’s inventories consisted of the following:

(DOLLARS IN MILLIONS)	June 30, 2024	December 31, 2023
Raw materials	$708	$779
Work in process	381	406
Finished goods	1,071	1,292
Total	$2,160	$2,477
Supply Chain Financing Program
In the fourth quarter of 2023, the Company entered into a supply chain financing (“SCF”) program. The SCF program is expected to be available to U.S. based suppliers starting in the second half of 2024. The Company makes continuous efforts to improve working capital efficiency and has worked with suppliers to optimize payment terms and conditions. The Company’s current payment terms with a majority of suppliers generally range from 0 to 180 days, which is deemed to be commercially reasonable. The Company’s SCF program is voluntary and will allow its suppliers to elect to sell the receivables owed to them by the Company to a third-party financial institution. The suppliers, at their own discretion, will determine the invoices they want to sell and directly negotiate the arrangements with the participating third-party financial institution. Supplier participation in the program is solely the decision of the supplier and has no bearing on the Company’s payment terms and amounts due with the supplier. The Company’s responsibility will be limited to making payments based upon the agreed contractual terms and arrangements. The Company will not provide any form of guarantees under the SCF program and will have no economic interest in the suppliers’ decision to participate in the SCF program. Amounts due to suppliers that elect to participate in the SCF program will be included in Accounts payable on the Consolidated Balance Sheets. The Company, or the third-party financial institution, may choose to terminate the agreement of the SCF program at any time upon 30 days’ prior written notice. The third-party financial institution may also terminate the agreement of the SCF program at any time upon three business days’ prior written notice in the event there are insufficient funds available for disbursements. As of June 30, 2024 and December 31, 2023, there were no amounts outstanding related to suppliers’ participation in the SCF program.
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

NOTE 2. NET INCOME PER SHARE
A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2024	2023	2024	2023
Net Income
Net income attributable to IFF shareholders	$170	$27	$230	$18
Adjustment related to (increase) in redemption value of redeemable non-controlling interests in excess of earnings allocated	—	(1)	—	(1)
Net income available to IFF shareholders	$170	$26	$230	$17
Shares
Weighted average common shares outstanding (basic)	255	255	255	255
Adjustment for assumed dilution:
Stock options and restricted stock awards	1	—	1	—
Weighted average shares assuming dilution (diluted)	256	255	256	255

Net Income per Share
Net income per share - basic(1)	$0.67	$0.11	$0.90	$0.07
Net income per share - diluted(1)	0.66	0.11	0.90	0.07
_______________________
(1)For the three months ended June 30, 2023, the basic and diluted net income per share cannot be recalculated based on the information presented in the table above due to rounding.
The Company declared a quarterly dividend to its shareholders of $0.40 and $0.81 per share for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, the Company declared quarterly dividends to its shareholders totaling $0.80 and $1.62, respectively.
For the three and six months ended June 30, 2024, there were approximately 0.3 million share equivalents that had an anti-dilutive effect and therefore were excluded from the computation of diluted net income per share in the period. For the three and six months ended June 30, 2023, there were approximately 0.4 million share equivalents that had an anti-dilutive effect and therefore were excluded from the computation of diluted net loss per share.
The Company has issued shares of Purchased Restricted Stock Units (“PRSUs”) which contain rights to non-forfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method.

The Company did not present the two-class method since the difference between basic net income per share for both unrestricted common shareholders and PRSU shareholders for the three and six months ended June 30, 2024 was less than $0.01 per share. The difference between basic net income per share for both unrestricted common shareholders and PRSU shareholders for the three months ended June 30, 2023 was less than $0.01 per share. There was no difference between basic net income per share for both unrestricted common shareholders and PRSU shareholders for the six months ended June 30, 2023. The difference between diluted net income per share for both unrestricted common shareholders and PRSU shareholders for the three and six months ended June 30, 2024 and 2023 was less than $0.01 per share. In addition, the number of PRSUs outstanding as of June 30, 2024 and 2023 was not material. Net income allocated to such PRSUs was not material for the three and six months ended June 30, 2024 and 2023.

NOTE 3. BUSINESS DIVESTITURES AND ASSETS AND LIABILITIES HELD FOR SALE
Divestiture of the Cosmetic Ingredients Business
During the third quarter of 2023, the Company announced it had entered into an agreement to sell its Cosmetic Ingredients business, which was a part of the Scent segment. The Company completed the divestiture on April 2, 2024, and received cash proceeds of approximately $841 million. The sale consideration is subject to certain post-closing adjustments, which is primarily related to cash, indebtedness and working capital balances.
The following table summarizes the fair value of sale consideration received in connection with the business divestiture:

(DOLLARS IN MILLIONS)
Cash proceeds from the buyer	$841
Direct costs to sell	(10)
Fair value of sale consideration	$831
The net proceeds received from the business divestiture presented under Cash flows from investing activities represent the cash portion of the sale consideration, which was determined as the fair value of sale consideration adjusted by the cash transferred to the buyer as part of the transaction. Amounts paid for direct costs to sell are presented under Cash flows from operating activities. The following table summarizes the different components of net proceeds received from business divestiture presented under Cash flows from investing activities:

(DOLLARS IN MILLIONS)
Cash proceeds from the buyer	$841
Cash transferred to the buyer	(32)
Net Cash flows from investing activities	$809
The carrying amount of net assets associated with the business unit, adjusted for currency translation adjustment, was approximately $466 million. The major classes of assets and liabilities sold consisted of the following:

(DOLLARS IN MILLIONS)	April 2, 2024
Assets
Cash and cash equivalents	$32
Trade receivables, net	18
Inventories	17
Property, plant and equipment, net	7
Goodwill	271
Other intangible assets, net	144
Operating lease right-of-use assets	10
Other assets	11
Total assets	510
Liabilities
Accounts payable	$(5)
Deferred tax liability	(25)
Other liabilities	(18)
Total liabilities	(48)
Equity
Accumulated other comprehensive income - currency translation adjustment	4
Total equity	4
Carrying value of net asset (adjusted for currency translation adjustment)	$466
As a result of the business divestiture, the Company recognized a pre-tax gain of approximately $365 million, subject to certain post-closing adjustments, presented in (Gains) losses on business disposals on the Consolidated Statements of Income and Comprehensive Income (Loss) for the three and six months ended June 30, 2024. The total income tax expense/(benefit) recognized was approximately $34 million, with approximately $(7) million that was recognized during the year ended December 31, 2023.
Divestiture of a Portion of the Savory Solutions Business
The Company completed the divestiture of a Portion of the Savory Solutions business on May 31, 2023, and received net cash proceeds of approximately $821 million. In addition, a receivable of approximately $37 million was recorded which reflected the remaining sale consideration that was received in January 2024.
As a result of the divestiture, the Company recognized a pre-tax loss of approximately $10 million presented in (Gains) losses on business disposals on the Consolidated Statements of Income and Comprehensive Income (Loss) for the three and six months ended June 30, 2023. There was a true-up settlement of $7 million for the three months ended December 31, 2023, resulting in a cumulative pre-tax loss of approximately $3 million. The Company also recognized the income tax effects associated with the transaction of approximately $7 million based on estimates as of June 30, 2023.
Liquidation of a Business in Russia
As part of the liquidation of a business in Russia for the sale of the portion of the Savory Solutions business, the Company recognized a pre-tax loss of approximately $10 million presented in the (Gains) losses on business disposals, and tax benefits of approximately $2 million presented in Provision for income taxes on the Consolidated Statements of Income and Comprehensive Income (Loss) for the six months ended June 30, 2023.
Assets and Liabilities Held for Sale
Pharma Solutions
During the first quarter of 2024, the Company announced it had entered into an agreement to sell its Pharma Solutions business, that is primarily made up of most businesses within the Company's existing Pharma Solutions reportable operating segment as well as certain adjacent businesses (the "Pharma Solutions disposal group"). The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2025.
The sale does not constitute a strategic shift of the Company’s operations and does not, and will not, have major effects on the Company’s operations and financial results. Therefore, the transaction does not meet the discontinued operations criteria.

The Company determined that the assets and liabilities of the Pharma Solutions disposal group met the criteria to be presented as “held for sale” during the second quarter of 2024. As a result, as of June 30, 2024, such assets and liabilities were classified as held for sale on the Consolidated Balance Sheets. The carrying value is subject to change based on developments leading up to the closing date.
The classification of the Pharma Solutions disposal group as held for sale was considered an event or change in circumstance which required an assessment of the existing Pharma Solutions reporting unit. The Company performed a pre-classification goodwill impairment test and determined that the fair value of the Pharma Solutions reporting unit exceeded the carrying value.
The Company engaged an independent third party to determine the fair value of the assets held for sale as of May 1, 2024, based upon the sale price including earn outs expected to be received from the buyer. The fair value of the earn out was based on a Monte Carlo simulation. Goodwill was allocated to the Pharma Solutions disposal group based upon the relative fair value of the businesses included in the disposal group compared to the reporting units to which the businesses relate. The Company then performed a post-classification goodwill impairment test and determined that the fair value was less than the carrying value of the Pharma Solutions disposal group. As such, the Company recorded a non-cash goodwill impairment charge of $64 million.
The Company also performed a goodwill impairment test of the remaining businesses in the Pharma Solutions reporting unit that were not classified as held for sale and determined that the fair value exceeded the carrying value.
The Company engaged an independent third-party to determine an updated fair value of the Pharma Solutions disposal group as of June 30, 2024. The Company determined that the fair value of $2,686 million (fair value of $2,717 million less estimated costs to sell of $31 million) of the Pharma Solutions disposal group was less than the carrying value. As such, the Company recorded a loss of $282 million in the second quarter of 2024 to adjust the carrying value of the disposal group to its fair value less cost to sell. The Company recorded the loss on classification of held for sale as a valuation allowance on the group of assets held for sale, without allocation to the individual assets or major classes of assets within the group. Due to the nature of estimates, the carrying value is subject to change based on developments leading up to the closing date, and the actual amounts realized upon sale may differ from amounts recognized as of June 30, 2024. Any difference will be recognized as a gain or loss in future financial statements.
The Company recognized income tax benefits of $56 million related to loss on assets classified as held for sale for the Pharma Solutions disposal group.

In addition, pursuant to the terms agreed under the 2026 Term Loan Facility, a portion of the net cash proceeds received from the sale of the Pharma Solutions disposal group, when and if completed, must be used to repay our borrowings under the 2026 Term Loan Facility. Therefore, the Company reclassified the 2026 Term Loan Facility balance from "Long-term debt" to "Short-term debt and current portion of long-term debt" (see Note 13).
As of December 31, 2023, the assets and liabilities of the Cosmetic Ingredients business met the criteria to be presented as "held for sale". The Company completed the divestiture on April 2, 2024 and therefore the assets and liabilities of the Cosmetic Ingredients business are not included in the Company's Consolidated Balance Sheets as of June 30, 2024.

Included in the Company’s Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 are the following carrying amounts of the assets and liabilities held for sale:

(DOLLARS IN MILLIONS)	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$3	$26
Trade receivables, net	170	15
Inventories	260	18
Property, plant and equipment, net	358	7
Goodwill(1)	1,163	276
Other intangible assets, net	1,056	146
Operating lease right-of-use assets	13	9
Other assets	74	9
Less: Loss recognized on assets held-for-sale(2)	(282)	—
Total assets held-for-sale	$2,815	$506
Liabilities
Accounts payable	$74	$4
Deferred tax liability	61	24
Other liabilities	96	18
Total liabilities held-for-sale	$231	$46
_______________________
(1)The goodwill balance in assets held for sale for the Pharma Solutions disposal group as of June 30, 2024, is presented net of $64 million of goodwill impairment.
(2)Includes the impact of $102 million, primarily related to loss on foreign currency translation, expected to be reclassified out of accumulated other comprehensive loss upon close of the sale.

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
N&B Merger Restructuring Liability
For the six months ended June 30, 2024, the Company had approximately $2 million of charges related to a lease impairment. Since the inception of the restructuring activities, there have been a total of approximately 215 headcount reductions and the Company has expensed approximately $49 million. As of December 31, 2023, the restructuring activities were completed related to employee exits. The Company continues to evaluate its owned and leased properties following the combination of IFF and DuPont de Nemours, Inc’s nutrition and biosciences business (“Merger with N&B”) and may incur additional costs to further consolidate its footprint.
2023 Restructuring Program
In December 2022, the Company announced a restructuring program mainly related to headcount reduction to improve its organizational and operating structure, drive efficiencies and achieve cost savings. For the six months ended June 30, 2024, the Company incurred approximately $3 million of charges related to severance. Since the inception of the restructuring program, the Company has expensed approximately $73 million and there have been a total of approximately 670 actual and planned headcount reductions.

Changes in Restructuring Liabilities
Changes in restructuring liabilities during the six months ended June 30, 2024 were as follows:

(DOLLARS IN MILLIONS)	Balance at January 1, 2024	Additional Charges (Reversals), Net	Non-Cash Charges	Cash Payments	Balance at June 30, 2024
N&B Merger Restructuring Liability
Other	$—	$2	$(2)	$—	$—
2023 Restructuring Program
Severance	14	3	—	(14)	3
Total Restructuring and other charges	$14	$5	$(2)	$(14)	$3
Restructuring liabilities are presented in “Other current liabilities” on the Consolidated Balance Sheets.
Charges by Segment
The following table summarizes the total amount of costs incurred in connection with the restructuring programs and activities by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2024	2023	2024	2023
Nourish	$1	$2	$3	$32
Health & Biosciences	—	1	1	11
Scent	1	4	1	14
Pharma Solutions	—	—	—	2
Total Restructuring and other charges	$2	$7	$5	$59

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
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2024	2023	2024	2023
Equity-based awards	$25	$20	$43	$32
Liability-based awards	1	—	2	—
Total stock-based compensation expense	26	20	45	32
Less: Tax benefit	(5)	(4)	(9)	(6)
Total stock-based compensation expense, after tax	$21	$16	$36	$26
As of June 30, 2024, there was approximately $112 million of total unrecognized compensation cost related to non-vested awards granted under the equity incentive plans.

NOTE 6. SEGMENT INFORMATION
The Company is organized into four reportable operating segments: Nourish, Health & Biosciences, Scent and Pharma Solutions.

Reportable segment information was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(DOLLARS IN MILLIONS)	2024	2023	2024	2023
Net sales:
Nourish	$1,478	$1,564	$2,974	$3,217
Health & Biosciences	558	522	1,089	1,035
Scent	603	592	1,248	1,200
Pharma Solutions	250	251	477	504
Consolidated	$2,889	$2,929	$5,788	$5,956
Segment Adjusted Operating EBITDA:
Nourish	$232	$181	$448	$389
Health & Biosciences	165	145	324	276
Scent	137	117	294	222
Pharma Solutions	54	67	100	126
Total	588	510	1,166	1,013
Depreciation & Amortization	(246)	(287)	(524)	(563)
Interest Expense	(79)	(101)	(162)	(201)
Other (Expense) Income, net	(15)	11	(16)	8
Restructuring and Other Charges (a)	(2)	(7)	(5)	(59)
Impairment of Goodwill b)	(64)	—	(64)	—
Gains (Losses) on Business Disposals c)	368	(5)	368	(19)
Loss on Assets Classified as Held for Sale d)	(282)	—	(282)	—
Acquisition, Divestiture and Integration Costs e)	(59)	(45)	(117)	(76)
Strategic Initiatives Costs f)	(12)	(9)	(16)	(22)
Regulatory Costs g)	(19)	(14)	(54)	(19)
Other h)	5	(3)	4	2
Income Before Taxes	$183	$50	$298	$64
_______________________

(a)	For 2024, represents costs related to lease impairment and severance as part of the Company's restructuring efforts. For 2023, represents costs primarily related to severance as part of the Company's restructuring efforts.
b)	Represents costs related to the impairment of goodwill related to the Pharma Solutions disposal group.
c)	For 2024, primarily represents gains recognized as part of the sale of the Cosmetic Ingredients business. For 2023, primarily represents losses recognized as part of the sale of a portion of the Savory Solutions business.
d)	Represents the loss recognized on assets classified as held for sale of the Pharma Solutions disposal group.
e)
For 2024 and 2023, primarily represents costs related to the Company's actual and planned acquisitions and divestitures and integration related activities primarily for N&B. These costs primarily consisted of external consulting fees, professional and legal fees and salaries of individuals who are fully dedicated to such efforts.

For the three months ended June 30, 2024, business divestiture and integration related costs were approximately $56 million and $3 million, respectively. For the three months ended June 30, 2023, business divestiture, integration and acquisition related costs were approximately $20 million, $20 million and $5 million, respectively. For the six months ended June 30, 2024, business divestiture and integration related costs were approximately $112 million and $5 million, respectively. For the six months ended June 30, 2023, business divestiture, integration and acquisition related costs were approximately $41 million, $30 million, and $5 million, respectively.

f)	Represents costs related to the Company's strategic assessment and business portfolio optimization efforts and reorganizing the Global Business Services Centers, primarily consulting fees.
g)	Represents costs primarily related to legal fees incurred and provisions recognized for the ongoing investigations of the fragrance businesses.
h)	Represents gains (losses) from sale of assets, executive employee separation costs and costs related to the Company's entity realignment project to optimize the structure of holding companies, primarily consulting fees.

Net sales, which are attributed to individual regions based upon the destination of product delivery, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2024	2023	2024	2023
Europe, Africa and Middle East	$972	$970	$1,949	$2,040
Greater Asia	681	673	1,363	1,361
North America	876	910	1,742	1,815
Latin America	360	376	734	740
Consolidated	$2,889	$2,929	$5,788	$5,956

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2024	2023	2024	2023
Net sales related to the U.S.	$822	$777	$1,633	$1,648
Net sales attributed to all foreign countries	2,067	2,152	4,155	4,308
No non-U.S. country had net sales greater than 10% of total consolidated net sales for each of the three and six months ended June 30, 2024 and 2023.

NOTE 7. EMPLOYEE BENEFITS
Pension and other defined contribution retirement plan expenses included the following components:

(DOLLARS IN MILLIONS)	U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest cost on projected benefit obligation(2)	$5	$6	$11	$13
Expected return on plan assets(2)	(6)	(8)	(12)	(16)
Net amortization and deferrals(2)	1	1	2	1
Net periodic benefit (income) cost	$—	$(1)	$1	$(2)

(DOLLARS IN MILLIONS)	Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service cost for benefits earned(1)	$6	$5	$12	$10
Interest cost on projected benefit obligation(2)	9	9	18	18
Expected return on plan assets(2)	(12)	(11)	(25)	(23)
Net amortization and deferrals(2)	1	(1)	3	(1)
Net periodic benefit (income) cost	$4	$2	$8	$4
_______________________
(1)Included as a component of Operating profit.
(2)Included as a component of Other expense (income), net.
The Company expects to contribute a total of $5 million to its U.S. pension plans and a total of $23 million to its non-U.S. pension plans during 2024. During the six months ended June 30, 2024, less than $1 million of contributions were made to the qualified U.S. pension plans, $9 million of contributions were made to the non-U.S. pension plans and $2 million of contributions were made with respect to the Company’s non-qualified U.S. pension plan.
(Income) expense recognized for post-retirement benefits other than pensions included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2024	2023	2024	2023
Interest cost on projected benefit obligation	$—	$1	$1	$2
Net amortization and deferrals	—	(2)	(1)	(3)
Total postretirement benefit (income) expense	$—	$(1)	$—	$(1)

The Company expects to make $4 million of payments related to its postretirement benefits other than pension plans during 2024. In the six months ended June 30, 2024, $2 million of benefit payments were made.

NOTE 8. OTHER (EXPENSE) INCOME, NET
Other (expense) income, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2024	2023	2024	2023
Foreign exchange losses	$(33)	$(18)	$(41)	$(33)
Interest income	3	1	6	1
Gain on China facility relocation	—	22	—	22
Pension-related benefit	1	5	3	10
Other	14	1	16	8
Other (expense) income, net	$(15)	$11	$(16)	$8

NOTE 9. INCOME TAXES
The effective tax rate for the three months ended June 30, 2024 was 6.0%, which was primarily driven by tax impacts on business divestitures and changes in the mix of earnings, some of which do not give rise to tax benefits due to valuation allowances.
The effective tax rate for the six months ended June 30, 2024 was 21.8%, which was primarily driven by tax impacts on business divestitures and changes in the mix of earnings, some of which do not give rise to tax benefits due to valuation allowances.
As of June 30, 2024, the Company had approximately $130 million of unrecognized tax benefits recorded in Other liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
As of June 30, 2024, the Company had accrued interest and penalties of approximately $49 million classified in Other liabilities.
As of June 30, 2024, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was approximately $179 million associated with tax positions asserted in various jurisdictions.
The Company regularly repatriates earnings from non-U.S. subsidiaries. As the Company repatriates these funds to the U.S., there will be required income taxes payable in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of June 30, 2024, the Company had a deferred tax liability of approximately $175 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where the Company intends to indefinitely reinvest the earnings to fund local operations and/or capital projects.

NOTE 10. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of the following amounts:

(DOLLARS IN MILLIONS)	June 30, 2024	December 31, 2023
Asset Type
Land	$169	$195
Buildings and improvements	1,729	1,822
Machinery and equipment	3,447	3,752
Information technology	510	473
Construction in process	288	400
Total Property, plant and equipment	6,143	6,642
Accumulated depreciation	(2,380)	(2,402)
Total Property, plant and equipment, net	$3,763	$4,240
Depreciation expense was $93 million and $115 million for the three months ended June 30, 2024 and 2023, respectively, and $203 million and $220 million for the six months ended June 30, 2024 and 2023, respectively.

Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time straight-line amortization of the capitalized interest begins over the estimated useful lives of the related assets. Capitalized interest was approximately $3 million and $4 million for the three months ended June 30, 2024 and 2023, and approximately $7 million and $8 million for the six months ended June 30, 2024 and 2023.

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill attributable to each reportable segment for the six months ended June 30, 2024 were as follows:

(DOLLARS IN MILLIONS)	Nourish	Health & Biosciences	Scent	Pharma Solutions	Total
Balance at January 1, 2024	$3,489	$4,391	$1,490	$1,265	$10,635
Transferred to assets held for sale(1)	(55)	—	—	(1,172)	(1,227)
Foreign exchange	(45)	(49)	(12)	(20)	(126)
Balance at June 30, 2024	$3,389	$4,342	$1,478	$73	$9,282
_______________________
(1)Recognized $64 million of impairment related to the Pharma Solutions disposal group classified as held for sale as of June 30, 2024. See Note 3 for additional information.
The goodwill balances at January 1, 2024 and June 30, 2024 included $2.623 billion and $2.250 billion of accumulated impairment related to the Nourish and Health & Biosciences reportable segments, respectively. The accumulated impairment relates to impairment charges recorded in 2023 and 2022.
Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	June 30,	December 31,
(DOLLARS IN MILLIONS)	2024	2023
Asset Type
Customer relationships	$7,176	$8,211
Technological know-how	1,987	2,355
Trade names & patents	280	337
Other	25	44
Total carrying value	9,468	10,947
Accumulated Amortization
Customer relationships	(1,642)	(1,619)
Technological know-how	(804)	(813)
Trade names & patents	(119)	(117)
Other	(22)	(41)
Total accumulated amortization	(2,587)	(2,590)
Other intangible assets, net	$6,881	$8,357
Amortization
Amortization expense was $153 million and $172 million for the three months ended June 30, 2024 and 2023, respectively, and $321 million and $343 million for the six months ended June 30, 2024 and 2023, respectively.
Amortization expense for the next five years, based on valuations and determinations of useful lives, is expected to be as follows:

(DOLLARS IN MILLIONS)	Remainder of 2024	2025	2026	2027	2028
Estimated future intangible amortization expense	$291	$580	$578	$492	$479

NOTE 12.    OTHER CURRENT ASSETS AND LIABILITIES, AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	June 30, 2024	December 31, 2023
Value-added tax receivable	$162	$187
Prepaid income taxes	132	178
Packaging materials and supplies	136	161
Prepaid expenses	217	184
Other	81	165
Total	$728	$875
Other assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	June 30, 2024	December 31, 2023
Deferred income taxes	$293	$278
Overfunded pension plans	119	139
Cash surrender value of life insurance contracts	52	49
Finance lease right-of-use assets	26	26
Equity method investments	11	11
Other(1)	304	261
Total	$805	$764
_______________________
(1)Includes long-term receivables, deposits, and land usage rights in China.

Other current liabilities consisted of the following amounts:

(DOLLARS IN MILLIONS)	June 30, 2024	December 31, 2023
Rebates and incentives payable	$103	$105
Value-added tax payable	44	77
Interest payable	61	65
Current pension and other postretirement benefit obligation	14	13
Earn outs payable(1)	—	32
Accrued restructuring	3	14
Current operating lease obligation	87	85
Accrued income taxes	57	194
Accrued expenses payable(1)	273	295
Other	120	97
Total	$762	$977
_______________________
(1)During the three months ended June 30, 2024, the Company paid $36 million to the Seller as part of the acquisition of Health Wright Products, Inc., out of which $30 million related to "Earn outs payable", and $6 million related to escrow funds which were recorded within "Accrued expenses payable".

NOTE 13.    DEBT
Debt consisted of the following:

(DOLLARS IN MILLIONS)	Effective Interest Rate	June 30, 2024	December 31, 2023
2024 Euro Notes(1)	1.88%	$—	$552
2025 Notes(1)	1.22%	1,000	1,000
2026 Euro Notes(1)	1.93%	855	879
2027 Notes(1)	1.56%	1,211	1,212
2028 Notes(1)	4.57%	398	398
2030 Notes(1)	2.21%	1,508	1,508
2040 Notes(1)	3.04%	772	773
2047 Notes(1)	4.44%	495	495
2048 Notes(1)	5.12%	787	787
2050 Notes(1)	3.21%	1,568	1,569
2024 Term Loan Facility(1)	3.75%	—	270
2026 Term Loan Facility(1)	5.82%	594	625
Revolving Credit Facility(2)		—	—
Commercial paper(3)		189	—
Bank overdrafts and other		2	3
Total debt		9,379	10,071
Less: Short-term borrowings(4)		(783)	(885)
Total Long-term debt		$8,596	$9,186
_______________________
(1)Amount is net of unamortized discount and debt issuance costs.
(2)The interest rate on the Revolving Credit Facility is, at the applicable borrower’s option, a per annum rate equal to either (x) an eurocurrency rate plus an applicable margin varying from 1.125% to 1.750% or (y) a base rate plus an applicable margin varying from 0.125% to 0.750%, in each case depending on the public debt ratings for non-credit enhanced long-term senior unsecured debt issued by the Company.
(3)The effective interest rate of commercial paper issuances fluctuates as short-term interest rates and demand fluctuate, and deferred debt issuance costs are immaterial. Additionally, the effective interest rate of commercial paper is not meaningful as issuances do not materially differ from short-term interest rates.
(4)Includes bank borrowings, commercial paper, overdrafts and current portion of long-term debt.
Commercial Paper
For the six months ended June 30, 2024, the Company had gross issuances of $3.298 billion and repayments of $3.109 billion under the commercial paper program. The commercial paper issued had original maturities of less than 42 days. For the six months ended June 30, 2023, the Company had gross issuances of $3.535 billion and repayments of $3.563 billion under the commercial paper program. The commercial paper issued had original maturities of less than 86 days.
The commercial paper program is backed by the borrowing capacity available under the Revolving Credit Facility. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense.
Revolving Credit Facility
For the six months ended June 30, 2024, the Company had drawdowns of $250 million under the Revolving Credit Facility and repayments of $250 million under the Revolving Credit Facility. For the six months ended June 30, 2023, the Company had drawdowns of $800 million and repayments of $900 million under the Revolving Credit Facility.

Term Loan Facility
Pursuant to the terms agreed under the 2026 Term Loan Facility, a portion of the net cash proceeds received from the sale of the Pharma Solutions disposal group, when and if completed, must be used to repay our borrowings under the 2026 Term Loan Facility. Therefore, the Company reclassified the 2026 Term Loan Facility balance from "Long-term debt" to "Short-term debt and current portion of long-term debt" (see Note 3).
Repayments of Debt
On February 1, 2024 and March 14, 2024, the Company made a $270 million and €500 million debt repayment at maturity related to the 2024 Term Loan Facility and 2024 Euro Notes, respectively, which were primarily funded from commercial paper issuances, which were subsequently repaid using proceeds received from the divestiture of the Cosmetic Ingredients business.
For the six months ended June 30, 2024, the Company made quarterly debt repayments totaling approximately $31 million related to the 2026 Term Loan Facility in accordance with the terms of the debt agreement.
For the six months ended June 30, 2023, the Company made a $300 million debt repayment related to the 2023 Notes at maturity, which was funded from the issuance of $400 million under the Revolving Credit Facility. The issuance under the Revolving Credit Facility was repaid in June 2023.

NOTE 14.   LEASES
The Company has leases for corporate offices, manufacturing facilities, research and development facilities and certain transportation and office equipment. The Company’s leases have remaining lease terms of up to 50 years, some of which include options to extend the leases for up to 15 years.
The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(DOLLARS IN MILLIONS)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating leases
Operating lease cost	$32	$40	$64	$73
Variable lease cost	12	16	28	32
Total operating lease cost	$44	$56	$92	$105
Finance leases
Finance lease cost	$3	$2	$6	$4
Supplemental cash flow information related to leases was as follows:

	Six Months Ended	Six Months Ended
(DOLLARS IN MILLIONS)	June 30, 2024	June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$60	$64
Operating cash flows for finance leases	1	—
Financing cash flows for finance leases	5	4
Right-of-use assets obtained in exchange for lease obligations
Operating leases	44	57
Finance leases	8	6
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
The carrying values and the estimated fair values of financial instruments at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024		December 31, 2023
(DOLLARS IN MILLIONS)	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 1
Cash and cash equivalents(1)	$671	$671	$703	$703
LEVEL 2
Credit facilities and bank overdrafts(2)	2	2	3	3
Derivatives
Derivative assets(3)	4	4	41	41
Derivative liabilities(3)	147	147	165	165
Commercial paper(2)	189	189	—	—
Long-term debt:
2024 Euro Notes(4)	—	—	552	549
2025 Notes(4)	1,000	946	1,000	924
2026 Euro Notes(4)	855	821	879	835
2027 Notes(4)	1,211	1,070	1,212	1,049
2028 Notes(4)	398	386	398	389
2030 Notes(4)	1,508	1,249	1,508	1,240
2040 Notes(4)	772	532	773	536
2047 Notes(4)	495	384	495	382
2048 Notes(4)	787	687	787	678
2050 Notes(4)	1,568	986	1,569	1,029
2024 Term Loan Facility(5)	—	—	270	270
2026 Term Loan Facility(5)	594	594	625	625
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
Hedges Related to Issuances of Debt
As of June 30, 2024, the Company designated approximately $855 million of Euro Notes as a hedge of a portion of its net European investments. Accordingly, the change in the value of the debt that is attributable to foreign exchange movements is recorded in Other comprehensive income (“OCI”) as a component of foreign currency translation adjustments in the accompanying Consolidated Statements of Income and Comprehensive Income (Loss).
Cross Currency Swaps
The Company has twelve EUR/USD cross currency swaps with a notional value of $1.400 billion that mature through November 2030. The swaps all qualified as net investment hedges in order to mitigate a portion of the Company’s net European investments from foreign currency risk. As of June 30, 2024, the twelve swaps were in a liability position with an aggregate fair value of $115 million, which were classified as Other liabilities on the Consolidated Balance Sheets. Changes in fair value related to cross currency swaps are recorded in OCI.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of June 30, 2024 and December 31, 2023:

(DOLLARS IN MILLIONS)	June 30, 2024	December 31, 2023
Foreign currency contracts(1)	$(3,318)	$(1,400)
Commodity contracts(1)	5	7
Cross currency swaps	1,400	1,400
_______________________
(1)Foreign currency contracts and commodity contracts are presented net of contracts bought and sold.
The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected on the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023:

	June 30, 2024
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency contracts	$—	$4	$4
Total derivative assets	$—	$4	$4
Derivative liabilities(2)
Foreign currency contracts	$—	$32	$32
Cross currency swaps	115	—	115
Total derivative liabilities	$115	$32	$147

	December 31, 2023
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency contracts	$—	$41	$41
Total derivative assets	$—	$41	$41
Derivative liabilities(2)
Foreign currency contracts	$—	$4	$4
Cross currency swaps	161	—	161
Total derivative liabilities	$161	$4	$165
 _______________________
(1)Derivative assets are recorded to Prepaid expenses and other current assets on the Consolidated Balance Sheets.
(2)Derivative liabilities are recorded to Other current liabilities and Other liabilities on the Consolidated Balance Sheets.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments on the Consolidated Statements of Income and Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023:

	Amount of Gain (Loss) Recognized in Income on Derivative Settlements		Amount of Gain (Loss) Recognized in Income on Changes in Fair Value		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Three Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Foreign currency contracts(1)	$(43)	$(7)	$4	$7	Other expense (income), net
Commodity contracts	—	2	—	—	Cost of goods sold
Total	$(43)	$(5)	$4	$7

	Amount of Gain (Loss) Recognized in Income on Derivative Settlements		Amount of Gain (Loss) Recognized in Income on Changes in Fair Value		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Six Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Foreign currency contracts(1)	$(41)	$(7)	$(64)	$11	Other expense (income), net
Commodity contracts	(1)	2	—	—	Cost of goods sold
Total	$(42)	$(5)	$(64)	$11
_______________________
(1)The foreign currency contract net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative and non-derivative instruments designated as cash flow and net investment hedging instruments, net of tax, on the Consolidated Statements of Income and Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023:

	Amount of Gain (Loss) Recognized in OCI on Derivative and Non-Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (“AOCI”) into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
(DOLLARS IN MILLIONS)	2024	2023		2024	2023
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$1	$—	Cost of goods sold	$—	$—
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	13	(30)	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	—	(2)	N/A	—	—
2026 Euro Notes	5	(4)	N/A	—	—
Total	$19	$(36)		$—	$—

	Amount of Gain (Loss) Recognized in OCI on Derivative and Non-Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
	2024	2023		2024	2023
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$(7)	$—	Cost of goods sold	$—	$—
Commodity contracts	1	—	Cost of goods sold	—	—
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	36	(33)	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	3	(11)	N/A	—	—
2026 Euro Notes	20	(18)	N/A	—	—
Total	$53	$(62)		$—	$—
The ineffective portion of the above noted net investment hedges was approximately $3 million and $7 million for each of the three and six months ended June 30, 2024 and 2023 respectively, and was recorded as a reduction to Interest expense on the Consolidated Statements of Income and Comprehensive Income (Loss).
At June 30, 2024, based on current market rates, the Company does not expect any material derivative losses (net of tax), included in AOCI, to be reclassified into earnings within the next 12 months.

NOTE 16.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present changes in the accumulated balances for each component of other comprehensive (loss) income, including current period other comprehensive (loss) income and reclassifications out of accumulated other comprehensive loss, for the three and six months ended June 30, 2024 and 2023:

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of April 1, 2024	$(1,945)	$(6)	$(240)	$(2,191)
OCI before reclassifications	(132)	1	1	(130)
Reclassifications due to business divestitures	4	—	—	4
Amounts reclassified from AOCI	—	—	2	2
Net current period other comprehensive income (loss)	(128)	1	3	(124)
Accumulated other comprehensive (loss), net of tax, as of June 30, 2024	$(2,073)	$(5)	$(237)	$(2,315)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of January 1, 2024	$(1,652)	$1	$(245)	$(1,896)
OCI before reclassifications	(425)	(6)	4	(427)
Reclassifications due to business divestitures	4	—	—	4
Amounts reclassified from AOCI	—	—	4	4
Net current period other comprehensive income (loss)	(421)	(6)	8	(419)
Accumulated other comprehensive (loss), net of tax, as of June 30, 2024	$(2,073)	$(5)	$(237)	$(2,315)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of April 1, 2023	$(1,782)	$1	$(135)	$(1,916)
OCI before reclassifications	18	—	1	19
Reclassifications due to business divestitures	42	—	(1)	41
Amounts reclassified from AOCI	—	—	(1)	(1)
Net current period other comprehensive income (loss)	60	—	(1)	59
Accumulated other comprehensive (loss) income, net of tax, as of June 30, 2023	$(1,722)	$1	$(136)	$(1,857)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of January 1, 2023	$(2,066)	$1	$(133)	$(2,198)
OCI before reclassifications	302	—	—	302
Reclassifications due to business divestitures	42	—	(1)	41
Amounts reclassified from AOCI	—	—	(2)	(2)
Net current period other comprehensive income (loss)	344	—	(3)	341
Accumulated other comprehensive (loss) income, net of tax, as of June 30, 2023	$(1,722)	$1	$(136)	$(1,857)
The following table provides details about reclassifications out of Accumulated other comprehensive loss to the Consolidated Statements of Income and Comprehensive Income (Loss):

	Three Months Ended June 30,		Affected Line Item in the Consolidated Statements of Income and Comprehensive (Loss) Income
(DOLLARS IN MILLIONS)	2024	2023
Gains (losses) on pension and postretirement liability adjustments
Prior service cost	$—	$1	(1)
Actuarial losses	(2)	—	(1)
Tax	—	—	Provision for income taxes
Total	$(2)	$1	Total, net of income taxes

	Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Income and Comprehensive Income (Loss)
(DOLLARS IN MILLIONS)	2024	2023
Gains (losses) on pension and postretirement liability adjustments
Prior service cost	$1	$2	(1)
Actuarial losses	(5)	—	(1)
Tax	—	—	Provision for income taxes
Total	$(4)	$2	Total, net of income taxes
 _______________________
(1)The amortization of prior service cost and actuarial loss is included in the computation of net periodic benefit cost. Refer to Note 15 of the Company’s 2023 Form 10-K for additional information regarding net periodic benefit cost.

NOTE 17.    COMMITMENTS AND CONTINGENCIES
Guarantees and Letters of Credit
The Company has various bank guarantees, letters of credit and surety bonds which are used to support its ongoing business operations, satisfy governmental requirements associated with pending litigation in various jurisdictions and the payment of customs duties.
As of June 30, 2024, the Company had a total of approximately $216 million of bank guarantees, commercial guarantees, standby letters of credit and surety bonds with various financial institutions. Included in the above aggregate amount was a total of approximately $10 million for other assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011. There was a total of approximately $56 million outstanding under the bank guarantees, standby letters of credit and commercial guarantees as of June 30, 2024.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $7 million as of June 30, 2024.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of June 30, 2024, the Company had a total capacity of approximately $1.876 billion of lines of credit with various financial institutions, in addition to the $1.696 billion of capacity under the Revolving Credit Facility. Pursuant to these lines of credit as of June 30, 2024, there were total draw downs of approximately $189 million related to the issuances of commercial paper. See Note 13 for additional information.
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
Litigation Matters
Two motions to approve securities class actions were filed in the Tel Aviv District Court, Israel, in August 2019, alleging, among other things, false and misleading statements largely in connection with IFF’s acquisition of Frutarom and improper payments made by Frutarom businesses operating principally in Russia and Ukraine to representatives of customers. One motion (“Borg”) asserted claims under the U.S. federal securities laws against IFF, its former Chairman and CEO, and its former CFO. The Borg case is now dismissed. The other motion (“Oman”) (following an initial amendment) asserted claims under the Israeli Securities Act-1968 against IFF, its former Chairman and CEO, and its former CFO, and against Frutarom and certain former Frutarom officers and directors, as well as claims under the Israeli Companies Act-1999 against certain former Frutarom officers and directors. On July 14, 2022, the court approved the parties’ motion to mediate the dispute, which postpones all case deadlines until after the mediation. The parties held mediation meetings on September 13, 2022, November 22, 2022, March 1, 2023, November 2023, March 3, 2024 and April 1, 2024. In May 2024, the court granted the parties' joint motion proposing certain case deadlines, setting an evidentiary hearing on the motion to approve class action in February 2025.
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

On March 7, 2023, the European Commission (“EC”) and the United Kingdom Competition and Markets Authority (“CMA”) carried out unannounced inspections of certain of IFF’s facilities. On the same day, IFF was served with a grand jury subpoena by the Antitrust Division of the U.S. Department of Justice (“DOJ”). IFF understands the EC, CMA, DOJ and the Swiss Competition Commission are investigating potential anticompetitive conduct as it relates to IFF’s fragrance businesses. IFF has been and intends to continue cooperating with these investigations. During the first six months of 2024, IFF recognized a provision of €15.9 million in connection with a settlement with the European Commission. This settlement pertains to a charge related to the deletion of messages relevant to the investigation by a former Scent employee. This settlement does not conclude the ongoing antitrust investigation. IFF is currently unable, however, to predict or determine the duration or outcome of the investigations, or whether the outcome of the investigations will materially impact the Company’s results of operations, liquidity or financial condition.

Additionally, the Company from time to time receives complaints from customers regarding product quality, performance or other aspects of its ongoing relationships. The Company is unable to determine whether the potential settlement of customer claims, if any, will materially impact the Company's results of operations, liquidity, or financial condition.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, the Company believes it has valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, the Company is required to, and has provided, bank guarantees and pledged assets in the aggregate amount of approximately $17 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
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
Our Scent segment creates fragrance compounds and fragrance ingredients that are integral elements in the world’s finest perfumes and best-known household and personal care products. Consumer insights science and creativity are at the heart of our Scent business, and, along with our unique portfolio of natural and synthetic ingredients, global footprint, innovative technologies and know-how, and customer intimacy, we believe these make us a market leader in scent products. The Scent segment is comprised of Fragrance Compounds and Fragrance Ingredients. We completed the divestiture of our Cosmetic Ingredients business on April 2, 2024.
Our Pharma Solutions segment produces, among other things, a vast portfolio of cellulosics and seaweed-based pharmaceutical excipients, used to improve the functionality and delivery of active pharmaceutical ingredients, including controlled or modified drug release formulations, and enabling the development of more effective pharmaceutical finished dosage formulations. Our excipients are used in prescription and over-the-counter pharmaceuticals and dietary supplements. Our Pharma Solutions products also serve a variety of other specialty and industrial end-uses including coatings, inks, electronics, agriculture and consumer products. On March 19, 2024, we announced the sale process and entered into an agreement to sell our Pharma Solutions business, that is primarily made up of most businesses within the Company's existing Pharma Solutions reportable segment as well as certain adjacent businesses. See Note 3 for additional information.
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
For each of the three and six months ended June 30, 2024 and 2023, total sales to Israeli customers were less than 1% of total sales.
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
For the three and six months ended June 30, 2024, sales to Russian customers were approximately 2% and 1% of total sales, respectively. For the three and six months ended June 30, 2023, sales to Russian customers were approximately 1% and 2% of total sales, respectively.
For each of the three and six months ended June 30, 2024 and 2023, sales to Ukrainian customers were less than 1% of total sales.
We have a reserve of approximately $2 million related to expected credit losses on receivables from customers located in Russia and Ukraine. For additional information, refer to Note 1 and Part I, Item 1A, “Risk Factors,” of our 2023 Form 10-K.
Financial Performance Overview
Sales
Sales in the second quarter of 2024 decreased $40 million, or 1% on a reported basis, to $2.889 billion compared to $2.929 billion in the 2023 period. On a currency neutral basis, sales in the second quarter of 2024 increased 2% compared to the 2023 period. Exchange rate variations had an unfavorable impact on net sales for the second quarter of 2024 of 3%. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies. The increase in currency neutral sales was primarily driven by volume increases across various businesses, offset by divestiture impacts of approximately $134 million from the sale of a portion of the Savory Solutions business, Flavor Specialty Ingredients ("FSI") business, and Cosmetic Ingredients business (“change in business portfolio mix due to divestitures”).
Gross profit in the second quarter of 2024 increased $135 million, or 14%, to $1.068 billion (37.0% of sales) compared to $933 million (31.9% of sales) in the 2023 period. The increase in gross profit was primarily driven by volume increases, productivity gains and favorable net pricing, offset in part by the change in business portfolio mix due to divestitures.

RESULTS OF OPERATIONS

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2024	2023		Change	2024	2023		Change
Net sales	$2,889	$2,929		(1)%	$5,788	$5,956		(3)%
Cost of goods sold	1,821	1,996		(9)%	3,696	4,059		(9)%
Gross profit	1,068	933		14%	2,092	1,897		10%
Research and development (R&D) expenses	173	161		7%	339	322		5%
Selling and administrative (S&A) expenses	493	445		11%	983	899		9%
Amortization of acquisition-related intangibles	153	172		(11)%	321	343		(6)%
Impairment of goodwill	64	—		NMF	64	—		NMF
Restructuring and other charges	2	7		(71)%	5	59		(92)%
(Gains) losses on sale of assets	(8)	3		NMF	(10)	(2)		NMF
Operating profit	191	145		32%	390	276		41%
Interest expense	79	101		(22)%	162	201		(19)%
(Gains) losses on business disposals	(368)	5		NMF	(368)	19		NMF
Loss on assets classified as held for sale	282	—		NMF	282	—		NMF
Other expense (income), net	15	(11)		(236)%	16	(8)		NMF
Income before income taxes	183	50		266%	298	64		NMF
Provision for income taxes	11	23		(52)%	65	45		44%
Net income	$172	$27		NMF	$233	$19		NMF
Net income attributable to non-controlling interests	2	—		NMF	3	1		200%
Net income attributable to IFF shareholders	$170	$27		NMF	$230	$18		NMF
Net income per share - diluted	$0.66	$0.11		NMF	$0.90	$0.07		NMF
Gross margin	37.0%	31.9%		NMF	36.1%	31.9%		NMF
R&D as a percentage of sales	6.0%	5.5%	50	bps	5.9%	5.4%	50	bps
S&A as a percentage of sales	17.1%	15.2%	190	bps	17.0%	15.1%	190	bps
Operating margin	6.6%	5.0%	160	bps	6.7%	4.6%	210	bps
Effective tax rate	6.0%	46.0%		NMF	21.8%	70.3%		NMF
Segment net sales
Nourish	$1,478	$1,564		(5)%	$2,974	$3,217		(8)%
Health & Biosciences	558	522		7%	1,089	1,035		5%
Scent	603	592		2%	1,248	1,200		4%
Pharma Solutions	250	251		0%	477	504		(5)%
Consolidated	$2,889	$2,929			$5,788	$5,956
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

SECOND QUARTER 2024 IN COMPARISON TO SECOND QUARTER 2023
Sales Performance by Segment

	% Change in Sales - Second Quarter 2024 vs. Second Quarter 2023
	Reported	Currency Neutral(1)
Nourish	-5%	-2%
Health & Biosciences	7%	9%
Scent	2%	7%
Pharma Solutions	0%	0%
Total	-1%	2%
_______________________
(1)Currency neutral sales is calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
Nourish
Nourish sales in 2024 decreased $86 million, or 5% on a reported basis, to $1.478 billion compared to $1.564 billion in the prior year period. On a currency neutral basis, Nourish sales decreased 2% in 2024 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, performance in the Nourish operating segment was driven by the divestiture of the portion of the Savory Solutions business with an impact of approximately $89 million and price decreases across various business units, offset in part by volume increases across various business units.
Health & Biosciences
Health & Biosciences sales in 2024 increased $36 million, or 7% on a reported basis, to $558 million compared to $522 million in the prior year period. On a currency neutral basis, Health & Biosciences sales increased 9% in 2024 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, performance in the Health & Biosciences operating segment was driven by volume increases across various business units.
Scent
Scent sales in 2024 increased $11 million, or 2% on a reported basis, to $603 million compared to $592 million in the prior year period. On a currency neutral basis, Scent sales increased 7% in 2024 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, performance in the Scent operating segment was driven by volume and price increases in the fragrance compounds and fragrance ingredients business units, offset in part by the divestitures of the FSI business and Cosmetic Ingredients business with an impact of approximately $45 million.
Pharma Solutions
Pharma Solutions sales in 2024 remained flat at $250 million compared to $251 million in the prior year period. On a currency neutral basis, Pharma Solutions sales were flat in 2024 compared to the prior year. Performance in the Pharma Solutions operating segment was driven by volume increases, offset by price decreases in selective end markets.
Cost of Goods Sold
Cost of goods sold decreased $175 million to $1.821 billion (63.0% of sales) in the second quarter of 2024 compared to $1.996 billion (68.1% of sales) in the second quarter of 2023. The decrease in cost of goods sold was primarily driven by lower raw material costs and manufacturing expenses, lower unfavorable manufacturing absorption compared to the prior year period, positive net pricing and productivity compared to the prior year period, and the change in business portfolio mix due to divestitures, with an impact of approximately $86 million, offset in part by volume increases in sales.
Research and Development (R&D) Expenses
R&D expenses increased $12 million to $173 million (6.0% of sales) in the second quarter of 2024 compared to $161 million (5.5% of sales) in the second quarter of 2023. The increase in R&D expenses was primarily driven by an increase in incentive compensation expense, offset in part by the change in business portfolio mix due to divestitures.
Selling and Administrative (S&A) Expenses
S&A expenses increased $48 million to $493 million (17.1% of sales) in the second quarter of 2024 compared to $445 million (15.2% of sales) in the second quarter of 2023. The increase in S&A expenses was primarily driven by increased incentive compensation expense, higher professional and legal fees incurred and provisions for the ongoing investigations of the fragrance businesses, offset in part by the change in business portfolio mix due to divestitures.

Amortization of Acquisition-Related Intangibles
Amortization expenses decreased to $153 million in the second quarter of 2024 compared to $172 million in the second quarter of 2023. The decrease in amortization expense was primarily driven by the reduction in intangible assets as a result of the change in business portfolio mix due to divestitures and intangible assets of the Pharma Solutions disposal group being classified as “held for sale,” and therefore no longer recognizing amortization expense on those intangible assets. See Note 3 for additional information.
Impairment of Goodwill
The impairment of goodwill was $64 million in the second quarter of 2024. See Note 3 for additional information.
Restructuring and Other Charges
Restructuring and other charges was $2 million in the second quarter of 2024 compared to $7 million in the second quarter of 2023. The decrease was driven by lower severance costs incurred compared to the prior year period. See Note 4 for additional information.
Interest Expense
Interest expense decreased to $79 million in the second quarter of 2024 compared to $101 million in the second quarter of 2023. The decrease in interest expense was due to lower debt outstanding. See Note 13 for additional information.
(Gains) Losses on Business Disposals
(Gains) losses on business disposals increased to $(368) million in the second quarter of 2024 compared to $5 million in the second quarter of 2023. The increase was primarily driven by the gain recognized on the Cosmetic Ingredients business divestiture. See Note 3 for additional information.
Loss on Assets Classified as Held for Sale
Loss on assets classified as held for sale was $282 million in the second quarter of 2024. See Note 3 for additional information.
Other Expense (Income), Net
Other expense (income), net, was $15 million in the second quarter of 2024 compared to $(11) million in the second quarter of 2023. The decrease of $26 million was primarily due to higher foreign exchange losses. See Note 8 for additional information.
Income Taxes
The effective tax rate for the three months ended June 30, 2024 was 6.0% compared to 46.0% for the three months ended June 30, 2023. The quarter-over-quarter decrease was primarily driven by an increase in pre-tax income, changes in the mix of earnings and in tax impacts on business divestitures.
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

	Three Months Ended June 30,
(DOLLARS IN MILLIONS)	2024	2023
Segment Adjusted Operating EBITDA:
Nourish	$232	$181
Health & Biosciences	165	145
Scent	137	117
Pharma Solutions	54	67
Total	588	510
Depreciation & Amortization	(246)	(287)
Interest Expense	(79)	(101)
Other (Expense) Income, net	(15)	11
Restructuring and Other Charges	(2)	(7)
Impairment of Goodwill	(64)	—
Gains (Losses) on Business Disposals	368	(5)
Loss on Assets Classified as Held for Sale	(282)	—
Acquisition, Divestiture and Integration Costs	(59)	(45)
Strategic Initiatives Costs	(12)	(9)
Regulatory Costs	(19)	(14)
Other	5	(3)
Income Before Taxes	$183	$50
Segment Adjusted Operating EBITDA margin:
Nourish	15.7%	11.6%
Health & Biosciences	29.6%	27.8%
Scent	22.7%	19.8%
Pharma Solutions	21.6%	26.7%
Consolidated	20.4%	17.4%
Nourish Segment Adjusted Operating EBITDA
Nourish Segment Adjusted Operating EBITDA increased $51 million, or 28% on a reported basis, to $232 million in the second quarter of 2024 (15.7% of segment sales) from $181 million (11.6% of segment sales) in the comparable 2023 period. On a currency neutral basis, Nourish Segment Adjusted Operating EBITDA increased 40% in 2024 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, the performance was primarily driven by volume increases, favorable net pricing and productivity gains, offset in part by the impact of the divestiture of the portion of the Savory Solutions business.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA increased $20 million, or 14% on a reported basis, to $165 million in the second quarter of 2024 (29.6% of segment sales) from $145 million (27.8% of segment sales) in the comparable 2023 period. On a currency neutral basis, Health & Biosciences Segment Adjusted Operating EBITDA increased 12% in 2024 compared to the prior year period as exchange rate variations had a favorable impact. In addition, the performance was primarily driven by volume increases, favorable net pricing and productivity gains.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA increased $20 million, or 17% on reported basis, to $137 million in the second quarter of 2024 (22.7% of segment sales) from $117 million (19.8% of segment sales) in the comparable 2023 period. On a currency neutral basis, Scent Segment Adjusted Operating EBITDA increased 37% in 2024 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, the performance was primarily driven by favorable net pricing, volume increases and productivity gains, offset in part by the impact of the divestiture of the FSI business and Cosmetic Ingredients business.

Pharma Solutions Segment Adjusted Operating EBITDA
Pharma Solutions Segment Adjusted Operating EBITDA decreased $13 million, or 19% on a reported basis, to $54 million in the second quarter of 2024 (21.6% of segment sales) from $67 million (26.7% of segment sales) in the comparable 2023 period. On a currency neutral basis, Pharma Solutions Segment Adjusted Operating EBITDA decreased 17% in 2024 compared to the prior year period as exchange rate variations had a favorable impact. The decrease was primarily driven by favorable one-off items in the 2023 period which did not recur in the 2024 period, and higher incentive compensation accruals in the 2024 period.

FIRST SIX MONTHS 2024 IN COMPARISON TO FIRST SIX MONTHS 2023
Sales
Sales for the first six months of 2024 decreased $168 million, or 3% on a reported basis, to $5.788 billion compared to $5.956 billion in the 2023 period. On a currency neutral basis, sales for the first six months of 2024 was flat compared to the 2023 period. Exchange rate variations had an unfavorable impact on net sales in the first six months of 2024 of 3%. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies. In addition, the decrease in sales was primarily driven by the change in business portfolio mix due to divestitures which was approximately $288 million, offset in part by volume increases across various business lines.
Sales Performance by Segment

	% Change in Sales - First Six Months 2024 vs. First Six Months 2023
	Reported	Currency Neutral(1)
Nourish	-8%	-4%
Health & Biosciences	5%	7%
Scent	4%	10%
Pharma Solutions	-5%	-6%
Total	-3%	0%
_______________________
(1)Currency neutral sales is calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
Nourish
Nourish sales in 2024 decreased $243 million, or 8% on a reported basis, to $2.974 billion compared to $3.217 billion in the prior year period. On a currency neutral basis, Nourish sales decreased 4% in 2024 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, performance in the Nourish operating segment was driven by the divestiture of the portion of the Savory Solutions business with an impact of approximately $223 million and price decreases, offset in part by volume increases across all business units.
Health & Biosciences
Health & Biosciences sales in 2024 increased $54 million, or 5% on a reported basis, to $1.089 billion compared to $1.035 billion in the prior year period. On a currency neutral basis, Health & Biosciences sales increased 7% in 2024 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, performance in the Health & Biosciences operating segment was driven by price and volume increases across all business units.
Scent
Scent sales in 2024 increased $48 million, or 4% on a reported basis, to $1.248 billion compared to $1.200 billion in the prior year period. On a currency neutral basis, Scent sales increased 10% in 2024 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, performance in the Scent operating segment was driven by price increases in the Fragrance Compounds business unit and volume increases across all business lines, offset in part by the divestiture of the FSI business and Cosmetic Ingredients business, with an impact of approximately $65 million.

Pharma Solutions
Pharma Solutions sales in 2024 decreased $27 million, or 5% on a reported basis, to $477 million compared to $504 million in the prior year period. On a currency neutral basis, Pharma Solutions sales also decreased 6% in 2024 compared to the prior year period as the impact of exchange rate variations was favorable. Performance in the Pharma Solutions operating segment was driven by price and volume decreases in the Pharma segment with growth in industrial markets.
Cost of Goods Sold
Cost of goods sold decreased $363 million to $3.696 billion (63.9% of sales) in the first six months of 2024 compared to $4.059 billion (68.1% of sales) in the 2023 period. The decrease in cost of goods sold was primarily driven by the change in business portfolio mix due to divestitures which was approximately $195 million, lower raw material costs and manufacturing expenses, lower unfavorable manufacturing absorption compared to the prior year period, positive net pricing and productivity compared to the prior year period, offset in part by volume increases.
Research and Development (R&D) Expenses
R&D expenses increased $17 million to $339 million (5.9% of sales) in the first six months of 2024 compared to $322 million (5.4% of sales) in the 2023 period. The increase in R&D expenses was primarily driven by an increase in incentive compensation expense, offset in part by the net impact of the change in business portfolio mix.
Selling and Administrative (S&A) Expenses
S&A expenses increased $84 million to $0.983 billion (17.0% of sales) in the first six months of 2024 compared to $899 million (15.1% of sales) in the 2023 period. The increase in S&A expenses was primarily driven by an increase in incentive compensation expense, higher operating expenses for S&A related activities, professional fees, legal fees and provisions incurred for the ongoing investigations of the fragrance businesses, offset in part by the change in business portfolio mix due to divestitures.
Amortization of Acquisition-Related Intangibles
Amortization expenses decreased to $321 million in the first six months of 2024 compared to $343 million in the 2023 period. The decrease in amortization expense was primarily driven by the reduction in intangible assets as a result of the change in business portfolio mix due to divestitures and intangible assets of the Pharma Solutions disposal group being classified as “held for sale,” and therefore no longer recognizing amortization expense on those intangible assets. See Note 3 for additional information.
Impairment of Goodwill
The impairment of goodwill was $64 million in the second quarter of 2024. See Note 3 for additional information.
Restructuring and Other Charges
Restructuring and other charges decreased to $5 million in the first six months of 2024 compared to $59 million in the 2023 period. The decrease was driven by higher severance costs incurred as part of the 2023 Restructuring Program, net of reversals of prior severance cost accruals, in the first six months of 2023. See Note 4 for additional information.
Interest Expense
Interest expense decreased to $162 million in the first six months of 2024 compared to $201 million in the 2023 period. The decrease in interest expense was due to lower debt outstanding (see Note 13 for additional information).
(Gains) Losses on Business Disposals
(Gains) losses on business disposals increased to $(368) million in the first six months of 2024 compared to $19 million in the 2023 period. The increase was primarily driven by the gain recognized on the Cosmetic Ingredients business divestiture in 2024 and the loss recognized on the sale of the portion of the Savory Solutions business in 2023. See Note 3 for additional information.
Loss on Assets Classified as Held for Sale
Loss on assets classified as held for sale was $282 million in the first six months of 2024. See Note 3 for additional information.
Other Expense (Income), Net
Other expense (income), net, was $16 million in the first six months of 2024 compared to $(8) million in the 2023 period. The change of $24 million was primarily due to increased foreign exchange losses, offset in part by decreased pension-related benefit. See Note 8 for additional information.

Income Taxes
The effective tax rate for the six months ended June 30, 2024 was 21.8% compared to 70.3% for the six months ended June 30, 2023. The year-over-year decrease was primarily driven by an increase in pre-tax income, changes in the mix of earnings and in tax impacts on business divestitures.
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

	Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2024	2023
Segment Adjusted Operating EBITDA:
Nourish	$448	$389
Health & Biosciences	324	276
Scent	294	222
Pharma Solutions	100	126
Total	1,166	1,013
Depreciation & Amortization	(524)	(563)
Interest Expense	(162)	(201)
Other (Expense) Income, net	(16)	8
Restructuring and Other Charges	(5)	(59)
Impairment of Goodwill	(64)	—
Gains (Losses) on Business Disposals	368	(19)
Loss on Assets Classified as Held for Sale	(282)	—
Acquisition, Divestiture and Integration Costs	(117)	(76)
Strategic Initiatives Costs	(16)	(22)
Regulatory Costs	(54)	(19)
Other	4	2
Income Before Taxes	$298	$64
Segment Adjusted Operating EBITDA margin:
Nourish	15.1%	12.1%
Health & Biosciences	29.8%	26.7%
Scent	23.6%	18.5%
Pharma Solutions	21.0%	25.0%
Consolidated	20.1%	17.0%
Nourish Segment Adjusted Operating EBITDA
Nourish Segment Adjusted Operating EBITDA increased $59 million, or 15% on a reported basis, to $448 million in the first six months of 2024 (15.1% of segment sales) from $389 million (12.1% of segment sales) in the comparable 2023 period. On a currency neutral basis, Nourish Segment Adjusted Operating EBITDA increased 31% in 2024 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, the performance was primarily driven by favorable net pricing, productivity gains and volume increases, offset in part by the impact of the divestiture of the portion of the Savory Solutions business.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA increased $48 million, or 17% on a reported basis, to $324 million in the first six months of 2024 (29.8% of segment sales) from $276 million (26.7% of segment sales) in the comparable

2023 period. On a currency neutral basis, Health & Biosciences Segment Adjusted Operating EBITDA increased 20% in 2024 compared to the prior year period as exchange rate variations had a favorable impact. In addition, the performance was primarily driven by favorable net pricing and productivity gains and volume increases.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA increased $72 million, or 32% on a reported basis, to $294 million in the first six months of 2024 (23.6% of segment sales) from $222 million (18.5% of segment sales) in the comparable 2023 period. On a currency neutral basis, Scent Segment Adjusted Operating EBITDA increased 58% in 2024 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, the performance was primarily driven by favorable net pricing, productivity gains and volume increases, offset in part by the impact of the divestiture of the FSI business and Cosmetic Ingredients business.
Pharma Solutions Segment Adjusted Operating EBITDA
Pharma Solutions Segment Adjusted Operating EBITDA decreased $26 million, or 21% on a reported basis, to $100 million in the first six months of 2024 (21.0% of segment sales) from $126 million (25.0% of segment sales) in the comparable 2023 period. On a currency neutral basis, Pharma Solutions Segment Adjusted Operating EBITDA decreased 20% in 2024 compared to the prior year period as exchange rate variations remained flat. The decreased performance was primarily driven by favorable one-off items in the 2023 period which did not recur in the 2024 period, and volume decreases.

Liquidity
Cash and Cash Equivalents
We had cash and cash equivalents of $674 million, inclusive of $3 million currently in Assets held for sale on the Consolidated Balance Sheets, at June 30, 2024 compared to $729 million, inclusive of $26 million in Assets held for sale on the Consolidated Balance Sheets, at December 31, 2023 and of this balance, a portion was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate cash from our non-U.S. subsidiaries to fund financial obligations in the U.S. As we repatriate these funds to the U.S., there will be required income taxes payable in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of June 30, 2024, we had a deferred tax liability of approximately $175 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
Cash Flows Provided By Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2024 was $336 million, or 5.8% of sales, compared to $375 million, or 6.3% of sales, for the six months ended June 30, 2023. The decrease in cash flows from operating activities during 2024 was primarily driven by the increase in working capital, largely related to accounts receivable and inventories, offset in part by accounts payable and higher cash earnings, excluding the impact of non-cash adjustments.
Cash Flows Provided By Investing Activities
Cash flows provided by investing activities for the six months ended June 30, 2024 was $664 million compared to $552 million in the prior year period. The increase in cash flows provided by investing activities was primarily driven by lower spending on property, plant and equipment and higher net proceeds received from business divestiture related to the remaining sale consideration of the portion of the Savory Solutions business.
We have evaluated and re-prioritized our capital projects and expect that capital spending in 2024 will be approximately 5.0% of sales (net of potential grants and other reimbursements from government authorities), up from 4.4% in 2023.
Cash Flows Used In Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2024 was $1,023 million compared to $866 million in the prior year period. The increase in cash flows used in financing activities was primarily driven by higher repayments of long-term debt, offset in part by higher net borrowings of commercial paper in the current period and repayments under the Revolving Credit Facility in the prior year period.
We paid dividends totaling $309 million in the 2024 period. We declared a cash dividend per share of $0.40 in the second quarter of 2024 that was paid on July 10, 2024 to all shareholders of record as of June 21, 2024.

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
Capital Resources
Operating cash flow provides the primary source of funds for capital investment needs, dividends paid to shareholders and debt service repayments. We anticipate that cash flows from operations, cash proceeds generated from planned business divestitures and availability under our existing credit facilities will be sufficient to meet our investing and financing needs, including our debt service requirements for the foreseeable future. We regularly assess our capital structure, including both current and long-term debt instruments, as compared to our cash generation and investment needs in order to provide ample flexibility and to optimize our leverage ratios. See Note 13 for additional information.
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
As of June 30, 2024, we had no outstanding borrowings under our $2.000 billion Revolving Credit Facility. The amount that we are able to draw down under the Revolving Credit Facility is limited by financial covenants as described in more detail below. As of June 30, 2024, our available capacity was $1.696 billion under the Revolving Credit Facility.
Refer to Note 13 of this Form 10-Q and Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 9 of our 2023 Form 10-K for additional information.
Debt Covenants
At June 30, 2024, we were in compliance with all financial and other covenants, including the net debt to credit adjusted EBITDA(1) ratio. At June 30, 2024, our net debt to credit adjusted EBITDA(1) ratio was 3.98 to 1.0 as defined by the credit facility agreements, which is below the relevant level provided by our financial covenants of existing outstanding debt. The most comparable GAAP measure is the total debt to net loss ratio, which was (3.99) to 1.0 at June 30, 2024.
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

(DOLLARS IN MILLIONS)	Twelve Months Ended June 30, 2024
Net loss	$(2,355)
Interest expense(1)	341
Income taxes	65
Depreciation and amortization	1,103
Specified items(2)	3,030
Non-cash items(3)	11
Credit Adjusted EBITDA	$2,195
_______________________
(1)Certain adjustments were made to interest expense associated with our cash pooling arrangements for the second through fourth quarters of 2023. See Note 1 for additional information.
(2)Specified items consisted of restructuring and other charges, impairment of goodwill, acquisition, divestiture and integration related costs, entity realignment costs, strategic initiatives costs, regulatory costs and other costs that are not related to recurring operations.
(3)Non-cash items consisted of losses (gains) on sale of assets, losses (gains) on business disposals, losses on held for sale assets, gain on China facility relocation, write-down of inventory related to Locust Bean Kernel and stock-based compensation.

(DOLLARS IN MILLIONS)	June 30, 2024
Total debt(1)	$9,404
Adjustments:
Cash and cash equivalents(2)	674
Net debt	$8,730
_______________________
(1)Total debt used for the calculation of net debt consisted of short-term debt, long-term debt, short-term finance lease obligations and long-term finance lease obligations.
(2)Cash and cash equivalents included approximately $3 million currently in Assets held for sale on the Consolidated Balance Sheets.
Senior Notes
As of June 30, 2024, we had $8.507 billion aggregate principal amount outstanding in senior unsecured notes, with $857 million principal amount denominated in EUR and $7.650 billion principal amount denominated in USD. The notes bear effective interest rates ranging from 1.22% per year to 5.12% per year, with maturities from October 1, 2025 to December 1, 2050. See Note 13 for additional information.
Contractual Obligations
We expect to contribute a total of $5 million to our U.S. pension plans and a total of $23 million to our non-U.S. pension plans during 2024. During the six months ended June 30, 2024, less than $1 million of contributions were made to the qualified U.S. pension plans, $9 million of contributions were made to the non-U.S. pension plans and $2 million of contributions were made with respect to the non-qualified U.S. pension plan. We also expect to contribute $4 million to our postretirement benefits other than pension plans during 2024. During the six months ended June 30, 2024, $2 million of benefit payments were made to postretirement benefits other than pension plans.
As discussed in Note 17 to the Consolidated Financial Statements, at June 30, 2024, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances, these arrangements are not reasonably likely to have a material impact on our consolidated financial condition, results of operations or cash flows.

Critical Accounting Policies and Use of Estimates
There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, except with respect to our goodwill impairment assessment. As discussed in Note 3, the Company performed a quantitative goodwill impairment assessment of the Pharma Solutions disposal group. We estimated the fair value of the Pharma Solutions disposal group, based on the price at which the Company has agreed to sell the disposal group including the fair value of contingent consideration expected to be received in the form of earn outs. The fair value of the earn outs were based on a Monte Carlo simulation. The fair value estimation uses Level 3 unobservable inputs as categorized within the ASC Topic 820 fair value hierarchy. This method considers the terms and conditions of the earn outs as described in the relevant transaction agreements, our best estimates of forecasted EBITDA for the earn out periods as applicable, and assumptions such as risk-adjusted discount rate, EBITDA volatility, counterparty discount rate and risk-free rate. The simulation consists first in risk-adjusting the EBITDA projections using a risk-adjusted discount rate and then simulating a range of EBITDAs over the applicable period using the estimate of EBITDA volatility. The fair value of the earn outs are estimated as the present value of the potential range of payouts averaged across the range of simulated EBITDAs using the counterparty discount rate. A 10% increase or decrease in the fair value of contingent consideration would not have a material impact to the impairment charge.
In addition, the Company performed quantitative goodwill impairment assessments of its Pharma Solutions reporting unit before and after classification of the disposal group as held for sale. Goodwill allocated to the Pharma Solutions reporting unit was $1.2 billion before classification of the disposal group as held for sale and $74 million after classification of the disposal group as held for sale. Neither test resulted in goodwill impairment. For the pre-classification impairment assessment, we estimated the fair value of the Pharma Solutions reporting unit based upon the fair value of the held for sale disposal group as described above and the estimated fair value of the portion of the Pharma Solutions reporting unit that was not classified as held for sale ("remaining Pharma Solutions reporting unit"). For both the pre- and post-classification impairment assessments, we estimated the fair value of the remaining Pharma Solutions reporting unit based upon the estimated sale proceeds we would expect to receive in a transaction between willing market participants.
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
Adjusted operating EBITDA and adjusted operating EBITDA margin exclude depreciation and amortization expense, interest expense, other income (expense), net, restructuring and other charges and certain items unrelated to recurring operations such as gains (losses) on business disposals, loss on assets classified as held for sale, acquisition, divestiture and integration related costs, entity realignment costs, strategic initiatives costs, regulatory costs and other costs that are not related to recurring operations.
Net debt to credit adjusted EBITDA is the leverage ratio used in our credit agreement and defined as net debt divided by credit adjusted EBITDA. However, as credit adjusted EBITDA for these purposes was calculated in accordance with the provisions of the credit agreement, it may differ from the calculation used for adjusted operating EBITDA.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
Statements in this Form 10-Q, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations and include statements concerning (i) expected cash flow and availability of capital resources to fund our operations and meet our debt service requirements; (ii) our ability to execute on our strategic and financial transformation, including the progress and success of our portfolio optimization strategy (including the sale process for our Pharma Solutions disposal group), through non-core business divestitures and acquisitions, and expectations regarding the implementation of our refreshed growth-focused strategy and expectations around our business divestitures; (iii) our ability to continue to generate value for, and return cash to, our shareholders; (iv) expectations of the impact of inflationary pressures and the pricing actions to offset exposure to such impacts; (v) the impact of high input costs, including commodities, raw materials, transportation and energy; (vi) the expected impact of global supply chain challenges; (vii) our ability to enhance our innovation efforts, drive cost efficiencies and execute on specific consumer trends and demands; (viii) the growth potential of the markets in which we operate, including the emerging markets; (ix) expectations regarding sales and profit for the fiscal year 2024, including the impact of foreign exchange, pricing actions, raw materials, energy, and sourcing, logistics and manufacturing costs; (x) the impact of global economic uncertainty and recessionary pressures on demand for consumer products; (xi) the success of our integration efforts, following the N&B Transaction, and ability to deliver on our synergy commitments as well as future opportunities for the combined company; (xii) our strategic investments in capacity and increasing inventory to drive improved profitability; (xiii) our ability to drive cost discipline measures and the ability to recover margin to pre-inflation levels; (xiv) expected capital expenditures in 2024; and (xv) the expected costs and benefits of our ongoing optimization of our manufacturing operations, including the expected number of closings. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “intend”, “outlook”, “may”, “estimate”, “should”, “predict” and similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:
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
We use derivative instruments as part of our interest rate risk management strategy. We have entered into certain cross currency swap agreements in order to mitigate a portion of our net European investments from foreign currency risk. As of June 30, 2024, these swaps were in a liability position with an aggregate fair value of $115 million. Based on a hypothetical decrease or increase of 10% in the value of the U.S. dollar against the Euro, the estimated fair value of our cross currency swaps would change by approximately $145 million.

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
(b) Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “10b5-1 trading arrangement”) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

Dated:	August 6, 2024	By:	/s/ J. Erik Fyrwald
J. Erik Fyrwald
Chief Executive Officer and Director (Principal Executive Officer)

Dated:	August 6, 2024	By:	/s/ Glenn Richter
Glenn Richter
Executive Vice President, Chief Financial & Business Transformation Officer (Principal Financial Officer)

Dated:	August 6, 2024	By:	/s/ Beril Yildiz
Beril Yildiz
Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)