Form 10-Q
period 2024-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2024-11-05
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No  ☑
Number of shares of common stock outstanding as of October 29, 2024: 255,682,329

INTERNATIONAL FLAVORS & FRAGRANCES INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2024	2023	2024	2023
Net sales	$2,925	$2,820	$8,713	$8,776
Cost of Sales	1,873	1,896	5,569	5,955
Gross profit	1,052	924	3,144	2,821
Research and development expenses	162	157	501	479
Selling and administrative expenses	495	444	1,478	1,343
Amortization of acquisition-related intangibles	146	170	467	513
Impairment of goodwill	—	—	64	—
Restructuring and other charges	1	2	6	61
(Gains) losses on sale of assets	(1)	1	(11)	(1)
Operating profit	249	150	639	426
Interest expense	74	90	236	291
(Gains) losses on business disposals	20	10	(348)	29
Loss on assets classified as held for sale	32	—	314	—
Other expense (income), net	28	(9)	44	(17)
Income before income taxes	95	59	393	123
Provision for income taxes	35	32	100	77
Net income	60	27	293	46
Net income attributable to non-controlling interests	1	2	4	3
Net income attributable to IFF shareholders	$59	$25	$289	$43

Net income per share - basic and diluted	$0.23	$0.10	$1.13	$0.16
Average number of shares outstanding - basic	256	255	255	255
Average number of shares outstanding - diluted	257	256	256	255

Statements of Comprehensive Income (Loss)
Net income	$60	$27	$293	$46
Other comprehensive income (loss), after tax:
Foreign currency translation adjustments	555	(476)	134	(132)
Gains (losses) on derivatives qualifying as hedges	1	—	(5)	—
Pension and postretirement liability adjustment	(1)	(3)	7	(6)
Other comprehensive income (loss)	555	(479)	136	(138)
Comprehensive income (loss)	615	(452)	429	(92)
Comprehensive income attributable to non-controlling interests	1	2	4	3
Comprehensive income (loss) attributable to IFF shareholders	$614	$(454)	$425	$(95)

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash, cash equivalents, and restricted cash	$567	$709
Trade receivables (net of allowances)	1,772	1,726
Inventories	2,200	2,477
Assets held for sale	3,114	506
Prepaid expenses and other current assets	770	875
Total Current Assets	8,423	6,293
Property, plant and equipment, net	3,772	4,240
Goodwill	9,349	10,635
Other intangible assets, net	6,770	8,357
Operating lease right-of-use assets	646	689
Other assets	968	764
Total Assets	$29,928	$30,978
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt and current portion of long-term debt	$468	$885
Accounts payable	1,211	1,378
Accrued payroll and bonus	382	265
Dividends payable	102	207
Liabilities held for sale	304	46
Other current liabilities	751	977
Total Current Liabilities	3,218	3,758
Other Liabilities:
Long-term debt	8,631	9,186
Retirement liabilities	182	253
Deferred income taxes	1,869	1,937
Operating lease liabilities	605	642
Other liabilities	613	560
Total Other Liabilities	11,900	12,578
Commitments and Contingencies (Note 17)
Shareholders’ Equity:
Common stock $0.125 par value; 500.0 shares authorized; 275.7 shares issued as of September 30, 2024 and December 31, 2023; and 255.7 and 255.3 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	35	35
Capital in excess of par value	19,902	19,874
Accumulated deficit	(2,457)	(2,439)
Accumulated other comprehensive loss	(1,760)	(1,896)
Treasury stock, at cost (20.0 and 20.4 shares as of September 30, 2024 and December 31, 2023, respectively)	(945)	(963)
Total Shareholders’ Equity	14,775	14,611
Non-controlling interests	35	31
Total Shareholders’ Equity including Non-controlling interests	14,810	14,642
Total Liabilities and Shareholders’ Equity	$29,928	$30,978
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at July 1, 2023	275.7	$35	$19,851	$560	$(1,857)	(20.5)	$(966)	$32	$17,655
Net income				25				2	27
Other Comprehensive (loss) income, after tax					(479)				(479)
Cash dividends declared(1)				(207)					(207)
Stock options/SSARs			(2)				1		(1)
Vested restricted stock units and awards			(2)				1		(1)
Stock-based compensation			18						18
Other								(3)	(3)
Balance at September 30, 2023	275.7	$35	$19,865	$378	$(2,336)	(20.5)	$(964)	$31	$17,009

(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at July 1, 2024	275.7	$35	$19,894	$(2,414)	$(2,315)	(20.1)	$(946)	$37	$14,291
Net income				59				1	60
Other Comprehensive (loss) income, after tax					555				555
Cash dividends declared(1)				(102)					(102)
Stock options/SSARs			1			0.1	1		2
Vested restricted stock units and awards			(9)						(9)
Stock-based compensation			16						16
Other								(3)	(3)
Balance at September 30, 2024	275.7	$35	$19,902	$(2,457)	$(1,760)	(20.0)	$(945)	$35	$14,810

(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2023	275.7	$35	$19,841	$955	$(2,198)	(20.8)	$(978)	$30	$17,685
Net income				43				3	46
Other Comprehensive (loss) income, after tax					(138)				(138)
Cash dividends declared(1)				(620)					(620)
Stock options/SSARs			(5)			0.1	4		(1)
Vested restricted stock units and awards			(20)			0.2	10		(10)
Stock-based compensation			50						50
Purchase of NCI			(1)						(1)
Other								(2)	(2)
Balance at September 30, 2023	275.7	$35	$19,865	$378	$(2,336)	(20.5)	$(964)	$31	$17,009

See Notes to Consolidated Financial Statements

(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2024	275.7	$35	$19,874	$(2,439)	$(1,896)	(20.4)	$(963)	$31	$14,642
Net income				289				4	293
Other Comprehensive (loss) income, after tax					136				136
Cash dividends declared(1)				(306)					(306)
Stock options/SSARs			(1)			0.1	2		1
Vested restricted stock units and awards			(30)			0.3	16		(14)
Stock-based compensation			59						59
Other				(1)					(1)
Balance at September 30, 2024	275.7	$35	$19,902	$(2,457)	$(1,760)	(20.0)	$(945)	$35	$14,810
_______________________
(1)Cash dividends declared per common share were $0.40 and $0.81 for the three months ended September 30, 2024 and September 30, 2023, respectively, and $1.20 and $2.43 per share for the nine months ended September 30, 2024 and September 30, 2023, respectively.
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2024	2023
Cash flows from operating activities:
Net income	$293	$46
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	772	855
Deferred income taxes	(128)	(59)
Loss on assets classified as held for sale	314	—
Gains on sale of assets	(11)	(1)
(Gains) Losses on business disposals	(348)	29
Stock-based compensation	59	50
Pension contributions	(17)	(25)
Impairment of goodwill	64	—
Inventory write-down	—	62
Changes in assets and liabilities:
Trade receivables	(276)	(78)
Inventories	(3)	489
Accounts payable	(34)	(240)
Accruals for incentive compensation	119	(40)
Other current payables and accrued expenses	65	(216)
Other assets/liabilities, net	(167)	(77)
Net cash provided by operating activities	702	795
Cash flows from investing activities:
Additions to property, plant and equipment	(303)	(390)
Additions to intangible assets	(5)	—
Proceeds from sale of assets	18	22
Net proceeds received from business disposals	876	1,006
Net cash provided by investing activities	586	638
Cash flows from financing activities:
Cash dividends paid to shareholders	(411)	(619)
Decrease in revolving credit facility and short-term borrowings	—	(100)
Net borrowings of commercial paper (maturities less than three months)	—	(187)
Principal payments of debt	(974)	(355)
Deferred and contingent consideration paid	(36)	(6)
Withholding tax paid on stock-based compensation	(15)	(12)
Other, net	(8)	(14)
Net cash used in financing activities	(1,444)	(1,293)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	(30)
Net change in cash, cash equivalents and restricted cash	(166)	110
Cash, cash equivalents and restricted cash at beginning of year	735	552
Cash, cash equivalents and restricted cash at end of period	$569	$662
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$216	$261
Income taxes paid, net	248	450
Accrued capital expenditures	74	67
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
Correction of Prior Year Consolidated Financial Statements
The Company revised Interest expense from $110 million to $90 million, and Other income, net from $29 million to $9 million, on its Consolidated Statements of Income and Comprehensive Income (Loss) for the three months ended September 30, 2023. The Company also revised Interest expense from $337 million to $291 million and Other income, net from $63 million to $17 million for the nine months ended September 30, 2023. These adjustments had no impact on net income and reflect certain adjustments made to interest expense associated with the Company’s cash pooling arrangements. The impacts of these corrections are also presented in the related footnotes.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash reported in the Company’s balance sheet as of September 30, 2024, December 31, 2023, September 30, 2023 and December 31, 2022 were as follows:

(DOLLARS IN MILLIONS)	September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
Current assets
Cash and cash equivalents	$567	$703	$629	$483
Cash and cash equivalents included in Assets held for sale	2	26	23	52
Restricted cash	—	6	10	10
Non-current assets
Restricted cash included in Other assets	—	—	—	7
Cash, cash equivalents and restricted cash	$569	$735	$662	$552

Accounts Receivable
The Company has various factoring agreements globally under which it can factor up to approximately $329 million of its trade receivables (“Company’s own factoring agreements”). In addition, the Company utilizes factoring agreements sponsored by certain customers. Under all of the arrangements, the Company sells the trade receivables on a non-recourse basis to unrelated financial institutions and accounts for the transactions as sales of receivables. The applicable receivables are removed from the Company’s Consolidated Balance Sheets when the cash proceeds are received by the Company.
The Company sold a total of approximately $1,320 million and $1,302 million of receivables under the Company’s own factoring agreements and customer sponsored factoring agreements for the nine months ended September 30, 2024 and 2023, respectively. The cost of participating in these programs was approximately $7 million and $6 million for the three months ended September 30, 2024 and 2023, respectively, and was approximately $21 million and $18 million for the nine months ended September 30, 2024 and 2023, respectively. These costs are included as a component of interest expense. Under the Company’s own factoring agreements for which the Company has continued responsibility to collect receivables and provide to its sponsor, it sold approximately $654 million and $632 million of receivables for the nine months ended September 30, 2024 and 2023, respectively. The outstanding principal amounts of receivables under the Company’s own factoring agreements amounted to approximately $201 million and $196 million as of September 30, 2024 and December 31, 2023, respectively. The proceeds from the sales of receivables are included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows.
Expected Credit Losses
As of September 30, 2024, the Company reported $1.772 billion of trade receivables, net of allowances of $26 million. Based on the aging analysis as of September 30, 2024, less than 1% of the Company’s accounts receivable were past due by over 365 days based on the payment terms of the invoice.
The following is a roll-forward of the Company’s allowances for bad debts for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2024	2023
Balance at January 1	$52	$53
Bad debt expense (reversals)	(8)	9
Write-offs	(17)	(6)
Foreign exchange (gains) losses	(1)	(1)
Balance at September 30	$26	$55
Inventories
Inventories are stated at the lower of cost (on a weighted-average basis) or net realizable value. The Company’s inventories consisted of the following:

(DOLLARS IN MILLIONS)	September 30, 2024	December 31, 2023
Raw materials	$727	$779
Work in process	384	406
Finished goods	1,089	1,292
Total	$2,200	$2,477
Supply Chain Financing Program
In the fourth quarter of 2023, the Company entered into a supply chain financing (“SCF”) program. The SCF program is expected to be available to U.S. based suppliers starting in the fourth quarter of 2024. The Company makes continuous efforts to improve working capital efficiency and has worked with suppliers to optimize payment terms and conditions. The Company’s current payment terms with a majority of suppliers range from 0 to 180 days, which the Company believes is consistent with commercial practice. The Company’s SCF program is voluntary and will allow its suppliers to elect to sell the receivables owed to them by the Company to a third-party financial institution. The suppliers, at their own discretion, will determine the invoices they want to sell and directly negotiate the arrangements with the participating third-party financial institution. Supplier participation in the program is solely the decision of the supplier and has no bearing on the Company’s payment terms and amounts due with the supplier. The Company’s responsibility will be limited to making payments based upon the agreed contractual terms and arrangements. The Company will not provide any form of guarantees under the SCF program and will have no economic interest in the suppliers’ decision to participate in the SCF program. Amounts due to suppliers that elect to participate in the SCF program will be included in Accounts payable on the Consolidated Balance Sheets. The Company, or the third-party financial institution, may choose to terminate the agreement of the SCF program at any time upon 30 days’ prior written notice. The third-party financial institution may also terminate the agreement of the SCF program at any time upon three business days’ prior written notice in the event there are insufficient funds available for disbursements. As of September 30, 2024 and December 31, 2023, there were no amounts outstanding related to suppliers’ participation in the SCF program.
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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The ASU intends to improve reportable segment disclosure requirements, primarily through enhanced disclosures of significant segment expenses that are regularly provided to the Chief Operating Decision Maker and included within segment profit and loss. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and applied retrospectively to all prior periods presented in the financial statements. The Company expects that the adoption of the standard will impact certain segment reporting disclosures in the Notes to the Consolidated Financial Statements, but will otherwise not have a material impact on the Company's results of operations.

NOTE 2. NET INCOME PER SHARE
A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2024	2023	2024	2023
Net Income
Net income attributable to IFF shareholders	$59	$25	$289	$43
Adjustment related to (increase) in redemption value of redeemable non-controlling interests in excess of earnings allocated	—	—	—	(1)
Net income available to IFF shareholders	$59	$25	$289	$42
Shares
Weighted average common shares outstanding (basic)	256	255	255	255
Adjustment for assumed dilution:
Stock options and restricted stock awards	1	1	1	—
Weighted average shares assuming dilution (diluted)	257	256	256	255

Net Income per Share
Net income per share - basic and diluted	$0.23	$0.10	$1.13	$0.16
The Company declared a quarterly dividend to its shareholders of $0.40 and $0.81 per share for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the Company declared quarterly dividends to its shareholders totaling $1.20 and $2.43, respectively.
For the three and nine months ended September 30, 2024, there were approximately 0.3 million share equivalents that had an anti-dilutive effect and therefore were excluded from the computation of diluted net income per share in the period. For the three and nine months ended September 30, 2023, there were approximately 0.4 million share equivalents that had an anti-dilutive effect and therefore were excluded from the computation of diluted net loss per share.
The Company has issued shares of Purchased Restricted Stock Units (“PRSUs”) which contain rights to non-forfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method.

The Company did not present the two-class method since the difference between basic net income per share for both unrestricted common shareholders and PRSU shareholders for the three and nine months ended September 30, 2024 and 2023 was less than $0.01 per share.

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
The Net proceeds received from business disposals presented under Cash flows from investing activities represent the cash portion of the sale consideration, which was determined as the fair value of sale consideration adjusted by the cash transferred to the buyer as part of the transaction. Amounts paid for direct costs to sell are presented under Cash flows from operating activities. The following table summarizes the different components of Net proceeds received from business disposals presented under Cash flows from investing activities:

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
As a result of the business divestiture, the Company recognized a pre-tax gain of approximately $365 million, subject to certain post-closing adjustments, presented in (Gains) losses on business disposals on the Consolidated Statements of Income and Comprehensive Income (Loss) for the nine months ended September 30, 2024. The total income tax expense/(benefit) recognized was approximately $34 million, with approximately $(7) million that was recognized during the year ended December 31, 2023.
Divestiture of the Flavors and Essences UK Business
During the third quarter of 2024, the Company completed the divestiture of its Flavors and Essences UK (“F&E”) business, which was a part of the Nourish segment. The Company completed the divestiture on September 1, 2024, and received net cash proceeds of approximately $28 million. The carrying amount of net assets associated with the business unit, adjusted for currency translation adjustment, was approximately $48 million. The majority of net assets sold included intangible assets and goodwill attributable to the F&E business. As part of the business divestiture, the Company recognized a pre-tax loss of approximately $20 million presented in (Gains) losses on business disposals and a tax benefit of approximately $1 million presented in Provision for income taxes on the Consolidated Statements of Income and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024.
Divestiture of the Flavors Specialty Ingredients Business
The Company completed the divestiture of the Flavors Specialty Ingredients business on August 1, 2023, and received net cash proceeds of approximately $185 million, which included $1 million related to the delayed transfer of the control of specific assets and liabilities of non-U.S. jurisdiction business. In addition, approximately $15 million of proceeds were held in escrow and were released upon satisfaction of certain conditions during the fourth quarter of 2023. Concurrent with the completion of the business divestiture, the Company entered into a supply agreement with the buyer. Based on the terms of the supply agreement, an adjustment of $4 million was made against the fair value of sale consideration.
As a result of the business divestiture, the Company recognized a pre-tax loss of approximately $10 million presented in (Gains) losses on business disposals on the Consolidated Statements of Income and Comprehensive Income (Loss) for the three and nine months ended September 30, 2023. There was a net working capital adjustment of $(3) million for the nine months ended September 30, 2024, resulting in a cumulative pre-tax loss of approximately $7 million.
Divestiture of a Portion of the Savory Solutions Business

The Company completed the divestiture of a Portion of the Savory Solutions business on May 31, 2023, and received net cash proceeds of approximately $821 million. In addition, a receivable of approximately $37 million was recorded which reflected the remaining sale consideration that was received in January 2024.
As a result of the divestiture, the Company recognized a pre-tax loss of approximately $10 million presented in (Gains) losses on business disposals on the Consolidated Statements of Income and Comprehensive Income (Loss) for the nine months ended September 30, 2023. There was a net working capital adjustment of $7 million for the three months ended December 31, 2023, resulting in a cumulative pre-tax loss of approximately $3 million.
Liquidation of a Business in Russia
As part of the liquidation of a business in Russia for the sale of the portion of the Savory Solutions business, the Company recognized a pre-tax loss of approximately $10 million presented in the (Gains) losses on business disposals, and tax benefits of approximately $2 million presented in Provision for income taxes on the Consolidated Statements of Income and Comprehensive Income (Loss) for the nine months ended September 30, 2023.
Assets and Liabilities Held for Sale
Pharma Solutions
During the first quarter of 2024, the Company announced it had entered into an agreement to sell its Pharma Solutions business, that is primarily made up of most businesses within the Company's existing Pharma Solutions reportable operating segment as well as certain adjacent businesses (the “Pharma Solutions disposal group”). The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2025.
The sale does not constitute a strategic shift of the Company’s operations and does not, and will not, have major effects on the Company’s operations and financial results. Therefore, the transaction does not meet the discontinued operations criteria.
The Company determined that the assets and liabilities of the Pharma Solutions disposal group met the criteria to be presented as “held for sale” during the second quarter of 2024. As a result, at September 30, 2024, such assets and liabilities were classified as held for sale on the Consolidated Balance Sheets.
The classification of the Pharma Solutions disposal group as held for sale was considered an event or change in circumstance which required an assessment of the existing Pharma Solutions reporting unit. The Company performed a pre-classification goodwill impairment test and determined that the fair value of the Pharma Solutions reporting unit exceeded the carrying value.
The Company engaged an independent third party to determine the fair value of the assets held for sale as of May 1, 2024, based upon the sale price including earn outs expected to be received from the buyer. The fair value of the earn out was based on a Monte Carlo simulation. Goodwill was allocated to the Pharma Solutions disposal group based upon the relative fair value of the businesses included in the disposal group compared to the reporting units to which the businesses relate. The Company then performed a post-classification goodwill impairment test and determined that the fair value was less than the carrying value of the Pharma Solutions disposal group. As such, the Company recorded a non-cash goodwill impairment charge of $64 million which is presented in Impairment of goodwill on the Consolidated Statements of Income and Comprehensive Income (Loss) for the nine months ended September 30, 2024.
The Company also performed a goodwill impairment test of the remaining businesses in the Pharma Solutions reporting unit that were not classified as held for sale and determined that the fair value exceeded the carrying value.
At September 30, 2024, the Company engaged an independent third-party to determine an updated fair value of the Pharma Solutions disposal group. The Company determined that the fair value of $2,708 million (fair value of $2,740 million less estimated costs to sell of $32 million) of the Pharma Solutions disposal group was less than the carrying value. As such, the Company recorded a loss in the third quarter of 2024 of $22 million to adjust the carrying value of the disposal group to its fair value less cost to sell, bringing the total year-to-date loss to $304 million. This is presented in Loss on assets classified as held for sale on the Consolidated Statements of Income and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024. The Company recorded the loss on classification of held for sale as a valuation allowance on the group of assets held for sale, without allocation to the individual assets or major classes of assets within the group.
For the nine months ended September 30, 2024, the Company recognized total income tax benefits of $62 million related to loss on assets classified as held for sale for the Pharma Solutions disposal group.

In addition, pursuant to the terms agreed under the 2026 Term Loan Facility, a portion of the net cash proceeds received from the sale of the Pharma Solutions disposal group, when and if completed, must be used to repay our borrowings under the 2026 Term Loan Facility. Therefore, the Company reclassified the 2026 Term Loan Facility balance from “Long-term debt” to “Short-term debt and current portion of long-term debt” (see Note 13).

Nitrocellulose

During October of 2024, the Company entered into an agreement to sell its nitrocellulose business (including the related industrial park in Germany), which is within the Company's existing Pharma Solutions reportable operating segment. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2025.
The Company determined that the assets and liabilities of the nitrocellulose business met the criteria to be presented as “held for sale” during the third quarter of 2024. As a result, as of September 30, 2024, such assets and liabilities were classified as held for sale on the Consolidated Balance Sheets. The Company determined that, as of September 30, 2024, the fair value less estimated costs to sell of the nitrocellulose business exceeded the underlying carrying value.
The sale does not constitute a strategic shift of the Company’s operations and does not, and will not, have major effects on the Company’s operations and financial results. Therefore, the transaction does not meet the discontinued operations criteria.
Portion of the Savory Solutions Business in Turkey
During the third quarter of 2024, the Company entered into an agreement to sell assets of the Savory Solutions business in Turkey. The transaction is expected to close in the first quarter of 2025. The Company has determined that the assets meet the criteria to be held for sale as of September 30, 2024. The Company recorded a loss of $10 million in the third quarter of 2024 to adjust the carrying value of the assets to its fair value based on the agreed sales price. This is presented in Loss on assets classified as held for sale on the Consolidated Statements of Income and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024. The Company recognized total income tax benefits of $1 million related to loss on assets classified as held for sale for the portion of the Savory Solutions business in Turkey.
Carrying Amount of Assets and Liabilities Held for Sale
As of December 31, 2023, the assets and liabilities of the Cosmetic Ingredients business met the criteria to be presented as “held for sale”. The Company completed the divestiture on April 2, 2024 and therefore the assets and liabilities of the Cosmetic Ingredients business are not included in the Company's Consolidated Balance Sheets as of September 30, 2024.
Included in the Company’s Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 are the following carrying amounts of the assets and liabilities held for sale:

(DOLLARS IN MILLIONS)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$2	$26
Trade receivables, net	195	15
Inventories	286	18
Property, plant and equipment, net	438	7
Goodwill(1)	1,264	276
Other intangible assets, net	1,119	146
Operating lease right-of-use assets	15	9
Other assets	109	9
Less: Loss recognized on assets held-for-sale(2)	(314)	—
Total assets held-for-sale	$3,114	$506
Liabilities
Accounts payable	$83	$4
Deferred tax liability	63	24
Other liabilities	158	18
Total liabilities held-for-sale	$304	$46
_______________________
(1)The goodwill balance in assets held for sale for the Pharma Solutions disposal group as of September 30, 2024, is presented net of $64 million of goodwill impairment.
(2)Includes the impact of $51 million, primarily related to losses on foreign currency translation, expected to be reclassified out of accumulated other comprehensive loss upon close of the sales.

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

N&B Merger Restructuring Liability
For the three and nine months ended September 30, 2024, the Company had no charges related to severance. For the nine months ended September 30, 2024, the Company had approximately $2 million of charges related to a lease impairment. For the three and nine months ended September 30, 2023, the Company had approximately $3 million and $2 million of charges, respectively. Since the inception of the restructuring activities, there have been a total of approximately 215 headcount reductions and the Company has expensed approximately $49 million. As of December 31, 2023, the restructuring activities were completed related to employee exits. The Company continues to evaluate its owned and leased properties following the combination of IFF and DuPont de Nemours, Inc’s nutrition and biosciences business (“Merger with N&B”) and may incur additional costs to further consolidate its footprint.
2023 Restructuring Program
In December 2022, the Company announced a restructuring program mainly related to headcount reduction to improve its organizational and operating structure, drive efficiencies and achieve cost savings. For the three and nine months ended September 30, 2024, the Company incurred approximately $1 million and $4 million of charges related to severance, respectively. For the three and nine months ended September 30, 2023, the Company incurred approximately $1 million of reversals and $63 million of charges related to severance, respectively. Since the inception of the restructuring program, the Company has expensed approximately $74 million and there have been a total of approximately 670 actual headcount reductions.
Changes in Restructuring Liabilities
Changes in restructuring liabilities during the nine months ended September 30, 2024 were as follows:

(DOLLARS IN MILLIONS)	Balance at January 1, 2024	Additional Charges (Reversals), Net	Non-Cash Charges	Cash Payments	Balance at September 30, 2024
N&B Merger Restructuring Liability
Other	$—	$2	$(2)	$—	$—
2023 Restructuring Program
Severance	14	4	—	(16)	2
Total Restructuring and other charges	$14	$6	$(2)	$(16)	$2
Restructuring liabilities are presented in “Other current liabilities” on the Consolidated Balance Sheets.
Charges by Segment
The following table summarizes the total amount of costs incurred in connection with the restructuring programs and activities by segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2024	2023	2024	2023
Nourish	$—	$1	$3	$33
Health & Biosciences	—	1	1	12
Scent	—	—	1	14
Pharma Solutions	1	—	1	2
Total Restructuring and other charges	$1	$2	$6	$61

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

Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2024	2023	2024	2023
Equity-based awards	$16	$18	$59	$50
Liability-based awards	1	—	3	—
Total stock-based compensation expense	17	18	62	50
Less: Tax benefit	(3)	(5)	(12)	(11)
Total stock-based compensation expense, after tax	$14	$13	$50	$39
As of September 30, 2024, there was approximately $96 million of total unrecognized compensation cost related to non-vested awards granted under the equity incentive plans.

NOTE 6. SEGMENT INFORMATION
The Company is organized into four reportable operating segments: Nourish, Health & Biosciences, Scent and Pharma Solutions.
Reportable segment information was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(DOLLARS IN MILLIONS)	2024	2023	2024	2023
Net sales:
Nourish	$1,486	$1,449	$4,460	$4,666
Health & Biosciences	570	518	1,659	1,553
Scent	613	615	1,861	1,815
Pharma Solutions	256	238	733	742
Consolidated	$2,925	$2,820	$8,713	$8,776
Segment Adjusted Operating EBITDA:
Nourish	$206	$178	$654	$567
Health & Biosciences	173	150	497	426
Scent	127	131	421	353
Pharma Solutions	62	47	162	173
Total	568	506	1,734	1,519
Depreciation & Amortization	(248)	(292)	(772)	(855)
Interest Expense	(74)	(90)	(236)	(291)
Other (Expense) Income, net	(28)	9	(44)	17
Restructuring and Other Charges a)	(1)	(2)	(6)	(61)
Impairment of Goodwill b)	—	—	(64)	—
Gains (Losses) on Business Disposals c)	(20)	(10)	348	(29)
Loss on Assets Classified as Held for Sale d)	(32)	—	(314)	—
Acquisition, Divestiture and Integration Costs e)	(55)	(42)	(172)	(118)
Strategic Initiatives Costs f)	(6)	(6)	(22)	(28)
Regulatory Costs g)	(10)	(13)	(64)	(32)
Other h)	1	(1)	5	1
Income Before Taxes	$95	$59	$393	$123
_______________________

a)	For 2024, represents costs related to lease impairment and severance as part of the Company's restructuring efforts. For 2023, represents costs primarily related to severance as part of the Company's restructuring efforts.
b)	For 2024, represents costs related to the impairment of goodwill related to the Pharma Solutions disposal group.

c)
For 2024, primarily represents gains recognized as part of the sale of the Cosmetic Ingredients business and losses recognized as part of the sale of the F&E UK business. For 2023, primarily represents losses recognized as part of the sale of the Flavors Specialty Ingredients business, the sale of a portion of the Savory Solutions business, and liquidation of a business in Russia for the sale of the portion of the Savory Solutions business.

d)	For 2024, represents the losses recognized on assets classified as held for sale of the Pharma Solutions disposal group and portion of the Savory Solutions business in Turkey.
e)
For 2024 and 2023, primarily represents costs related to the Company's actual and planned acquisitions and divestitures and integration related activities primarily for N&B. These costs primarily consisted of external consulting fees, professional and legal fees and salaries of individuals who are fully dedicated to such efforts.

For the three months ended September 30, 2024, business divestiture costs were approximately $55 million. For the three months ended September 30, 2023, business divestiture, integration and acquisition costs were approximately $29 million, $12 million and $1 million, respectively. For the nine months ended September 30, 2024, business divestiture and integration costs were approximately $167 million and $5 million, respectively. For the nine months ended September 30, 2023, business divestiture, integration and acquisition costs were approximately $70 million, $42 million, and $6 million, respectively.

f)	Represents costs related to the Company's strategic assessment and business portfolio optimization efforts and reorganizing the Global Business Services Centers, primarily consulting fees.
g)	Represents costs primarily related to legal fees incurred and provisions recognized for the ongoing investigations of the fragrance businesses.
h)	Represents gains (losses) from sale of assets, executive employee separation costs and costs related to the Company's entity realignment project to optimize the structure of holding companies, primarily consulting fees.
Net sales, which are attributed to individual regions based upon the destination of product delivery, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2024	2023	2024	2023
Europe, Africa and Middle East	$964	$918	$2,913	$2,958
Greater Asia	694	670	2,057	2,031
North America	886	853	2,628	2,668
Latin America	381	379	1,115	1,119
Consolidated	$2,925	$2,820	$8,713	$8,776

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2024	2023	2024	2023
Net sales related to the U.S.	$834	$782	$2,467	$2,430
Net sales attributed to all foreign countries	2,091	2,038	6,246	6,346
No non-U.S. country had net sales greater than 10% of total consolidated net sales for each of the three and nine months ended September 30, 2024 and 2023.

NOTE 7. EMPLOYEE BENEFITS
Pension and other defined contribution retirement plan expenses included the following components:

(DOLLARS IN MILLIONS)	U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest cost on projected benefit obligation(2)	$6	$6	$17	$19
Expected return on plan assets(2)	(6)	(7)	(18)	(23)
Net amortization and deferrals(2)	1	—	3	1
Net periodic benefit (income) cost	$1	$(1)	$2	$(3)

(DOLLARS IN MILLIONS)	Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service cost for benefits earned(1)	$6	$5	$18	$15
Interest cost on projected benefit obligation(2)	9	9	27	27
Expected return on plan assets(2)	(13)	(11)	(38)	(34)
Net amortization and deferrals(2)	2	—	5	(1)
Net periodic benefit (income) cost	$4	$3	$12	$7
_______________________
(1)Included as a component of Operating profit.
(2)Included as a component of Other expense (income), net.
The Company expects to contribute a total of $5 million to its U.S. pension plans and a total of $23 million to its non-U.S. pension plans during 2024. During the nine months ended September 30, 2024, $1 million of contributions were made to the qualified U.S. pension plans, $14 million of contributions were made to the non-U.S. pension plans and $3 million of contributions were made with respect to the Company’s non-qualified U.S. pension plan.
(Income) expense recognized for post-retirement benefits other than pensions included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2024	2023	2024	2023
Interest cost on projected benefit obligation	$1	$—	$2	$2
Net amortization and deferrals	(1)	(1)	(2)	(4)
Total postretirement benefit (income) expense	$—	$(1)	$—	$(2)
The Company expects to make $4 million of payments related to its postretirement benefits other than pension plans during 2024. In the nine months ended September 30, 2024, $2 million of benefit payments were made.

NOTE 8. OTHER (EXPENSE) INCOME, NET
Other (expense) income, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2024	2023	2024	2023
Foreign exchange losses	$(31)	$—	$(72)	$(34)
Interest income	3	1	9	3
Gain on China facility relocation	—	—	—	22
Pension-related benefit	1	6	4	16
Other	(1)	2	15	10
Other (expense) income, net	$(28)	$9	$(44)	$17

NOTE 9. INCOME TAXES
The effective tax rate for the three months ended September 30, 2024 was 36.8%, which was primarily driven by tax impacts on business divestitures and changes in the mix of earnings, some of which do not give rise to tax benefits due to valuation allowances.
The effective tax rate for the nine months ended September 30, 2024 was 25.4%, which was primarily driven by tax impacts on business divestitures and changes in the mix of earnings, some of which do not give rise to tax benefits due to valuation allowances.
As of September 30, 2024, the Company had approximately $128 million of unrecognized tax benefits recorded in Other liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.

As of September 30, 2024, the Company had accrued interest and penalties of approximately $54 million classified in Other liabilities.
As of September 30, 2024, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was approximately $182 million associated with tax positions asserted in various jurisdictions.
The Company regularly repatriates earnings from non-U.S. subsidiaries. As the Company repatriates these funds to the U.S., there will be required income taxes payable in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of September 30, 2024, the Company had a deferred tax liability of approximately $167 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where the Company intends to indefinitely reinvest the earnings to fund local operations and/or capital projects.

NOTE 10. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of the following amounts:

(DOLLARS IN MILLIONS)	September 30, 2024	December 31, 2023
Asset Type
Land	$142	$195
Buildings and improvements	1,747	1,822
Machinery and equipment	3,527	3,752
Information technology	527	473
Construction in process	323	400
Total Property, plant and equipment	6,266	6,642
Accumulated depreciation	(2,494)	(2,402)
Total Property, plant and equipment, net	$3,772	$4,240
Depreciation expense was $102 million and $122 million for the three months ended September 30, 2024 and 2023, respectively, and $305 million and $342 million for the nine months ended September 30, 2024 and 2023, respectively.
Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time straight-line amortization of the capitalized interest begins over the estimated useful lives of the related assets. Capitalized interest was approximately $3 million and $4 million for the three months ended September 30, 2024 and 2023, and approximately $10 million and $13 million for the nine months ended September 30, 2024 and 2023.

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill attributable to each reportable segment for the nine months ended September 30, 2024 were as follows:

(DOLLARS IN MILLIONS)	Nourish	Health & Biosciences	Scent	Pharma Solutions	Total
Balance at January 1, 2024	$3,489	$4,391	$1,490	$1,265	$10,635
Transferred to assets held for sale(1)	(55)	—	—	(1,248)	(1,303)
Reduction from business divestitures(2)	(10)	—	—	—	(10)
Foreign exchange	20	20	4	(17)	27
Balance at September 30, 2024	$3,444	$4,411	$1,494	$—	$9,349
_______________________
(1)Recognized $64 million of impairment related to the Pharma Solutions disposal group classified as held for sale as of September 30, 2024. See Note 3 for additional information.
(2)Relates to the divestiture of the Flavors & Essences UK business. See Note 3 for additional information.
The goodwill balances at January 1, 2024 and September 30, 2024 included $2.623 billion and $2.250 billion of accumulated impairment related to the Nourish and Health & Biosciences reportable segments. The accumulated impairment relates to impairment charges recorded in 2023 and 2022.

Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	September 30,	December 31,
(DOLLARS IN MILLIONS)	2024	2023
Asset Type
Customer relationships	$7,209	$8,211
Technological know-how	1,992	2,355
Trade names & patents	277	337
Other	25	44
Total carrying value	9,503	10,947
Accumulated Amortization
Customer relationships	(1,733)	(1,619)
Technological know-how	(853)	(813)
Trade names & patents	(126)	(117)
Other	(21)	(41)
Total accumulated amortization	(2,733)	(2,590)
Other intangible assets, net	$6,770	$8,357
Amortization
Amortization expense was $146 million and $170 million for the three months ended September 30, 2024 and 2023, respectively, and $467 million and $513 million for the nine months ended September 30, 2024 and 2023, respectively.
Amortization expense for the next five years, based on valuations and determinations of useful lives, is expected to be as follows:

(DOLLARS IN MILLIONS)	Remainder of 2024	2025	2026	2027	2028
Estimated future intangible amortization expense	$146	$583	$580	$493	$480

NOTE 12.    OTHER CURRENT ASSETS AND LIABILITIES, AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	September 30, 2024	December 31, 2023
Value-added tax receivable	$163	$187
Prepaid income taxes	126	178
Packaging materials and supplies	135	161
Prepaid expenses	229	184
Other	117	165
Total	$770	$875
Other assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	September 30, 2024	December 31, 2023
Deferred income taxes	$401	$278
Overfunded pension plans	129	139
Cash surrender value of life insurance contracts	52	49
Finance lease right-of-use assets	28	26
Equity method investments	10	11
Other(1)	348	261
Total	$968	$764
_______________________
(1)Includes long-term receivables, deposits, land usage rights in China, and derivative assets.

Other current liabilities consisted of the following amounts:

(DOLLARS IN MILLIONS)	September 30, 2024	December 31, 2023
Rebates and incentives payable	$123	$105
Value-added tax payable	56	77
Interest payable	70	65
Current pension and other postretirement benefit obligation	13	13
Earn outs payable(1)	—	32
Accrued restructuring	2	14
Current operating lease obligation	88	85
Accrued income taxes	67	194
Accrued expenses payable(1)	251	295
Other	81	97
Total	$751	$977
_______________________
(1)During the nine months ended September 30, 2024, the Company paid $36 million to the Seller as part of the acquisition of Health Wright Products, Inc., out of which $30 million related to “Earn outs payable”, and $6 million related to escrow funds which were recorded within “Accrued expenses payable”.

NOTE 13.    DEBT
Debt consisted of the following:

(DOLLARS IN MILLIONS)	Effective Interest Rate	September 30, 2024	December 31, 2023
2024 Euro Notes(1)	1.88%	$—	$552
2025 Notes(1)	1.22%	1,000	1,000
2026 Euro Notes(1)	1.93%	892	879
2027 Notes(1)	1.56%	1,210	1,212
2028 Notes(1)	4.57%	398	398
2030 Notes(1)	2.21%	1,508	1,508
2040 Notes(1)	3.04%	772	773
2047 Notes(1)	4.44%	494	495
2048 Notes(1)	5.12%	787	787
2050 Notes(1)	3.21%	1,568	1,569
2024 Term Loan Facility(1)	3.75%	—	270
2026 Term Loan Facility(1)	5.21%	468	625
Revolving Credit Facility(2)		—	—
Commercial paper(3)		—	—
Bank overdrafts and other		2	3
Total debt		9,099	10,071
Less: Short-term borrowings(4)		(468)	(885)
Total Long-term debt		$8,631	$9,186
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
(4)Includes current portion of long-term debt, commercial paper, and overdrafts.

Commercial Paper
For the nine months ended September 30, 2024, the Company had gross issuances of $3.653 billion and repayments of $3.653 billion under the commercial paper program. The commercial paper issued had original maturities of less than 42 days. For the nine months ended September 30, 2023, the Company had gross issuances of $4.283 billion and repayments of $4.470 billion under the commercial paper program. The commercial paper issued had original maturities of less than 86 days.
The commercial paper program is backed by the borrowing capacity available under the Revolving Credit Facility. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense.
Revolving Credit Facility
For the nine months ended September 30, 2024, the Company had drawdowns of $250 million under the Revolving Credit Facility and repayments of $250 million under the Revolving Credit Facility. For the nine months ended September 30, 2023, the Company had drawdowns of $800 million and repayments of $900 million under the Revolving Credit Facility.
Term Loan Facility
Pursuant to the terms agreed under the 2026 Term Loan Facility, a portion of the net cash proceeds received from the sale of the Pharma Solutions disposal group, when and if completed, must be used to repay our borrowings under the 2026 Term Loan Facility. Therefore, the Company reclassified the 2026 Term Loan Facility balance from “Long-term debt” to “Short-term debt and current portion of long-term debt” (see Note 3).
Repayments of Debt
For the nine months ended September 30, 2024, the Company made a $270 million and €500 million (approximately $547 million) debt repayment at maturity related to the 2024 Term Loan Facility and 2024 Euro Notes, respectively, which were primarily funded from commercial paper issuances, which were subsequently repaid using proceeds received from the divestiture of the Cosmetic Ingredients business. The Company also made quarterly debt repayments totaling approximately $47 million related to the 2026 Term Loan Facility in accordance with the terms of the debt agreement, and a voluntary repayment of $110 million related to the 2026 Term Loan Facility.
For the nine months ended September 30, 2023, the Company made a $300 million debt repayment related to the 2023 Notes at maturity, which was funded from the issuance of $400 million under the Revolving Credit Facility. The issuance under the Revolving Credit Facility was repaid in June 2023. The Company also made a voluntary $55 million debt repayment related to the 2024 Term Loan Facility.

NOTE 14.   LEASES
The Company has leases for corporate offices, manufacturing facilities, research and development facilities and certain transportation and office equipment. The Company’s leases have remaining lease terms of up to 50 years, some of which include options to extend the leases for up to 15 years.
The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(DOLLARS IN MILLIONS)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating leases
Operating lease cost	$31	$32	$95	$105
Variable lease cost	14	10	42	42
Total operating lease cost	$45	$42	$137	$147
Finance leases
Finance lease cost	$3	$3	$9	$7

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended	Nine Months Ended
(DOLLARS IN MILLIONS)	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$90	$94
Operating cash flows for finance leases	1	1
Financing cash flows for finance leases	7	6
Right-of-use assets obtained in exchange for lease obligations
Operating leases	44	73
Finance leases	12	17
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

The carrying values and the estimated fair values of financial instruments at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024		December 31, 2023
(DOLLARS IN MILLIONS)	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 1
Cash and cash equivalents(1)	$567	$567	$703	$703
LEVEL 2
Credit facilities and bank overdrafts(2)	2	2	3	3
Derivatives
Derivative assets(3)	57	57	41	41
Derivative liabilities(3)	167	167	165	165
Commercial paper(2)	—	—	—	—
Long-term debt:
2024 Euro Notes(4)	—	—	552	549
2025 Notes(4)	1,000	966	1,000	924
2026 Euro Notes(4)	892	873	879	835
2027 Notes(4)	1,210	1,112	1,212	1,049
2028 Notes(4)	398	402	398	389
2030 Notes(4)	1,508	1,316	1,508	1,240
2040 Notes(4)	772	575	773	536
2047 Notes(4)	494	421	495	382
2048 Notes(4)	787	736	787	678
2050 Notes(4)	1,568	1,066	1,569	1,029
2024 Term Loan Facility(5)	—	—	270	270
2026 Term Loan Facility(5)	468	468	625	625
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
Hedges Related to Issuances of Debt
As of September 30, 2024, the Company designated approximately $892 million of Euro Notes as a hedge of a portion of its net European investments. Accordingly, the change in the value of the debt that is attributable to foreign exchange movements is recorded in Other comprehensive income (“OCI”) as a component of foreign currency translation adjustments in the accompanying Consolidated Statements of Income and Comprehensive Income (Loss).
Cross Currency Swaps
The Company has twelve EUR/USD cross currency swaps with a notional value of $1.400 billion that mature through November 2030. The swaps all qualified as net investment hedges in order to mitigate a portion of the Company’s net European investments from foreign currency risk. As of September 30, 2024, the twelve swaps were in a liability position with an aggregate fair value of $164 million, which were classified as Other liabilities on the Consolidated Balance Sheets. Changes in fair value related to cross currency swaps are recorded in OCI.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of September 30, 2024 and December 31, 2023:

(DOLLARS IN MILLIONS)	September 30, 2024	December 31, 2023
Foreign currency contracts(1)	$(3,478)	$(1,400)
Commodity contracts(1)	10	7
Cross currency swaps	1,400	1,400
_______________________
(1)Foreign currency contracts and commodity contracts are presented net of contracts bought and sold.
The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected on the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023:

	September 30, 2024
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency contracts	$—	$57	$57
Total derivative assets	$—	$57	$57
Derivative liabilities(2)
Foreign currency contracts	$—	$3	$3
Cross currency swaps	164	—	164
Total derivative liabilities	$164	$3	$167

	December 31, 2023
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency contracts	$—	$41	$41
Total derivative assets	$—	$41	$41
Derivative liabilities(2)
Foreign currency contracts	$—	$4	$4
Cross currency swaps	161	—	161
Total derivative liabilities	$161	$4	$165
 _______________________

(1)Derivative assets are recorded to Prepaid expenses and other current assets on the Consolidated Balance Sheets.
(2)Derivative liabilities are recorded to Other current liabilities and Other liabilities on the Consolidated Balance Sheets.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments on the Consolidated Statements of Income and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023:

	Amount of Gain (Loss) Recognized in Income on Derivative Settlements		Amount of Gain (Loss) Recognized in Income on Changes in Fair Value		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Three Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Foreign currency contracts(1)	$62	$(26)	$80	$(40)	Other expense (income), net
Total	$62	$(26)	$80	$(40)

	Amount of Gain (Loss) Recognized in Income on Derivative Settlements		Amount of Gain (Loss) Recognized in Income on Changes in Fair Value		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Foreign currency contracts(1)	$21	$(23)	$16	$(29)	Other expense (income), net
Commodity contracts	(1)	—	—	—	Cost of sales
Total	$20	$(23)	$16	$(29)
_______________________
(1)The foreign currency contract net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative and non-derivative instruments designated as cash flow and net investment hedging instruments, net of tax, on the Consolidated Statements of Income and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023:

	Amount of Gain (Loss) Recognized in OCI on Derivative and Non-Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (“AOCI”) into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
(DOLLARS IN MILLIONS)	2024	2023		2024	2023
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$1	$—	Cost of sales	$1	$—
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	(38)	22	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	—	15	N/A	—	—
2026 Euro Notes	(28)	25	N/A	—	—
Total	$(65)	$62		$1	$—

	Amount of Gain (Loss) Recognized in OCI on Derivative and Non-Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2024	2023		2024	2023
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$(7)	$—	N/A	$—	$—
Commodity contracts	2	—	Cost of sales	1	—
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	(2)	(11)	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	3	4	N/A	—	—
2026 Euro Notes	(8)	7	N/A	—	—
Total	$(12)	$—		$1	$—
The ineffective portion of the above noted net investment hedges was approximately $3 million and $11 million for each of the three and nine months ended September 30, 2024 and 2023 respectively, and was recorded as a reduction to Interest expense on the Consolidated Statements of Income and Comprehensive Income (Loss).
At September 30, 2024, based on current market rates, the Company does not expect any material derivative losses (net of tax), included in AOCI, to be reclassified into earnings within the next 12 months.

NOTE 16.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present changes in the accumulated balances for each component of other comprehensive (loss) income, including current period other comprehensive (loss) income and reclassifications out of accumulated other comprehensive loss, for the three and nine months ended September 30, 2024 and 2023:

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of July 1, 2024	$(2,073)	$(5)	$(237)	$(2,315)
OCI before reclassifications	555	2	(3)	554
Amounts reclassified from AOCI	—	(1)	2	1
Net current period other comprehensive income (loss)	555	1	(1)	555
Accumulated other comprehensive (loss), net of tax, as of September 30, 2024	$(1,518)	$(4)	$(238)	$(1,760)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of January 1, 2024	$(1,652)	$1	$(245)	$(1,896)
OCI before reclassifications	130	(4)	1	127
Reclassifications due to business divestitures	4	—	—	4
Amounts reclassified from AOCI	—	(1)	6	5
Net current period other comprehensive income (loss)	134	(5)	7	136
Accumulated other comprehensive (loss), net of tax, as of September 30, 2024	$(1,518)	$(4)	$(238)	$(1,760)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of July 1, 2023	$(1,722)	$1	$(136)	$(1,857)
OCI before reclassifications	(477)	—	(2)	(479)
Reclassifications due to business divestitures	1	—	—	1
Amounts reclassified from AOCI	—	—	(1)	(1)
Net current period other comprehensive income (loss)	(476)	—	(3)	(479)
Accumulated other comprehensive (loss), net of tax, as of September 30, 2023	$(2,198)	$1	$(139)	$(2,336)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of January 1, 2023	$(2,066)	$1	$(133)	$(2,198)
OCI before reclassifications	(175)	—	(2)	(177)
Reclassifications due to business divestitures	43	—	(1)	42
Amounts reclassified from AOCI	—	—	(3)	(3)
Net current period other comprehensive income (loss)	(132)	—	(6)	(138)
Accumulated other comprehensive (loss) income, net of tax, as of September 30, 2023	$(2,198)	$1	$(139)	$(2,336)
The following table provides details about pension and postretirement liability reclassifications out of Accumulated other comprehensive loss to the Consolidated Statements of Income and Comprehensive Income (Loss):

	Three Months Ended September 30,		Affected Line Item in the Consolidated Statements of Income and Comprehensive (Loss) Income
(DOLLARS IN MILLIONS)	2024	2023
Gains (losses) on pension and postretirement liability adjustments
Prior service cost	$1	$2	(1)
Actuarial losses	(3)	—	(1)
Tax	—	(1)	Provision for income taxes
Total	$(2)	$1	Total, net of income taxes

	Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Income and Comprehensive Income (Loss)
(DOLLARS IN MILLIONS)	2024	2023
Gains (losses) on pension and postretirement liability adjustments
Prior service cost	$2	$4	(1)
Actuarial losses	(8)	—	(1)
Tax	—	(1)	Provision for income taxes
Total	$(6)	$3	Total, net of income taxes
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
As of September 30, 2024, the Company had a total of approximately $219 million of bank guarantees, commercial guarantees, standby letters of credit and surety bonds with various financial institutions. Included in the above aggregate amount was a total of approximately $10 million for other assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011. There was a total of approximately $64 million outstanding under the bank guarantees, standby letters of credit and commercial guarantees as of September 30, 2024.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $7 million as of September 30, 2024.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of September 30, 2024, the Company had a total capacity of approximately $1.883 billion of lines of credit with various financial institutions, in addition to the $1.347 billion of capacity under the Revolving Credit Facility. Pursuant to these lines of credit as of September 30, 2024, there were no draw downs related to the issuances of commercial paper. See Note 13 for additional information.
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
Litigation Matters
A motion to approve a securities class action was filed in the Tel Aviv District Court, Israel, in August 2019, alleging, among other things, false and misleading statements largely in connection with IFF’s acquisition of Frutarom and improper payments made by Frutarom businesses operating principally in Russia and Ukraine to representatives of customers. The motion (“Oman”) (following an initial amendment) asserted claims under the Israeli Securities Act-1968 against IFF, its former Chairman and CEO, and its former CFO, and against Frutarom and certain former Frutarom officers and directors, as well as claims under the Israeli Companies Act-1999 against certain former Frutarom officers and directors. On July 14, 2022, the court approved the parties’ motion to mediate the dispute, which postponed all case deadlines until after the mediation. The parties held mediation meetings on September 13, 2022, November 22, 2022, March 1, 2023, November 2023, March 3, 2024 and April 1, 2024. In May 2024, the court granted the parties' joint motion proposing certain case deadlines, setting an evidentiary hearing on the motion to approve class action in February 2025.
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

On March 7, 2023, the European Commission (“EC”) and the United Kingdom Competition and Markets Authority (“CMA”) carried out unannounced inspections of certain of IFF’s facilities. On the same day, IFF was served with a grand jury subpoena by the Antitrust Division of the U.S. Department of Justice (“DOJ”). IFF understands the EC, CMA, DOJ and the Swiss Competition Commission are investigating potential anticompetitive conduct as it relates to IFF’s fragrance businesses. The Mexican Competition Commission has also announced that it is investigating potential anticompetitive conduct in the fragrance and fragrance ingredients industries. IFF has been and intends to continue cooperating with these investigations. During the first three months of 2024, IFF recognized a provision of €15.9 million (approximately $17.5 million) in connection with a settlement with the EC, which was paid during the third quarter of 2024. This settlement pertains to a charge related to the deletion of messages relevant to the investigation by a former Scent employee. This settlement does not conclude the ongoing antitrust investigation. IFF is currently unable, however, to predict or determine the duration or outcome of the investigations, or whether the outcome of the investigations will materially impact the Company’s results of operations, liquidity or financial condition.

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

Other
During the third quarter of 2024, the Company entered into a confidential agreement with one of its customers, which included a payment that is not material to the financial statements. Under this agreement, the Company will gain access to incremental revenue opportunities and a release from certain claims. This payment has been capitalized as an asset and will be amortized over the period in which the associated revenue is recognized.
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
Our Pharma Solutions segment produces, among other things, a vast portfolio of cellulosics and seaweed-based pharmaceutical excipients, used to improve the functionality and delivery of active pharmaceutical ingredients, including controlled or modified drug release formulations, and enabling the development of more effective pharmaceutical finished dosage formulations. Our excipients are used in prescription and over-the-counter pharmaceuticals and dietary supplements. Our Pharma Solutions products also serve a variety of other specialty and industrial end-uses including coatings, inks, electronics, agriculture and consumer products. On March 19, 2024, we announced the sale process and entered into an agreement to sell the Pharma Solutions business disposal group, that is primarily made up of most businesses within the Company's existing Pharma Solutions reportable segment as well as certain adjacent businesses. During October 2024, the Company entered into an agreement to sell its nitrocellulose business, which is within the Company's existing Pharma Solutions reportable operating segment. See Note 3 for additional information.
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
For each of the three and nine months ended September 30, 2024 and 2023, total sales to Israeli customers were less than 1% of total sales.
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
For each of the three and nine months ended September 30, 2024 and 2023, sales to Russian customers were approximately 1% of total sales.
For each of the three and nine months ended September 30, 2024 and 2023, sales to Ukrainian customers were less than 1% of total sales.
We have a reserve of approximately $2 million related to expected credit losses on receivables from customers located in Russia and Ukraine. For additional information, refer to Note 1 and Part I, Item 1A, “Risk Factors,” of our 2023 Form 10-K.
Financial Performance Overview
Sales
Sales in the third quarter of 2024 increased $105 million, or 4% on a reported basis, to $2.925 billion compared to $2.820 billion in the 2023 period. On a currency neutral basis, sales in the third quarter of 2024 increased 7% compared to the 2023 period. Exchange rate variations had an unfavorable impact on net sales for the third quarter of 2024 of 3%. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies. The increase in currency neutral sales was primarily driven by volume increases across various businesses, offset by divestiture impacts of approximately $23 million from the sale of the Cosmetic Ingredients business.
Gross profit in the third quarter of 2024 increased $128 million, or 14%, to $1.052 billion (36.0% of sales) compared to $924 million (32.8% of sales) in the 2023 period. The increase in gross profit was primarily driven by volume increases and favorable net pricing, offset in part by unfavorable exchange rate variations and divestiture impacts from the sale of the Cosmetic Ingredients business.

RESULTS OF OPERATIONS

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2024	2023		Change	2024	2023		Change
Net sales	$2,925	$2,820		4%	$8,713	$8,776		(1)%
Cost of Sales	1,873	1,896		(1)%	5,569	5,955		(6)%
Gross profit	1,052	924		14%	3,144	2,821		11%
Research and development (R&D) expenses	162	157		3%	501	479		5%
Selling and administrative (S&A) expenses	495	444		11%	1,478	1,343		10%
Amortization of acquisition-related intangibles	146	170		(14)%	467	513		(9)%
Impairment of goodwill	—	—		NMF	64	—		NMF
Restructuring and other charges	1	2		(50)%	6	61		(90)%
(Gains) losses on sale of assets	(1)	1		(200)%	(11)	(1)		NMF
Operating profit	249	150		66%	639	426		50%
Interest expense	74	90		(18)%	236	291		(19)%
(Gains) losses on business disposals	20	10		100%	(348)	29		NMF
Loss on assets classified as held for sale	32	—		NMF	314	—		NMF
Other expense (income), net	28	(9)		NMF	44	(17)		NMF
Income before income taxes	95	59		61%	393	123		220%
Provision for income taxes	35	32		9%	100	77		30%
Net income	$60	$27		122%	$293	$46		NMF
Net income attributable to non-controlling interests	1	2		(50)%	4	3		33%
Net income attributable to IFF shareholders	$59	$25		136%	$289	$43		NMF
Net income per share - diluted	$0.23	$0.10		130%	$1.13	$0.16		NMF
Gross margin	36.0%	32.8%		NMF	36.1%	32.1%		NMF
R&D as a percentage of sales	5.5%	5.6%		(10) bps	5.8%	5.5%	30	bps
S&A as a percentage of sales	16.9%	15.7%	120	bps	17.0%	15.3%	170	bps
Operating margin	8.5%	5.3%		NMF	7.3%	4.9%	240	bps
Effective tax rate	36.8%	54.2%		NMF	25.4%	62.6%		NMF
Segment net sales
Nourish	$1,486	$1,449		3%	$4,460	$4,666		(4)%
Health & Biosciences	570	518		10%	1,659	1,553		7%
Scent	613	615		—%	1,861	1,815		3%
Pharma Solutions	256	238		8%	733	742		(1)%
Consolidated	$2,925	$2,820			$8,713	$8,776
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

THIRD QUARTER 2024 IN COMPARISON TO THIRD QUARTER 2023
Sales Performance by Segment

	% Change in Sales - Third Quarter 2024 vs. Third Quarter 2023
	Reported	Currency Neutral(1)
Nourish	3%	6%
Health & Biosciences	10%	12%
Scent	0%	5%
Pharma Solutions	8%	8%
Total	4%	7%
_______________________
(1)Currency neutral sales is calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
Nourish
Nourish sales in 2024 increased $37 million, or 3% on a reported basis, to $1.486 billion compared to $1.449 billion in the prior year period. On a currency neutral basis, Nourish sales increased 6% in 2024 compared to the prior year period as exchange rate variations had an unfavorable impact. Performance in the Nourish operating segment was driven by volume increases across various business units.
Health & Biosciences
Health & Biosciences sales in 2024 increased $52 million, or 10% on a reported basis, to $570 million compared to $518 million in the prior year period. On a currency neutral basis, Health & Biosciences sales increased 12% in 2024 compared to the prior year period as exchange rate variations had an unfavorable impact. Performance in the Health & Biosciences operating segment was driven by volume increases across all business units.
Scent
Scent sales in 2024 remained flat at $613 million compared to $615 million in the prior year period. On a currency neutral basis, Scent sales increased 5% in 2024 compared to the prior year period as exchange rate variations had an unfavorable impact. Performance in the Scent operating segment was driven by price increases in the fragrance compounds business unit and volume increases in the fragrance compounds and fragrance ingredients business units, offset in part by the divestitures of the Cosmetic Ingredients business with an impact of approximately $23 million.
Pharma Solutions
Pharma Solutions sales in 2024 increased $18 million, or 8% on a reported basis, to $256 million compared to $238 million in the prior year period. On a currency neutral basis, Pharma Solutions sales increased by 8% as exchange rate variations were flat in 2024 compared to the prior year. Performance in the Pharma Solutions operating segment was driven by volume increases across Pharma and Industrial end markets.
Cost of Goods Sold
Cost of goods sold decreased $23 million to $1.873 billion (64.0% of sales) in the third quarter of 2024 compared to $1.896 billion (67.2% of sales) in the third quarter of 2023. The decrease in cost of goods sold was primarily driven by lower raw material costs and manufacturing expenses, lower unfavorable manufacturing absorption compared to the prior year period, offset in part by volume increases in sales.
Research and Development (R&D) Expenses
R&D expenses increased $5 million to $162 million (5.5% of sales) in the third quarter of 2024 compared to $157 million (5.6% of sales) in the third quarter of 2023. The increase in R&D expenses was primarily driven by an increase in incentive compensation expense.
Selling and Administrative (S&A) Expenses
S&A expenses increased $51 million to $495 million (16.9% of sales) in the third quarter of 2024 compared to $444 million (15.7% of sales) in the third quarter of 2023. The increase in S&A expenses was primarily driven by increased incentive compensation expense and divestiture related costs incurred in preparation for the sale of the Pharma Solutions disposal group.

Amortization of Acquisition-Related Intangibles
Amortization expenses decreased to $146 million in the third quarter of 2024 compared to $170 million in the third quarter of 2023. The decrease in amortization expense was primarily driven by the reduction in intangible assets as a result of the change in business portfolio mix due to divestitures and intangible assets of the Pharma Solutions disposal group being classified as “held for sale”, and therefore no longer recognizing amortization expense on those intangible assets. See Note 3 for additional information.
Restructuring and Other Charges
Restructuring and other charges was $1 million in the third quarter of 2024 compared to $2 million in the third quarter of 2023. The decrease was driven by lower severance costs incurred compared to the prior year period. See Note 4 for additional information.
Interest Expense
Interest expense decreased to $74 million in the third quarter of 2024 compared to $90 million in the third quarter of 2023. The decrease in interest expense was due to lower debt outstanding. See Note 13 for additional information.
Losses on Business Disposals
Losses on business disposals increased to $20 million in the third quarter of 2024 compared to $10 million in the third quarter of 2023. The increase was primarily driven by the loss recognized on the F&E UK divestiture. See Note 3 for additional information.
Loss on Assets Classified as Held for Sale
Loss on assets classified as held for sale was $32 million in the third quarter of 2024. This is related to assets classified as held for sale for the Pharma Solutions disposal group and the portion of the Savory Solutions business in Turkey. See Note 3 for additional information.
Other Expense (Income), Net
Other expense (income), net, was $28 million in the third quarter of 2024 compared to $(9) million in the third quarter of 2023. The increase of $37 million was primarily due to higher foreign exchange losses in 2024. See Note 8 for additional information.
Income Taxes
The effective tax rate for the three months ended September 30, 2024 was 36.8% compared to 54.2% for the three months ended September 30, 2023. The quarter-over-quarter decrease was primarily driven by an increase in pre-tax income, changes in the mix of earnings and in tax charges on business divestitures.
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

	Three Months Ended September 30,
(DOLLARS IN MILLIONS)	2024	2023
Segment Adjusted Operating EBITDA:
Nourish	$206	$178
Health & Biosciences	173	150
Scent	127	131
Pharma Solutions	62	47
Total	568	506
Depreciation & Amortization	(248)	(292)
Interest Expense	(74)	(90)
Other (Expense) Income, net	(28)	9
Restructuring and Other Charges	(1)	(2)
Gains (Losses) on Business Disposals	(20)	(10)
Loss on Assets Classified as Held for Sale	(32)	—
Acquisition, Divestiture and Integration Costs	(55)	(42)
Strategic Initiatives Costs	(6)	(6)
Regulatory Costs	(10)	(13)
Other	1	(1)
Income Before Taxes	$95	$59
Segment Adjusted Operating EBITDA margin:
Nourish	13.9%	12.3%
Health & Biosciences	30.4%	29.0%
Scent	20.7%	21.3%
Pharma Solutions	24.2%	19.7%
Consolidated	19.4%	17.9%
Nourish Segment Adjusted Operating EBITDA
Nourish Segment Adjusted Operating EBITDA increased $28 million, or 16% on a reported basis, to $206 million in the third quarter of 2024 (13.9% of segment sales) from $178 million (12.3% of segment sales) in the comparable 2023 period. On a currency neutral basis, Nourish Segment Adjusted Operating EBITDA increased 25% in 2024 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, the performance was primarily driven by volume increases and favorable net pricing.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA increased $23 million, or 15% on a reported basis, to $173 million in the third quarter of 2024 (30.4% of segment sales) from $150 million (29.0% of segment sales) in the comparable 2023 period. On a currency neutral basis, Health & Biosciences Segment Adjusted Operating EBITDA increased 19% in 2024 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, the performance was primarily driven by volume increases and favorable net pricing.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA decreased $4 million, or 3% on reported basis, to $127 million in the third quarter of 2024 (20.7% of segment sales) from $131 million (21.3% of segment sales) in the comparable 2023 period. On a currency neutral basis, Scent Segment Adjusted Operating EBITDA increased 13% in 2024 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, the performance was primarily driven by volume increases and favorable net pricing, offset in part by the impact of the divestiture of the Cosmetic Ingredients business.

Pharma Solutions Segment Adjusted Operating EBITDA
Pharma Solutions Segment Adjusted Operating EBITDA increased $15 million, or 32% on a reported basis, to $62 million in the third quarter of 2024 (24.2% of segment sales) from $47 million (19.7% of segment sales) in the comparable 2023 period. On a currency neutral basis, Pharma Solutions Segment Adjusted Operating EBITDA increased 31% in 2024 compared to the prior year period as exchange rate variations were flat. The increase was primarily driven by volume increases, improved utilization and productivity gains.

FIRST NINE MONTHS 2024 IN COMPARISON TO FIRST NINE MONTHS 2023
Sales
Sales for the first nine months of 2024 decreased $63 million, or 1% on a reported basis, to $8.713 billion compared to $8.776 billion in the 2023 period. On a currency neutral basis, sales for the first nine months of 2024 increased 3% compared to the 2023 period, as exchange rate variations had an unfavorable impact on net sales in the first nine months of 2024. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies. In addition, the decrease in sales was primarily driven by the divestiture impacts of the portion of the Savory Solutions business, Flavors Specialty Ingredients (“FSI”) business, and Cosmetic Ingredients business (“change in business portfolio mix due to divestitures”), which was approximately $314 million, offset in part by volume increases across various business lines.
Sales Performance by Segment

	% Change in Sales - First Nine Months 2024 vs. First Nine Months 2023
	Reported	Currency Neutral(1)
Nourish	-4%	-1%
Health & Biosciences	7%	9%
Scent	3%	8%
Pharma Solutions	-1%	-1%
Total	-1%	3%
_______________________
(1)Currency neutral sales is calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
Nourish
Nourish sales in 2024 decreased $206 million, or 4% on a reported basis, to $4.460 billion compared to $4.666 billion in the prior year period. On a currency neutral basis, Nourish sales decreased 1% in 2024 compared to the prior year period as exchange rate variations had an unfavorable impact. In addition, performance in the Nourish operating segment was driven by the divestiture of the portion of the Savory Solutions business with an impact of approximately $222 million and price decreases, offset in part by volume increases across all business units.
Health & Biosciences
Health & Biosciences sales in 2024 increased $106 million, or 7% on a reported basis, to $1.659 billion compared to $1.553 billion in the prior year period. On a currency neutral basis, Health & Biosciences sales increased 9% in 2024 compared to the prior year period as exchange rate variations had an unfavorable impact. Performance in the Health & Biosciences operating segment was driven by volume increases across all business units and price increases across Cultures & Food Enzymes and Grain Processing business units.
Scent
Scent sales in 2024 increased $46 million, or 3% on a reported basis, to $1.861 billion compared to $1.815 billion in the prior year period. On a currency neutral basis, Scent sales increased 8% in 2024 compared to the prior year period as exchange rate variations had an unfavorable impact. Performance in the Scent operating segment was driven by price increases in the Fragrance Compounds business unit and volume increases across all business units, offset in part by the divestiture of the FSI business and Cosmetic Ingredients business, with an impact of approximately $92 million.

Pharma Solutions
Pharma Solutions sales in 2024 decreased $9 million, or 1% on a reported basis, to $733 million compared to $742 million in the prior year period. On a currency neutral basis, Pharma Solutions sales also decreased 1% in 2024 compared to the prior year period as exchange rate variations had no impact. Performance in the Pharma Solutions operating segment was driven by price decreases offset in part by volume growth in industrial markets.
Cost of Goods Sold
Cost of goods sold decreased $386 million to $5.569 billion (63.9% of sales) in the first nine months of 2024 compared to $5.955 billion (67.9% of sales) in the 2023 period. The decrease in cost of goods sold was primarily driven by the change in business portfolio mix due to divestitures which was approximately $206 million, lower raw material costs and manufacturing expenses, lower unfavorable manufacturing absorption compared to the prior year period, positive net pricing and productivity compared to the prior year period, offset in part by volume increases.
Research and Development (R&D) Expenses
R&D expenses increased $22 million to $501 million (5.8% of sales) in the first nine months of 2024 compared to $479 million (5.5% of sales) in the 2023 period. The increase in R&D expenses was primarily driven by an increase in incentive compensation expense, offset in part by the net impact of the change in business portfolio mix due to divestitures.
Selling and Administrative (S&A) Expenses
S&A expenses increased $135 million to $1.478 billion (17.0% of sales) in the first nine months of 2024 compared to $1,343 million (15.3% of sales) in the 2023 period. The increase in S&A expenses was primarily driven by an increase in incentive compensation expense, professional fees, legal fees and provisions incurred for the ongoing investigations of the fragrance businesses, and divestiture related costs incurred in preparation for the sale of the Pharma Solutions disposal group, offset in part by the change in business portfolio mix due to divestitures.
Amortization of Acquisition-Related Intangibles
Amortization expenses decreased to $467 million in the first nine months of 2024 compared to $513 million in the 2023 period. The decrease in amortization expense was primarily driven by the reduction in intangible assets as a result of the change in business portfolio mix due to divestitures and intangible assets of the Pharma Solutions disposal group being classified as “held for sale”, and therefore no longer recognizing amortization expense on those intangible assets. See Note 3 for additional information.
Impairment of Goodwill
The impairment of goodwill was $64 million in the first nine months of 2024. See Note 3 for additional information.
Restructuring and Other Charges
Restructuring and other charges decreased to $6 million in the first nine months of 2024 compared to $61 million in the 2023 period. The decrease was driven by higher severance costs incurred as part of the 2023 Restructuring Program, net of reversals of prior severance cost accruals, in the first nine months of 2023. See Note 4 for additional information.
Interest Expense
Interest expense decreased to $236 million in the first nine months of 2024 compared to $291 million in the 2023 period. The decrease in interest expense was due to lower debt outstanding (see Note 13 for additional information).
(Gains) Losses on Business Disposals
(Gains) losses on business disposals increased to $(348) million in the first nine months of 2024 compared to $29 million in the 2023 period. The net gain on business disposals in 2024 primarily relates to the gain recognized on the sale of the Cosmetic Ingredients business, offset in part by the loss recognized on the sale of the F&E UK business. The loss in the 2023 period relates to the sale of the FSI business, the sale of a portion of the Savory Solutions business, and liquidation of a business in Russia for the sale of the portion of the Savory Solutions business. See Note 3 for additional information.
Loss on Assets Classified as Held for Sale
Loss on assets classified as held for sale was $314 million in the first nine months of 2024. This related to assets classified as held for sale for the Pharma Solutions disposal group and the portion of the Savory Solutions business in Turkey. See Note 3 for additional information.

Other Expense (Income), Net
Other expense (income), net, was $44 million in the first nine months of 2024 compared to $(17) million in the 2023 period. The change of $61 million was primarily due to increased foreign exchange losses, in addition to the gain recognized on the China facility relocation in the 2023 period. See Note 8 for additional information.
Income Taxes
The effective tax rate for the nine months ended September 30, 2024 was 25.4% compared to 62.6% for the nine months ended September 30, 2023. The year-over-year decrease was primarily driven by an increase in pre-tax income, changes in the mix of earnings and in tax charges on business divestitures.
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

	Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2024	2023
Segment Adjusted Operating EBITDA:
Nourish	$654	$567
Health & Biosciences	497	426
Scent	421	353
Pharma Solutions	162	173
Total	1,734	1,519
Depreciation & Amortization	(772)	(855)
Interest Expense	(236)	(291)
Other (Expense) Income, net	(44)	17
Restructuring and Other Charges	(6)	(61)
Impairment of Goodwill	(64)	—
Gains (Losses) on Business Disposals	348	(29)
Loss on Assets Classified as Held for Sale	(314)	—
Acquisition, Divestiture and Integration Costs	(172)	(118)
Strategic Initiatives Costs	(22)	(28)
Regulatory Costs	(64)	(32)
Other	5	1
Income Before Taxes	$393	$123
Segment Adjusted Operating EBITDA margin:
Nourish	14.7%	12.2%
Health & Biosciences	30.0%	27.4%
Scent	22.6%	19.4%
Pharma Solutions	22.1%	23.3%
Consolidated	19.9%	17.3%

Nourish Segment Adjusted Operating EBITDA
Nourish Segment Adjusted Operating EBITDA increased $87 million, or 15% on a reported basis, to $654 million in the first nine months of 2024 (14.7% of segment sales) from $567 million (12.2% of segment sales) in the comparable 2023 period. On a currency neutral basis, Nourish Segment Adjusted Operating EBITDA increased 29% in 2024 compared to the prior year period as exchange rate variations had an unfavorable impact. The performance was primarily driven by favorable net pricing, productivity gains and volume increases, offset in part by the impact of the divestiture of the portion of the Savory Solutions business.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA increased $71 million, or 17% on a reported basis, to $497 million in the first nine months of 2024 (30.0% of segment sales) from $426 million (27.4% of segment sales) in the comparable 2023 period. On a currency neutral basis, Health & Biosciences Segment Adjusted Operating EBITDA increased 19% in 2024 compared to the prior year period as exchange rate variations had an unfavorable impact. The performance was primarily driven by volume increases and favorable net pricing.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA increased $68 million, or 19% on a reported basis, to $421 million in the first nine months of 2024 (22.6% of segment sales) from $353 million (19.4% of segment sales) in the comparable 2023 period. On a currency neutral basis, Scent Segment Adjusted Operating EBITDA increased 41% in 2024 compared to the prior year period as exchange rate variations had an unfavorable impact. The performance was primarily driven by favorable net pricing, productivity gains and volume increases, offset in part by the impact of the divestiture of the FSI business and Cosmetic Ingredients business.
Pharma Solutions Segment Adjusted Operating EBITDA
Pharma Solutions Segment Adjusted Operating EBITDA decreased $11 million, or 6% on a reported basis, to $162 million in the first nine months of 2024 (22.1% of segment sales) from $173 million (23.3% of segment sales) in the comparable 2023 period. On a currency neutral basis, Pharma Solutions Segment Adjusted Operating EBITDA decreased 6% in 2024 compared to the prior year period as exchange rate variations remained flat. The decreased performance was primarily driven by higher costs including favorable one-off items in the 2023 period which did not recur in the 2024 period.

Liquidity
Cash and Cash Equivalents
We had cash and cash equivalents of $569 million, inclusive of $2 million currently in Assets held for sale on the Consolidated Balance Sheets, at September 30, 2024 compared to $729 million, inclusive of $26 million in Assets held for sale on the Consolidated Balance Sheets, at December 31, 2023 and of this balance, a portion was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate cash from our non-U.S. subsidiaries to fund financial obligations in the U.S. As we repatriate these funds to the U.S., there will be required income taxes payable in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of September 30, 2024, we had a deferred tax liability of approximately $167 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
Cash Flows Provided By Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2024 was $702 million, or 8.1% of sales, compared to $795 million, or 9.1% of sales, for the nine months ended September 30, 2023. The decrease in cash flows from operating activities during 2024 was primarily driven by an increase in working capital, largely related to accounts receivable and inventories including amounts held for sale, offset in part by accounts payable and higher cash earnings, excluding the impact of non-cash adjustments.

Cash Flows Provided By Investing Activities
Cash flows provided by investing activities for the nine months ended September 30, 2024 was $586 million compared to $638 million in the prior year period. The decrease in cash flows provided by investing activities was primarily driven by lower net proceeds received from business divestitures compared to the prior year period, offset in part by decreased additions to property, plant and equipment.
We have evaluated and re-prioritized our capital projects and expect that capital spending in 2024 will be approximately 4.8% of sales (net of potential grants and other reimbursements from government authorities), up from 4.4% in 2023.
Cash Flows Used In Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2024 was $1,444 million compared to $1,293 million in the prior year period. The increase in cash flows used in financing activities was primarily driven by higher repayments of long-term debt, offset in part by lower dividends and higher repayments in the prior year period of commercial paper and amounts under the Revolving Credit Facility.
We paid dividends totaling $411 million in the 2024 period. We declared a cash dividend per share of $0.40 in the third quarter of 2024 that was paid on October 9, 2024 to all shareholders of record as of September 20, 2024.
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

Based on the amendments entered into on September 19, 2023 for our Term Loans and Revolving Credit Facility, we were provided with a financial covenant relief period through December 31, 2025, or such earlier date on which we elect to terminate such period, by providing that during the financial covenant relief period, our net debt to credit adjusted EBITDA ratio shall not exceed as of the end of the fiscal quarter for the period of the four fiscal quarters then ended: (i) 5.25x for any fiscal quarter ending on or before March 31, 2024, (ii) 4.75x for the fiscal quarter ending June 30, 2024, (iii) 4.50x for the fiscal quarter ending September 30, 2024, (iv) 4.25x for any subsequent fiscal quarter ending on or before March 31, 2025, (v) 4.00x for any subsequent fiscal quarter ending on or before September 30, 2025 and (vi) 3.75x for the fiscal quarter ending December 31, 2025. During the financial covenant relief period, the amendments prohibit us from (i) effecting share repurchases, (ii) declaring and paying dividends in cash on common stock in excess of $0.81 per share per fiscal quarter (for an aggregate amount of $3.24 per fiscal year) and (iii) creating liens to secure debt in excess of the greater of $300 million and 3.65% of Consolidated Net Tangible Assets (as defined in the amendments to our Term Loans and Revolving Credit Facility), in each case subject to certain exceptions set forth therein.
As of September 30, 2024, we had no outstanding borrowings under our $2.000 billion Revolving Credit Facility. The amount that we are able to draw down under the Revolving Credit Facility is limited by financial covenants as described in more detail below. As of September 30, 2024, our available capacity was $1.347 billion under the Revolving Credit Facility.
Refer to Note 13 of this Form 10-Q and Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 9 of our 2023 Form 10-K for additional information.
Debt Covenants
At September 30, 2024, we were in compliance with all financial and other covenants, including the net debt to credit adjusted EBITDA(1) ratio. At September 30, 2024, our net debt to credit adjusted EBITDA(1) ratio was 3.89 to 1.0 as defined by the credit facility agreements, which is below the relevant level provided by our financial covenants of existing outstanding debt. The most comparable GAAP measure is the total debt to net loss ratio, which was (3.93) to 1.0 at September 30, 2024.
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

(DOLLARS IN MILLIONS)	Twelve Months Ended September 30, 2024
Net loss	$(2,321)
Interest expense	325
Income taxes	68
Depreciation and amortization	1,059
Specified items(1)	3,038
Non-cash items(2)	32
Credit Adjusted EBITDA	$2,201
_______________________
(1)Specified items consisted of restructuring and other charges, impairment of goodwill, acquisition, divestiture and integration costs, strategic initiatives costs, regulatory costs and other costs that are not related to recurring operations.
(2)Non-cash items consisted of losses (gains) on sale of assets, losses (gains) on business disposals, losses on assets classified as held for sale, gain on China facility relocation, write-down of inventory related to Locust Bean Kernel and stock-based compensation.

(DOLLARS IN MILLIONS)	September 30, 2024
Total debt(1)	$9,127
Adjustments:
Cash and cash equivalents(2)	569
Net debt	$8,558
_______________________
(1)Total debt used for the calculation of net debt consisted of short-term debt, long-term debt, short-term finance lease obligations and long-term finance lease obligations.
(2)Cash and cash equivalents included approximately $2 million currently in Assets held for sale on the Consolidated Balance Sheets.
Senior Notes

As of September 30, 2024, we had $8.544 billion aggregate principal amount outstanding in senior unsecured notes, with $894 million principal amount denominated in EUR and $7.650 billion principal amount denominated in USD. The notes bear effective interest rates ranging from 1.22% per year to 5.12% per year, with maturities from October 1, 2025 to December 1, 2050. See Note 13 for additional information.
Contractual Obligations
We expect to contribute a total of $5 million to our U.S. pension plans and a total of $23 million to our non-U.S. pension plans during 2024. During the nine months ended September 30, 2024, $1 million of contributions were made to the qualified U.S. pension plans, $14 million of contributions were made to the non-U.S. pension plans and $3 million of contributions were made with respect to the non-qualified U.S. pension plan. We also expect to contribute $4 million to our postretirement benefits other than pension plans during 2024. During the nine months ended September 30, 2024, $2 million of benefit payments were made to postretirement benefits other than pension plans.
As discussed in Note 17 to the Consolidated Financial Statements, at September 30, 2024, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances, these arrangements are not reasonably likely to have a material impact on our consolidated financial condition, results of operations or cash flows.
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
During the second quarter of 2024, the Company performed quantitative goodwill impairment assessments of its Pharma Solutions reporting unit before and after classification of the disposal group as held for sale. Goodwill allocated to the Pharma Solutions reporting unit was $1.2 billion before classification of the disposal group as held for sale and $74 million after classification of the disposal group as held for sale. Neither test resulted in goodwill impairment. For the pre-classification impairment assessment, we estimated the fair value of the Pharma Solutions reporting unit based upon the fair value of the held for sale disposal group as described above and the estimated fair value of the portion of the Pharma Solutions reporting unit that was not classified as held for sale (“remaining Pharma Solutions reporting unit”). For both the pre- and post-classification impairment assessments, we estimated the fair value of the remaining Pharma Solutions reporting unit based upon the estimated sale proceeds we would expect to receive in a transaction between willing market participants.
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
Adjusted operating EBITDA and adjusted operating EBITDA margin exclude depreciation and amortization expense, interest expense, other (expense) income, net, restructuring and other charges and certain items unrelated to recurring operations such as impairment of goodwill, gains (losses) on business disposals, loss on assets classified as held for sale, acquisition, divestiture and integration related costs, strategic initiatives costs, regulatory costs and other costs that are not related to recurring operations.
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

•supply chain disruptions, geopolitical developments, including the Russia-Ukraine war, the Israel-Hamas war and wider Middle East developments (including disruptions to the Red Sea passage) or climate-change related events (including severe weather events in the U.S. and abroad) that may affect our suppliers or procurement of raw materials;
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
•disruption in the development, manufacture, distribution or sale of our products from international conflicts (such as the Russia-Ukraine war and the Israel-Hamas war), geopolitical events, trade wars, natural disasters, public health crises (such as the COVID-19 pandemic), terrorist acts, labor strikes, political or economic crises (such as the uncertainty related to U.S. government funding negotiations), accidents and similar events;
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
We use derivative instruments as part of our interest rate risk management strategy. We have entered into certain cross currency swap agreements in order to mitigate a portion of our net European investments from foreign currency risk. As of September 30, 2024, these swaps were in a liability position with an aggregate fair value of $164 million. Based on a hypothetical decrease or increase of 10% in the value of the U.S. dollar against the Euro, the estimated fair value of our cross currency swaps would change by approximately $154 million.

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
(b) Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
For information that updates the disclosures set forth under Part I, Item 3. “Legal Proceedings” in our 2023 Annual Report on Form 10-K, filed on February 28, 2024 with the SEC (the “2023 Form 10-K”), refer to Note 17 to the “Consolidated Financial Statements” in this Form 10-Q.

ITEM 1A. RISK FACTORS.
Refer to Part I, Item 1A, “Risk Factors,” of our 2023 Form 10-K and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC. There have been no material changes with respect to the risk factors disclosed in our 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “10b5-1 trading arrangement”) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

Dated:	November 5, 2024	By:	/s/ J. Erik Fyrwald
J. Erik Fyrwald
Chief Executive Officer and Director (Principal Executive Officer)

Dated:	November 5, 2024	By:	/s/ Glenn Richter
Glenn Richter
Executive Vice President, Chief Financial & Business Transformation Officer (Principal Financial Officer)

Dated:	November 5, 2024	By:	/s/ Beril Yildiz
Beril Yildiz
Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)