Form 10-K
period 2024-12-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2025-02-28
CIK 51253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant was $24,341,101,827 as of June 30, 2024.
As of February 24, 2025, there were 255,714,083 shares of the registrant’s common stock, par value 12 1/2¢ per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2025 Annual Meeting of Shareholders (the “IFF 2025 Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

PART I
In this report, we use the terms “IFF,” “the Company,” “we,” “us” and “our” to refer to International Flavors & Fragrances Inc. and its subsidiaries.

ITEM 1.    BUSINESS.
We are a leading creator and manufacturer of food, beverage, health & biosciences, scent and pharma solutions and complementary adjacent products, including natural health ingredients, which are used in a wide variety of consumer products. Our products are sold principally to manufacturers of dairy, meat, beverages, snacks, savory, sweet, baked goods, grain processors and other foods, personal care products, soaps and detergents, cleaning products, perfumes, dietary supplements, food protection, infant, elderly and animal nutrition, functional food, pharmaceutical and oral care products. As a result, we hold global leadership positions in the Food & Beverage, Home & Personal Care and Health & Wellness markets, and across key Tastes, Textures, Scents, Nutrition, Enzymes, Cultures, Soy Proteins, Pharmaceutical Excipients and Probiotics categories.
Sales in 2024 were $11.484 billion. Our business is geographically diverse, with sales in the U.S. representing approximately 28% of sales in 2024. No other country represented more than 10% of sales. In 2024, no customer accounted for 10% or more of sales.
Our Product Offerings
As of December 31, 2024, our business consisted of four segments: Nourish, Health & Biosciences, Scent and Pharma Solutions.
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
Our Nourish segment consists of an innovative and broad portfolio of natural-based ingredients to enhance nutritional value, texture and functionality in a wide range of beverage, dairy, bakery, confectionery and culinary applications and consists of Ingredients and Flavors.
Ingredients include a diversified portfolio across natural and plant-based specialty food ingredients derived from herbs and plants that provide texturizing solutions used in the food industry, food protection solutions used in food and beverage products, as well as specialty soy and pea protein with value-added formulations, emulsifiers and sweeteners. Natural food protection ingredients consist of natural antioxidants and anti-microbials used for natural food preservation and shelf-life extension for beverages, cosmetic and healthcare products, pet food and feed additives. Ingredients also includes savory solutions (such as spices, marinades, mixtures) and inclusion products (such as products combining flavorings with fruit, vegetables and other natural ingredients), formerly part of Food Designs. During the fourth quarter of 2022, we announced our entry into an agreement to sell a portion of the Savory Solutions business and completed the divestiture on May 31, 2023.
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

Home & Personal Care produces enzymes for laundry and dishwashing detergents, cleaning and textiles to help enhance the product and process performance of products in the fabric and home care, textiles and industrials and personal care markets. The business also produces patented enzymatic polymers that are renewable, biodegradable alternatives to functional ingredients used in home cleaning and beauty care products.
Animal Nutrition produces feed enzymes and animal health solutions that help to improve nutrition, welfare, performance and sustainability of livestock animal farming.
Grain Processing produces yeasts and enzymes for biofuel production and carbohydrate processing.
Scent
Our Scent segment creates fragrance compounds and fragrance ingredients that are integral elements in the world’s finest perfumes and best-known household and personal care products. Consumer insights, science and creativity are at the heart of our Scent business, and, along with our unique portfolio of natural and synthetic ingredients, global footprint, innovative technologies and know-how, and customer intimacy, we believe make us a market leader in scent products. The Scent segment is comprised of Fragrance Compounds and Fragrance Ingredients. We completed the divestiture of our Cosmetic Ingredients business, previously within the Scent segment, on April 2, 2024.
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
Fragrance Ingredients are natural and synthetic, and active and functional ingredients that are used internally and sold to third parties, including competitors, for use in the preparation of compounds. While the principal role of our fragrance ingredients facilities is to support our fragrance compounds business, we utilize excess manufacturing capacity to manufacture and sell certain fragrance ingredients to third parties, enabling us to leverage our fixed costs while maintaining the security of our supply for our perfumers and ultimately our customers. We completed the divestiture of our Flavor Specialty Ingredients business on August 1, 2023. The Flavor Specialty Ingredients business previously comprised of natural flavor extracts, specialty botanical extracts, distillates, essential oils, citrus products, aroma chemicals and natural gums and resins, which are used for food, beverage and flavors, and are often sold directly to food and beverage manufacturers who use them in producing consumer products.
Pharma Solutions
Our Pharma Solutions segment produces, among other things, a vast portfolio of cellulosics and seaweed-based pharmaceutical excipients, used to improve the functionality and delivery of active pharmaceutical ingredients, including controlled or modified drug release formulations, and enabling the development of more effective pharmaceutical finished dosage formulations. Our excipients are used in prescription and over-the-counter pharmaceuticals and dietary supplements. Our Pharma Solutions products also serve a variety of other specialty and industrial end-uses including coatings, inks, electronics, agriculture and consumer products. During March 2024, we entered into an agreement to sell the Pharma Solutions business disposal group, that is primarily made up of most businesses within the Company’s existing Pharma Solutions reportable segment as well as certain adjacent businesses. During October 2024, the Company entered into an agreement to sell its nitrocellulose business, which is within the Company’s existing Pharma Solutions reportable operating segment. Both transactions are expected to close in the second quarter of 2025.
Organization in 2025
As previously announced in 2024, starting January 1, 2025, our Nourish segment has been separated into two newly named business units, Taste and Food Ingredients. With small additional adjustments, our Flavors business, formerly part of Nourish, has been renamed Taste, and our Ingredients business, formerly part of Nourish, has been renamed Food Ingredients. Thus, starting in the first quarter of 2025, our business segments will consist of Taste, Food Ingredients, Health & Biosciences, Scent, and, until the completion of the sale of the Pharma Solutions business disposal group, Pharma Solutions.
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
As of December 31, 2024, we have 894 granted U.S. patents, and 458 pending U.S. patent applications, as well as thousands of other granted patents and pending patent applications around the world. We have developed many unique molecules and delivery systems for our customers that are used as the foundations of successful products around the world.
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
As of December 31, 2024, we employed approximately 3,400 people globally in research and development activities (including innovation, creation and design activities).
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
Procurement
In connection with the manufacture of our products, we use natural and synthetic ingredients. As of December 31, 2024, we purchased approximately 20,000 different raw materials sourced from an extensive network of domestic and international suppliers and distributors.
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
Manufacturing and Distribution
As of December 31, 2024, we had approximately 150 manufacturing facilities, creative centers and application laboratories located in approximately 40 different countries. Our major manufacturing facilities are located in the United States, The Netherlands, Spain, Germany, Indonesia, Turkey, Brazil, Mexico, Slovenia, China, India, Ireland, Norway, Finland, Denmark, Belgium and Singapore.
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
For more detailed information about risks related to our supply chain, please refer to Item 1A, “Risk Factors” – “Supply chain disruptions, geopolitical developments, climate-change events, natural disasters, public health crises, tariffs and trade wars, and other events may adversely affect our business, our procurement of raw materials, and our development, manufacturing, distribution or sale of our products, and thus may impact our productivity, business and financial results.”
Sustainability
In 2021, we launched a refreshed and comprehensive sustainability roadmap, the ‘Do More Good Plan’ (“the Plan”), which aligns with IFF’s strategy for long-term growth and value creation. Supported by a set of ambitious 2030 goals, the Plan comprises four interconnected pillars that capture the areas where we believe we can have the greatest positive impact: Sustainable Solutions, Climate & Planetary Health, Equity & Wellbeing, Transparency & Accountability.
Sustainable Solutions
We deliver solutions that seek to transform industries and empower our customers to achieve their sustainability objectives, beginning with our commitment to responsible sourcing and then leveraging our research and development program to drive environmentally and socially-conscious innovation.
Climate & Planetary Health
Our science-based approach to environmental sustainability across our own operations includes investing in energy-efficient systems and expanding our use of renewable energy as we work to achieve our ambition for net zero greenhouse gas emissions. We partner across our value chain to reduce our footprint by advancing our climate action strategies, reducing our water use and striving for zero waste to landfill.
Equity & Wellbeing
We are advancing our commitment to people and communities by ensuring an equitable and inclusive environment for all employees, while continuously improving our safety program by striving for an injury-free workplace and achieving world-class safety performance.
Transparency & Accountability
Conducting our business with the highest integrity is essential to fulfilling our Do More Good vision. Our robust and transparent corporate governance framework is designed to ensure compliance with our policies, as well as with laws and regulations. Our employees are expected to act ethically, speak up and seek advice when in doubt, and our leaders are accountable for upholding our values and advancing toward our goals.
Across these four pillars, the Company continued to achieve notable recognitions in 2024. For example, we qualified as a constituent of the Dow Jones Sustainability Indices, North America, for the fifth consecutive year, a best-in-class benchmark for investors who recognize that sustainable business practices are critical to generating long-term shareholder value. This distinction validates IFF’s leadership position in sustainability performance and underscores our commitment to executing on key sustainability priorities. We were also awarded the 2024 EcoVadis Platinum sustainability rating for the fourth consecutive time, placing IFF among the top 1% of companies assessed. In addition, we continue to support transparency and accountability through our submission to CDP Climate Change, Water Security and Forests. IFF continues to be listed in the FTSE4Good Index series as well as being named as one of America’s Most Responsible Companies by Newsweek.
Governmental Regulation
We develop, produce and market our products in a number of jurisdictions around the world and are subject to federal, regional and local legislation and regulations in various countries. Our products, which among other industries, are intended for use in food, beverage, pharmaceutical and dietary supplements, home and personal care, and feed, are subject to strict quality and regulatory standards and environmental laws and regulations. We in turn are required to meet strict standards which, in recent years, have become increasingly stringent and affect both existing as well as new products. While the cost of compliance with such laws and regulations leads to higher overall capital expenditure, which can be significant in certain periods, we do not currently anticipate any material capital expenditures necessary to comply with such laws and regulations. We continue to monitor existing and pending laws and regulations and while the impact of regulatory changes cannot be predicted with certainty, compliance has not had, and is not expected to have a material adverse effect on capital expenditure, earnings or competitive position.
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
For more detailed information about risks related to governmental regulation applicable to the Company, please refer to Item 1A, “Risk Factors” – “If we are unable to comply with regulatory requirements and industry standards, including those regarding product safety, quality, efficacy and environmental impact, we could incur significant costs and suffer reputational harm which could adversely affect results of operations.”
Competition
The markets for our products are part of a larger market that supplies a wide variety of ingredients and compounds used in consumer products. Our products are sold principally to manufacturers of dairy, meat, beverages, snacks, savory, sweet, baked goods, grain processors and other foods, personal care products, soaps and detergents, cleaning products, perfumes, dietary supplements, food protection, infant, elderly and animal nutrition, functional food, pharmaceutical and oral care products.
The global market for our products has expanded, primarily as a result of an increase in demand for, and an increase in the variety of, consumer products.
The market for our products is highly competitive. Our main competitors consist of (1) other large global companies, such as Givaudan, DSM-Firmenich, Symrise, Kerry, ADM, and Novonesis, (2) mid-sized companies, (3) numerous regional and local manufacturers and (4) consumer product companies who may develop their own competing products.
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
Our People
The success of our business is built on our talented employees. As of December 31, 2024, we had approximately 22,400 employees worldwide, of whom approximately 24% are employed in the United States. Our workforce plans and talent management programs support our employees to best deliver the business strategy and ensure their development and engagement.
Culture and Values
Our culture is based on our four corporate values of passion, partnership, persistence and principled, and the expression of these values can be seen and felt throughout our history. Our employees appreciate that they contribute to products that touch and enhance the lives of millions of people around the world. Our robust culture ambassador and colleague community program continues to engage a broad portion of the IFF community in building common identity and shared purpose and strengthen engagement and motivation by providing programming on IFF values and providing recognition of individuals who exemplify them.

IFF strives to have a culture on inclusion and belonging where all employees can thrive. Our programs focus on inclusive talent processes, employee experiences, and external engagement. In 2024 we continued to be recognized by external parties such as EDGE, DisabilityIN and Workplace Pride, and employee sentiment on inclusion increased to 82% (compared with 80% in 2023).
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
Our principal executive offices are located at 521 West 57th Street, New York, New York 10019 and 200 Powder Mill Road, Wilmington, Delaware 19803.
Executive Officers of Registrant
Below is a list of the executive officers of the Company and other significant employees who are members of our Executive Leadership Team as of February 28, 2025.

Name	Age	Position
J. Erik Fyrwald(1)	65	Chief Executive Officer and member of our Board of Directors
Yuvraj Arora(1)	53	President, Taste and Chief Commercial Officer
Deborah Borg(1)	48	Executive Vice President, Chief People & Culture Officer
Michael DeVeau(1)	44	Executive Vice President, Chief Financial Officer
Ralf Finzel(1)	61	Executive Vice President, Global Operations Officer
Leticia Gonçalves(1)(2)	50	President, Health & Biosciences
Simon Herriott(1)(2)	61	President, Health & Biosciences
Jennifer Johnson(1)	50	Executive Vice President, General Counsel and Corporate Secretary
Stephen Landsman	65	Executive Vice President, Business Development
Ana Paula Teles de Mendonça(1)	56	President, Scent
Andres Muller(1)	60	President, Food Ingredients
Angela Strzelecki(1)	58	President, Pharma Solutions
Vivek Verma	56	Executive Vice President, Chief Information Officer
_____________________
(1)These individuals are executive officers and file reports under Section 16 of the Securities Exchange Act of 1934.
(2)Simon Herriott is stepping down from the role of President, Health & Biosciences and Leticia Gonçalves will be appointed as President, Health & Biosciences effective March 1, 2025.
J. Erik Fyrwald has served as our Chief Executive Officer and a member of our Board of Directors since February 2024. Mr. Fyrwald joined us from Syngenta, where he served as Chief Executive Officer since 2016. Prior to his role at Syngenta, Mr. Fyrwald served as Chief Executive Officer of Univar Solutions from May 2012 until May 2016, as Chairman and Chief Executive Officer of Nalco from 2008 until 2011, when Nalco merged with Ecolab Inc., and following the merger, he served as President of Ecolab. Mr. Fyrwald began his career at DuPont starting in 1981. During his 27 years at DuPont, Mr. Fyrwald held a number of positions, including Group Vice President of the Agriculture and Nutrition Division at DuPont and Vice President and General Manager of DuPont’s Nutrition and Health Business.
Yuvraj Arora has served as our Chief Commercial Officer and President, Taste since January 2025. Prior to this role, Mr. Arora served as Executive Vice President and President, Nourish since June 2023. Mr. Arora joined IFF from Kellogg North America, where he served as the President of the company’s six U.S. categories since April 2021. He was with Kellogg for more than 20 years, beginning in India in 2002 where he held roles in marketing and category management. He later assumed roles of increasing responsibility in marketing, brand management and general management upon his relocation to the United States in 2005 and in Singapore from 2012-2015.
Deborah Borg has served as our Executive Vice President, Chief People & Culture Officer since August 2022. Ms. Borg joined IFF from Bunge Limited, where she served as Chief Human Resources and Communications Officer since 2016. Prior to joining Bunge, she served in a variety of business leadership and Human Resources roles in Australia, Switzerland and the U.S. for Dow Chemical between 2000 and 2015. She began her career at General Motors Australia.
Michael DeVeau has served as our Executive Vice President, Chief Financial Officer since January 2025. Mr. DeVeau served as our Senior Vice President, Corporate Finance and Investor Relations from December 2022 to December 2024 and had previously served as Senior Vice President, Chief Investor Relations & Communications Officer from February 2021 to December 2022, Vice President, Investor Relations, Communications, and Chief of Staff from September 2014 to February 2021, as well as Divisional Chief Financial Officer, Scent from 2018 to 2020 and Head of Corporate Strategy from 2016 to 2018. Since joining the Company in 2009 as Head of Investor Relations, Mr. DeVeau has held various roles of increasing scope and responsibility in communications, finance and strategy. Prior to joining the Company, he served in leadership positions in investor relations, finance and corporate development at PepsiCo. Mr. DeVeau began his career as an Equity Research Analyst at Citigroup Investment Research.
Ralf Finzel has served as our Executive Vice President, Global Operations Officer since November 2022. Previously, Mr. Finzel served as Vice President of Integrated Supply Chain for Honeywell International Performance Materials and Technologies Business Group in Houston since 2020. Prior to that, he served as Vice President of Integrated Supply Chain for Honeywell International Building Technologies Business Group from July 2017 to March 2020. He first joined Honeywell in Germany as an operations manager in 1999, and held various roles of increasing responsibility and scope in Europe and the U.S. Prior to joining Honeywell, he worked in research and plant management roles for Hoechst AG.

Leticia Gonçalves will serve as our President, Health & Biosciences starting March 2025. Previously, Ms. Gonçalves was ADM’s President, Precision Fermentation and ADM Ventures from December 2023 to February 2025. Prior to that, Ms. Gonçalves served as President, Specialty Ingredients and Global Foods from February 2020 to November 2023. Prior to joining ADM, Ms. Gonçalves served for more than 25 years at Monsanto, now part of Bayer, in a variety of senior leadership roles, including Senior Vice President, U.S. Country Division Head and President for Europe and the Middle East.
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
Stephen Landsman has served as our Executive Vice President, Business Development since August 2024. Previously, Mr. Landsman served as Group General Counsel from May 2018 to July 2024 and Global Head of Mergers and Acquisitions from June 2017 to May 2018 with Syngenta. Prior to joining Syngenta, Mr. Landsman served as Executive Vice President, General Counsel and Corporate Secretary for Univar, Inc. from 2013 to 2017. Prior to that, Mr. Landsman served as Vice President, General Counsel and Corporate Secretary at Nalco Company from 2003 to 2013, following various leadership positions within Nalco since 1990.
Ana Paula Teles de Mendonça has served as President, Scent since April 2024. Previously, Ms. Mendonça served as our Senior Vice President, Commercial Excellence from December 2022 to February 2024. Prior to that, she served as Vice President, President Global Ingredients & Regional General Manager, North America, Consumer Fragrances since February 2022, and, before that, as Vice President, Regional General Manager, North America, Consumer Fragrances since January 2016. Ms. Mendonça joined IFF more than 30 years ago, and her broad experience expands across Category Management (Fine Fragrance, Home, Fabric, and Beauty), Global Marketing, and Product Innovation.
Andres Muller joined IFF in December 2024 and has served as our President, Food Ingredients since January 2025. Mr. Muller joined IFF from Corbion where he served as President, Sustainable Food Solutions since March 2020 and was a member of the Executive Committee since January 2015. Previously, Mr. Muller served as SVP Global Sales, Innovation and Marketing at DuPont from 2013 to 2015 and held various leadership roles in marketing and sales within Sensient and DuPont Nutrition and Health, formerly Danisco from 2001 to 2013. Mr. Muller began his career at Sabores y Fragancias in 1984 as a fragrance compounder. After numerous R&D and sales roles, he formed his own flavors and fragrances company, which Bush Boake Allen later acquired in 2000.
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

•If we are unable to successfully execute our strategic transformation, including our portfolio optimization, it may have a material adverse effect on our business, results of operations and financial condition.
•Regulatory, consumer and economic trends may result in significant costs or adversely affect demand for our products which may have a negative impact on our operating results and future growth.
•Our results of operations may be negatively impacted by the outcome of uncertainties related to legal claims, disputes, investigations and litigation, including the ongoing antitrust and competition investigations and related class action lawsuits.
•Supply chain disruptions, geopolitical developments, climate-change events, natural disasters, public health crises, tariffs and trade wars, and other events may adversely affect our business, our procurement of raw materials, and our development, manufacturing, distribution or sale of our products, and thus may impact our productivity, business and financial results.
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
•A significant data breach or other disruption to our information technology systems could disrupt our operations, resulting in the loss of confidential information or personal data, and adversely impact our reputation, productivity, business or results of operations.
•We are subject to risks associated with the potential use of AI in our own operations and by third-party partners that we may engage with.
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
•We are subject to increasing customer, consumer, shareholder and regulatory focus on sustainability, which may result in additional costs in order to meet new requirements, including adversely affecting our stock price, results of operations and access to capital.
•If we fail to successfully enter into or close collaborations, joint ventures, partnerships, acquisitions, or divestitures, or successfully manage such transactions, it could adversely affect our business and growth opportunities.
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
•We could be adversely affected by violations, by us or our counterparties, of U.S. or foreign anti-bribery and anti-corruption laws and regulations, applicable sanctions or competition laws and regulations in the jurisdictions in which we operate or ethical business practices and related laws and regulations.
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
As of December 31, 2024, our total debt was $8.977 billion. There may be circumstances in which required payments of principal and/or interest on our debt could adversely affect our cash flows, our operating results or our ability to return capital to our shareholders. In addition, our existing Revolving Credit Facility and Term Loan are also at variable interest rates, exposing us to potentially material interest rate risk at our current level of indebtedness.
Furthermore, our degree of leverage could adversely affect our future credit ratings. If we are unable to maintain or improve our current investment grade rating or improve our leverage, it could adversely affect our future cost of funding, liquidity and access to capital markets. The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its senior unsecured debt. However, any downgrade in our credit rating may, depending on the extent of such downgrade, negatively impact our ability to raise additional debt capital, our liquidity and capital position, and may increase our cost of borrowing for new capital raises. In addition, our existing Revolving Credit Facility and Term Loan have pricing grids that are based on credit rating, such that our cost of borrowing may increase if our public debt rating decreases. The pricing grid rates have increased by 0.125% for the duration that financial covenant relief (as described below) is provided.
Our Revolving Credit Facility and Term Loan contain various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including the requirement for us to maintain, at the end of each fiscal quarter, a maximum ratio of net debt for borrowed money to credit adjusted EBITDA in respect of the previous four fiscal quarters. On September 19, 2023, we entered into further amendments to our Revolving Credit Facility and Term Loan that extend certain relief with respect to this financial covenant by providing that during the relief period our leverage ratio shall not exceed as of the end of the fiscal quarter (for the period of the four fiscal quarters then ended): (i) 5.25x for any fiscal quarter ending on or before March 31, 2024, (ii) 4.75x for the fiscal quarter ending June 30, 2024, (iii) 4.50x for the fiscal quarter ending September 30, 2024, (iv) 4.25x for any subsequent fiscal quarter ending on or before March 31, 2025, (v) 4.00x for any subsequent fiscal quarter ending on or before September 30, 2025 and (vi) 3.75x for the fiscal quarter ending December 31, 2025. The financial covenant relief provided in the September 2023 amendments superseded the ratios and step downs set forth in prior amendments to these credit facilities entered into on August 4, 2022 and March 23, 2023.
During the financial covenant relief period, the amendments prohibit us from (i) effecting share repurchases, (ii) declaring and paying dividends in cash on common stock in excess of $0.81 per share per fiscal quarter (for an aggregate amount of $3.24 per fiscal year) and (iii) creating liens to secure debt in excess of the greater of $300 million and 3.65% of Consolidated Net Tangible Assets, in each case subject to certain exceptions set forth in the amendments. During the financial covenant relief period, the Term Loan is subject to a mandatory prepayment provision whereby certain asset sale proceeds must be used to pay down amounts outstanding thereunder. See Note 14 for additional information on the amendments to the debt agreements.

Our current level of leverage could increase our vulnerability to sustained, adverse macroeconomic weakness, limit our ability to obtain further financing, lead to a reduction or suspension of our dividend payments, decrease our flexibility in responding to or preparing for changes in the industry in which we operate and our ability to pursue certain operational and strategic projects or opportunities, including necessary investments into our business or large acquisitions. Our level of indebtedness, as well as a failure to comply with covenants under our debt instruments, could adversely affect our business, results of operations and financial condition or our ability to return capital to our shareholders and any additional debt modifications, instruments or covenant reliefs may subject us to additional covenants and restrictions.
If we are unable to successfully execute our strategic transformation, including our portfolio optimization, it may have a material adverse effect on our business, results of operations and financial condition.
As a part of our ongoing strategic transformation and our portfolio optimization strategy, we continue to evaluate and work towards divestitures or strategic transactions. For instance, during the second and third quarter of 2024, we completed divestitures of our Cosmetic Ingredients business and our Flavors and Essences UK business, respectively. Additionally, during March 2024 and October 2024, we entered into agreements for the sale of our Pharma Solutions business disposal group and our nitrocellulose business, respectively, which are each expected to close in the second quarter of 2025. Strategic transactions are generally dependent on many factors which we cannot fully control, including, among other things, relevant industry dynamics or macroeconomic conditions, the interest of potential buyers and their ability to finance such transactions (which is also impacted by general economic and financial conditions and market dynamics), the performance of the underlying assets or business, requisite regulatory approvals, and related separation activities.
Implementing such transactions can be complex, costly and time-consuming and may also result in additional expenses and unanticipated issues, such as competitive responses, employee turnover or impact on our commercial relationships. For instance, divestitures involve separation costs and efforts that may divert management’s and employees’ attention and also result in stranded costs and dis-synergies for the Company. Moreover, divestitures often entail post-closing third-party agreements, such as supply arrangements (including with “take or pay” provisions), product manufacturing, cross-licensing, transitional, or site services agreements (“ancillary agreements”), that may bind the Company for certain periods after closing, during which market or Company conditions may change. Any failure to enter into, complete or potential delays in closing any such transaction, any failure to avoid potential post-closing disputes, any failure to mitigate or manage the associated costs of such transactions, or obtain appropriate terms for ancillary agreements, could result in significant costs, adversely affect the successful implementation of our portfolio optimization strategy as well as our financial condition, including our leverage ratio. Even if such initiatives are implemented successfully, the full benefits may not be realized or may not be realized within the desired timeframe. The failure to meet the challenges involved in implementing our strategic transformation could result in a material adverse impact on our business, results of operations and financial condition.
Regulatory, consumer and economic trends may result in significant costs or adversely affect demand for our products which may have a negative impact on our operating results and future growth.
Increased regulatory scrutiny or uncertainty towards artificial or other ingredients and certain chemical substances in the U.S. or other jurisdictions, may result in significant costs due to, among other things, delays in developing, manufacturing or marketing of new or existing products, potential required changes in business practices, higher compliance costs, or capital expenditures. See, also “—If we are unable to comply with regulatory requirements and industry standards, including those regarding product safety, quality, efficacy and environmental impact, we could incur significant costs and suffer reputational harm which could adversely affect results of operations.” At the same time, changes in consumer trends driven by increasing awareness of health and wellness, as well as the development of new weight management pharmaceutical products such as glucagon-like peptide-1 (GLP-1) receptor agonists, may affect consumer behavior. In addition, there has been growing pressure by consumers, non-governmental organizations and, in some cases, governmental agencies for more transparency in product labeling (including related to biotechnology applications, such as gene editing and mapping). Our customers have been taking steps to address these trends, including by voluntarily providing product-specific ingredients disclosure, which may impact consumer behavior. These and other consumer and regulatory trends could affect the types and volumes of our ingredients and compounds that our customers include in their consumer product offerings and, therefore, the demand for our products, which, among other things, can impact our ability to meet certain productivity levels.
Many of our products are ingredients in a wide assortment of global consumer products throughout the world. Changes in the global, regional or local economic conditions have, and may in the near future, adversely impact demand for consumer products at a regional or global level. Such parameters include, but are not limited to, increased inflation, unemployment and underemployment, salaries and wage rates stagnation, low growth rates, and impacts of supply disruptions, climate events, or geopolitical developments. See, also “—International economic, political, legal, compliance and business factors could negatively affect our financial statements, operations and growth.”
Changes in demand by our customers, including by regulatory, consumer or economic trends, may translate in changed orders by our customers, including reduced quantities or order cancellations. The timing or volumes in our customers’ orders are generally at our customers’ discretion. Customers may cancel, reduce or postpone orders with us on relatively short notice. If we are unable to anticipate or react to these trends in a timely and cost-effective manner, our productivity, results of operations and future growth may be adversely affected.
Our results of operations may be negatively impacted by the outcome of uncertainties related to legal claims, disputes, investigations and litigation, including the ongoing antitrust and competition investigations and related class action lawsuits.
From time to time we are involved in a number of legal claims, regulatory investigations, shareholder litigation and other litigation, including claims related to intellectual property, product liability, competition and antitrust, personal injury, environmental matters and indirect taxes. For instance, product liability claims may arise due to the fact that we supply products to the food and beverage, functional food, pharma/nutraceutical and personal care industries. Our manufacturing and other facilities may expose us to environmental claims, claims of personal injury (including from alleged exposure to facilities’ emissions), regulatory investigations and potential fines.
In addition, and as further described in our consolidated financial statements, we are subject to antitrust and competition investigations in the United States and Europe, as well as class action lawsuits against us and certain of our competitors in the United States and Canada, alleging violations of antitrust laws and related claims. We may face additional civil suits in the United States or elsewhere relating to such alleged conduct. At this time, we are unable to predict or determine the scope, duration, or outcome of these investigations and lawsuits.
Antitrust and competition enforcement actions by the U.S. Department of Justice and the U.S. Federal Trade Commission and other regulators may result in regulators imposing fines, penalties, or restrictions on a company’s business practices in a manner that may significantly impact its results of operations. Our results of operations, liquidity or financial condition could be adversely impacted by unfavorable outcomes in these or other pending or future claims, disputes, investigations or litigation. Poor results of operations, liquidity or financial condition-particularly as we work towards implementation of our ongoing strategic transformation and our portfolio optimization strategy-may increase the likelihood of shareholder litigation.
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
Supply chain disruptions, geopolitical developments, climate-change events, natural disasters, public health crises, tariffs and trade wars, and other events may adversely affect our business, our procurement of raw materials, and our development, manufacturing, distribution or sale of our products, and thus may impact our productivity, business and financial results.
We, directly or indirectly through our suppliers, are subject to risks, inherent in agriculture, development, manufacturing, distribution or sale on a global scale, including natural disasters, global or local health crises, international conflicts, terrorist acts, geopolitical developments, trade wars, industrial accidents, environmental events, climate change events (including severe weather events), strikes and other labor disputes, disruptions in supply chain or information systems, political or economic crises (such as uncertainty related to protracted U.S. federal government funding negotiations or inflation), disruption or loss of key research or manufacturing sites, product quality control, safety and environmental compliance issues, regulatory requirements, as well as other external factors over which neither our suppliers nor we have control.
We use many different raw materials for our business, such as essential oils, extracts and concentrates derived from fruits, vegetables, flowers, woods and other botanicals, animal products, raw fruits, organic chemicals and petroleum-based chemicals, as well as, gelatin, glycols, cellulose products and cellulose processed grains, guar, locust bean gum, organic vegetable oils, peels, saccharides, seaweed, soybeans, and sugars and yeasts. In connection with our manufacturing of our products, we often rely on third-party suppliers for such raw materials. If our suppliers are unable to supply us with sufficient quantities of ingredients and raw materials to meet our needs, we would need to seek alternative sources of such materials (which may result in higher procurement costs) or pursue our own production of such ingredients or direct acquisition of such raw materials. However, for certain of our ingredients and raw materials, we rely on a limited number of suppliers where there are not readily available alternatives. If we are unable to obtain or manufacture alternative sources of such ingredients or raw materials at a similar cost, we may seek to (i) reformulate our products and/or (ii) increase pricing to reflect the higher supply cost. To mitigate our sourcing risk, we maintain strategic stock levels for critical items. However, if we do not accurately estimate the amount of raw materials that will be used for the geographic region in which we will need these materials or competitively price our products, our margins could be adversely affected.
Environmental events may affect our facilities, customers or suppliers and the availability, quality and pricing of raw materials. There is growing evidence that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather and precipitation patterns, growing and harvesting conditions (both on land and in the sea), and the frequency and severity of extreme weather and natural disasters, such as floods, wildfires, droughts and water scarcity. Environmental or climate change events may disrupt our facilities and have a negative impact on, among other things, crop size and quality, supply chain, energy or transportation costs, affecting as a result our manufacturing processes and the availability, quality, and pricing of affected raw materials. Climate related policies and energy production restrictions and pricing, or the lack or failure of such policies and restrictions, may exacerbate such negative impacts.
As we source many of our raw materials globally, we are subject to additional risks. Supply chain disruptions, as demonstrated by the disruptions related to the COVID-19 pandemic, may result in increased costs, delays or limited availability related to raw materials, strain on shipping and transportation resources, and higher energy prices, which can negatively impact our margins and operating results. Energy prices (including the price of fuel and alternative energy sources) are in and of themselves subject to significant volatility caused by, among other things, market fluctuations, supply and demand changes, currency fluctuations, production and transportation disruptions, and other world events, as well as geopolitical developments and climate change related conditions discussed above.
In addition, the imposition of or changes in customs, tariffs, other trade protection measures (including with respect to China, Canada, Mexico, European Union or other jurisdictions by the U.S.), import or export licensing requirements, and sanctions on trade with certain countries, imposed by the U.S. or other countries as well as related retaliatory actions or ensuing uncertainty related to such trade measures, could adversely affect demand for our products, our cost or ability to import raw materials or export our products to other markets.
Similarly, geopolitical developments, such as the US-China relations, escalating tensions between China and Taiwan, the Russia-Ukraine war, the Israel-Hamas war and wider Middle East developments (including disruptions to the Red Sea passage or such conflicts spreading further in the relevant regions), could also impact, among other things, certain raw material, energy and transportation costs, certain of our suppliers, distributors, customers and local markets, global and local macroeconomic conditions, and cause further supply chain disruptions (including by delaying the delivery times of raw materials needed for our business or our products to customers). We maintain operations in both Russia and Ukraine and export products to customers in Russia and Ukraine from operations outside the region. As the Russia-Ukraine war has prolonged, it continues to impact our sourcing of certain raw materials for future years, and we continue to look for alternative suppliers or adjust the types of raw materials used in our products. In response to the events in Ukraine, the Company has limited the production and supply of ingredients in and to Russia and Belarus to only those that meet the essential needs of people, including food, hygiene and medicine, and as a result, our operating performance in Russia remains lower compared to previous years and may not reverse in the near future. The Israel-Hamas war and wider Middle East developments have impacted and may continue to impact our operations in Israel and certain of our customers, local markets and suppliers.
While we operate research and development, manufacturing and distribution facilities throughout the world, many of these facilities are extremely specialized and certain of our research and development or creative laboratories facilities are uniquely situated to support our research and development efforts while certain of our manufacturing facilities are the sole location where a specific ingredient or product is produced. If our research and development, manufacturing and distribution facilities were disrupted, including due to the risks outlined above, the cost of relocating or replacing these activities or reformulating these ingredients or products may be substantial, which could result in production or development delays or otherwise have an adverse effect on our margins, operating results and future growth.
If we are not able to successfully mitigate such risks, we could experience disruptions in production or increased costs, which may result in decrease in our gross margin or reduced sales, and have a material adverse effect on our productivity, business, results of operations and financial condition.
Inflationary trends and pricing uncertainty, including in the price of our input costs, such as raw materials, transportation and energy, could adversely affect our business and financial results in the short term and result in uncertainties in the long term.
Inflationary pressure and price uncertainty may continue in 2025. As a result of the broader inflationary environment and supply chain disruptions we have experienced, and may continue to experience, volatility and increases in the price of input costs, such as certain raw materials, transportation and energy costs. We might also suffer from supply disruptions from supplier exits as higher costs may become unaffordable for certain suppliers. In addition, though many central banks have paused monetary policies such as increasing interest rates to counter inflation, rates remain at historical highs and may continue to remain at such levels. These and other monetary policies to counter inflation could negatively affect our borrowing costs and those of our customers and suppliers, as well as exchange rates and other macroeconomic factors.

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
We evaluate our inventory balances of materials based on shelf life, expected sourcing levels, known uses and anticipated demand based on forecasted customer order activity and changes in our product/sales mix. Efficient inventory management is a key component of our business success, financial returns and profitability. To be successful, we must maintain sufficient inventory levels and an appropriate product/sales mix to meet our customers’ demands, without allowing those levels to increase to such an extent that the costs associated with storing and holding other inventory adversely impact our financial results. If our buying decisions do not accurately predict sourcing levels, customer trends or our expectations about customer needs are inaccurate, we may have to take unanticipated markdowns or charges to dispose of the excess or obsolete inventory, which can adversely impact our financial results. Current supply-chain related issues could also lead to raw material shortages and inventory depletion, which may adversely affect our operations. See “—Supply chain disruptions, geopolitical developments, climate-change events, natural disasters, public health crises, trade wars, and other events may adversely affect our productivity, business, our procurement of raw materials, and our development, manufacturing, distribution or sale of our products, and thus may impact our business and financial results.” Additionally, we believe excess inventory levels of raw materials with a short shelf life in our manufacturing facilities subjects us to the risk of increased inventory shrinkage. If we are not successful in managing our inventory balances and shrinkage, our results of and cash flows from operations may be negatively affected.
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
During 2024, our 25 largest customers, a majority of which were multi-national consumer products companies, collectively accounted for approximately 33% of our sales in the aggregate. Large multi-national customers’ market share, especially in the consumer product industry, continues to be pressured by new smaller companies and specialty players that cater to or are more adept at adjusting to the latest consumer trends, including towards natural products and clean labels, changes in the retail landscape (including e-commerce and consolidation), and increased competition from private labels, which have resulted and may continue to result in decreased demand for our products by such multi-national customers and volume erosion, especially in our Nourish business. Furthermore, consolidations amongst our customers have resulted in larger and more sophisticated customers with greater buying power and additional negotiating strength. If such trends continue, our sales could be adversely impacted if we are not able to replace these sales.
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
Our ability to differentiate ourselves and deliver growth largely depends on our ability to successfully develop and introduce new products and product improvements that meet our customers’ needs, and ultimately appeal to consumers. Innovation is a key element of our ability to develop and introduce new products. We cannot be certain that we will be successful in achieving our innovation goals, such as the development of new molecules, new and expanded delivery systems and other technologies. In 2024, we spent approximately 5.8% of our sales on research and development, and we expect to continue investment in research and development and innovation initiatives. This investment level may vary in the future if available resources to invest in research and development are limited due to our ongoing integration and restructuring efforts or from adverse macroeconomic or supply chain factors. We also may need to devote more resources to enhancing our existing product portfolios. Our research and development investments may only generate future revenues to the extent that we are able to develop products that meet our customers’ specifications, are at an acceptable cost and achieve acceptance by the targeted consumer market. Furthermore, there may be significant lag times from the time we incur research and development costs to the time that these research and development costs may result in increased revenue.
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
A significant data breach or other disruption to our information technology systems could disrupt our operations, result in the loss of confidential information or personal data, and adversely impact our reputation, productivity, business or results of operations.
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
A disruption to our information technology systems could result in the loss of confidential business, customer, supplier or employee information, litigation or fines, and may require substantial investigations, repairs or replacements or impact our ability to summarize and report financial results in a timely manner, affecting our productivity or resulting in significant financial, legal and relational costs and potentially harming our reputation and adversely impacting our operations, customer service and results of operations. Additionally, the increasing use and evolution of technology, including cloud-based computing and AI, may lead to potential loss or unauthorized disclosure or use of personal data and proprietary information that was collected, used, stored, or transferred with respect to our business, and to dissemination or destruction of confidential information, unintentionally or otherwise, stored in our or in our third-party providers’ systems or through use of AI, which may significantly increase our business and information security costs, and expose us to reputational harm, penalties, or legal liability. As we complete integration of systems of prior acquired companies with IFF’s systems and prepare for the announced divestitures, we reduce our risk profile. Additionally, an information security or data breach could require us to devote significant management and financial resources to address the problems created, and, as a result of the private rights of action provided for under the European Union’s General Data Protection Regulation (the “GDPR”), the California Consumer Privacy Act (the “CCPA”) and other laws relating to data protection and privacy in other jurisdictions, in the event of such breaches, additional private litigation against us may result. These types of adverse impacts could also occur in the event the confidentiality, integrity or availability of company, customer, supplier or employee information are compromised due to a data loss by us or a trusted third party. We or the third parties with which we share information may not discover any such incidents and/or loss of information for a significant period of time after the incident occurs. In addition, our hybrid and remote work arrangements could introduce operational risk, including cybersecurity and IT systems management risks.
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
IFF has been increasingly using or considering using AI tools in its operations, research and development and other areas. Many of our third-party partners also utilize or are considering utilizing certain AI tools. IFF may be exposed to risks in cases where IFF utilizes AI in connection with certain business activities now or in the future, in cases where, whether known or unknown to IFF, IFF personnel, use AI for our business or at IFF locations, or in cases where our third-party partners, whether or not known to IFF, use AI in their business activities (which we may not be in a position to control).
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
Additionally, the use of AI may lead to the weakening or loss of intellectual property rights, where AI-generated inventions or creations may not be properly attributed to the rightful inventors, potentially resulting in disputes over intellectual property ownership and inventorship rights. Further, the use of AI to draft patent applications may lead to inaccuracies or omissions in the applications, potentially resulting in weakened patent protection or possible outright rejection based on intellectual property ownership and inventorship.
Analyses, results or business processes relying on AI may also be deficient, inaccurate, or biased and we may fail to identify in a timely fashion or at all, if or to the extent that is the case. Furthermore, AI can exacerbate our cybersecurity or IT risks. See “—A significant data breach or other disruption to our information technology systems could disrupt our operations, result in the loss of confidential information or personal data, and adversely impact our reputation, productivity, business or results of operations.” With new and evolving AI comes a continually changing AI regulatory environment, which may create additional compliance costs and risks. At the same time, AI is already changing and has the potential to further significantly change the way we or our competitors do business by, among other things, accelerating research and development, creating efficiencies, improving supply chain, productivity and other processes, customer experience, talent management and decision-making. Any failure to capitalize on the AI benefits to the same degree or with the same speed as our competitors may put us in a disadvantageous position and render our intellectual property portfolio less valuable.
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
We have significant operations outside the U.S., the results of which are reported in the local currency and then translated into U.S. dollars at applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between these currencies and the U.S. dollar have fluctuated and will continue to do so in the future, with the fluctuations being particularly pronounced in certain emerging markets. Changes in exchange rates between these local currencies and the U.S. dollar will affect the recorded levels of sales, profitability, assets and/or liabilities. Along with other macroeconomic uncertainty we are experiencing such as a highly inflationary global environment and supply chain disruptions discussed elsewhere in these risk factors, we have experienced and continue to expect volatility in global foreign currency exchange rates. Changes to interest rate policy as managed by the Federal Reserve Bank to counter inflationary trends and potential changes in trade policy may further impact such exchange rates. Further volatility or unfavorable movements in currency exchange rates may adversely impact our financial condition, cash flows or liquidity. Although we employ a variety of techniques to mitigate the impact of exchange rate fluctuations, including sourcing strategies and a limited number of foreign currency hedging activities, we cannot guarantee that such hedging and risk management strategies will be effective, and our results of operations could be adversely affected.
International economic, political, legal, compliance and business factors could negatively affect our financial statements, operations and growth.
We operate on a global basis, with manufacturing and sales facilities in or supply arrangements with companies based in the U.S., Europe, Africa, the Middle East, Latin America, and Greater Asia. During 2024, approximately 72% of our combined net sales were to customers outside the U.S. and we intend to continue expansion of our international operations. As a result, our business is increasingly exposed to risks inherent in international operations. These risks, which can vary substantially by location, include the following:
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
•the imposition of or changes in customs, tariffs, quotas, trade barriers, other trade protection measures, import or export licensing requirements, and sanctions on trade with certain countries, imposed by the U.S. or other countries, which could adversely affect our cost or ability to import raw materials or export our products to other markets;
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
•risks and costs associated with negative publicity on social media as a result of increased regulatory scrutiny, potential misinformation and/or targeted campaigns;
•risks and costs associated with complying with anti-money laundering and counter-terrorism financing laws;
•risks and costs associated with complying with the U.S. Foreign Corrupt Practices Act, similar U.S. or foreign anti-bribery and anti-corruption laws and regulations, applicable sanctions or competition laws and regulations in the jurisdictions in which we operate or ethical business practices and related laws and regulations;
•risks and costs associated with political and economic instability, bribery and corruption, anti-American sentiment, and social and ethnic unrest in the countries in which we operate;
•difficulty in recruiting and retaining trained local personnel;
•natural disasters, global or local health crisis, pandemics (such as the COVID-19 pandemic), epidemics or international conflicts (such as the Russia-Ukraine war and Israel-Hamas war) or geopolitical tension (such as deteriorating U.S.-China relations), including trade wars, terrorist acts, political crisis, national and regional labor strikes in the countries in which we operate, which could endanger our personnel, interrupt our operations or adversely affect the demand for our products, the results of certain regions or our global supply chain; or
•the risks of operating in developing or emerging markets in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations and the enforceability of contract rights and intellectual property rights.
The occurrence of any one or more of these factors could increase our costs and adversely affect our results of operations.
We are subject to increasing customer, consumer, shareholder and regulatory focus on sustainability, which may result in additional costs in order to meet new requirements, including adversely affecting our stock price, results of operations and access to capital.
Our customers, consumers and shareholders are becoming increasingly sensitive to environmental-related and other long-term sustainability issues. At the same time, we face increasing regulatory reporting requirements related to sustainability topics.
The increased focus on sustainability has resulted and may continue to result in new and changing regulations, including the need to comply with different regulatory regimes in different jurisdictions, and customer requirements that could affect us. These could cause us to incur additional capital expenditure and other costs or to make changes to our operations or reporting systems in order to comply with any new regulations and customer requirements. We could also lose revenue, including as a result of negative publicity, if our customers divert business from us because we have not complied with their sustainability requirements. Increased regulatory scrutiny, consumer or customer legal actions, shareholder activism with respect to sustainability, shifting public and investor sentiment on environmental, social and governance matters could also lead to increased costs and disruption to operations. These potential costs, changes and loss of revenue could have a material adverse effect on our business, results of operations and financial condition.
If we fail to successfully enter into or close collaborations, joint ventures, partnerships, acquisitions, or divestitures, or successfully manage such transactions, it could adversely affect our business and growth opportunities.

From time to time, we evaluate and enter into collaborations, joint ventures or partnerships to enhance our research and development efforts, expand our product portfolios and technology, or modify or enter into new distribution arrangements. The process of establishing and maintaining such relationships is difficult and time-consuming to negotiate, document and implement. We may not be able to successfully negotiate such arrangements, the terms of the arrangements may not be as favorable as anticipated, or such arrangements may result in commercial or legal disputes post-closing. Furthermore, our ability to generate revenues from such collaborations will depend on our partners’ abilities and efforts to successfully perform the functions assigned to them in these arrangements and these collaborations may not lead to development or commercialization of products in the most efficient manner, or at all. In addition, from time to time, we have acquired, and we may acquire, only a majority or partial interest in companies and provided or may provide earnouts for the former owners along with the ability, at our option, or obligation, at the former owners’ option, to purchase the minority interests at a future date at an established price. These investments may have additional risks and may not be as efficient as other operations as we may have fiduciary or contractual obligations to the minority investors and may rely on former owners for the continuing operation of the acquired business. If we are unable to successfully establish and manage these collaborative relationships and investments, it could adversely affect our future growth.
In addition, from time to time, we evaluate acquisition candidates and conduct acquisitions that may strategically fit our business, our growth or productivity objectives. If we are unable to successfully identify and acquire such candidates or integrate and develop acquired businesses, we could fail to achieve anticipated synergies and cost savings, productivity gains, including any expected increase in revenues and operating results, which could have a material adverse effect on our financial results. Furthermore, even if successfully integrated, the acquisition target may fail to further the Company’s business strategy as anticipated, and expose the Company to additional liabilities associated with the acquired business, technology or other asset or arrangement. Conducting acquisitions also creates additional risks, including the potential of incremental liabilities or failing to adequately mitigate or address risks in an acquisition agreement, or potential other post-closing disputes. We may also incur asset impairment charges related to acquisitions if we fail to maintain and integrate the acquired businesses and such impairments charges would reduce our earnings.
Likewise, from time to time, we conduct divestiture transactions relating to certain of our businesses or assets. In conducting such transactions, we enter into a process and execute agreements which could create incremental liabilities and exposures relating to the divested businesses or assets, as well as risks associated with enforcing such agreements. See, also “—If we are unable to successfully execute our strategic transformation, including our portfolio optimization, it may have a material adverse effect on our business, results of operations and financial condition.”
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
We expect to continue to pay dividends to our shareholders; however, our Board may reduce, suspend or discontinue the payment of dividends at any time. The Company announced in February 2024 that it had updated its dividend policy, reducing the expected quarterly dividend approximately 50% to enable faster deleveraging of the balance sheet and provide improved financial flexibility.
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
Attracting, developing, and retaining talented employees is essential to the successful delivery of our products and has become more difficult and costly in the current labor market. Furthermore, as we continue to focus on innovation, our need for scientists and other professionals will increase and may result in increased labor costs. The ability to attract and retain talented employees is critical in, among other things, meeting productivity goals as well as the development of new products and technologies, which is an integral component of our growth strategy.
Competition for employees can be intense and if we are unable to successfully integrate, motivate and reward our employees, we may not be able to retain them. If we are unable to retain our employees or attract new employees in the future, our ability to effectively compete with our competitors and to grow our business could be adversely affected. Changing worker and talent market expectations around flexible work models and relocation has also impacted our ability to retain talent.
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
As a result of our acquisition of Frutarom and the N&B Transaction, the number of our customers significantly increased and became more diverse. Our historical customer base was primarily comprised of large and medium-sized food, beverage and consumer products companies. With the completion of the N&B Transaction, our customer base has further increased significantly and, based on 2024 sales, we had approximately 18,300 customers, approximately 67% of which are small and mid-sized companies. This substantial increase in and diversity of our customer base has required us and may continue to require us to adjust, among other things, our product development, manufacturing, distribution, marketing, customer relationship and sales strategy as well as adapt corporate, information technology, finance and administrative infrastructures to support different go-to-market models. We may experience difficulty managing the growth of a portfolio of customers that is more diverse in terms of its geographical presence as well as with respect to the types of services they require and the infrastructure required to deliver our products. If we are unable to successfully gain market share or maintain our relationships with these customers, our future growth could be adversely affected.
Any impairment of our tangible or intangible long-lived assets, including goodwill, may adversely impact our profitability.
A significant portion of our assets consists of long-lived assets, including tangible assets such as our manufacturing facilities, and intangible assets, including goodwill and customer relationships.
As a result of our acquisitions, including the acquisition of Frutarom and the N&B Transaction, as of December 31, 2024, we recorded approximately $15.525 billion of intangible assets and goodwill, including $4.289 billion of goodwill associated with the acquisition of Frutarom and $11.817 billion of goodwill associated with the merger with the N&B Business, prior to the impact of impairment charges and business divestitures. Our results of operations and financial position in future periods could be negatively impacted should future impairments of our long-lived assets, including intangible assets or goodwill occur.
At least annually, we assess goodwill for impairment. We test for impairment by comparing the estimated fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, we record an impairment charge based on the difference between the two. Intangible assets with finite lives are also tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Such events and changes in circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections (for example due to regulatory or industry changes), our inability to recognize the anticipated benefits of acquisitions, unexpected business disruptions (for example due to a natural disaster, public health crises, such as pandemics or epidemics or loss of a customer, supplier, or other significant business relationship), acts by governments and courts, operating results falling short of projections, or significant adverse changes in the markets in which we operate. During the year ended December 31, 2024, we recorded a goodwill impairment charge of $64 million in the Consolidated Statements of Income (Loss) and Comprehensive Loss. Refer to Part II, Item 7 and Note 1 and Note 12 to the Consolidated Financial Statements for additional information.
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
Effective January 1, 2025, our Nourish segment has been restructured into two newly designated operating segments: Taste and Food Ingredients. This change in management reporting necessitates the reallocation of goodwill between the two reporting units and the performance of a goodwill impairment test both prior to and subsequent to the change. While we have not yet completed our goodwill and long-lived assets impairment assessments required by this internal reporting structure, we anticipate incurring a material impairment charge in the first quarter of fiscal 2025, estimated to be in the range of $1.0 billion to $1.5 billion.
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
The development, manufacture and sale of our products are subject to various regulatory requirements in each of the countries in which our products are developed, manufactured and sold. In addition, we are subject to product safety and compliance requirements (including potential site inspections) established by governments, non-governmental organizations, including industry or similar oversight bodies, or contractually by our customers, including requirements concerning product safety, quality and efficacy, environmental impacts (including packaging, energy and water use and waste management), animal welfare and other sustainability or similar issues. Changes to regulations or the implementation of additional regulations, especially in certain highly regulated markets we are active in, such as regulatory modernization of food safety laws, increased regulatory scrutiny or uncertainty regarding certain ingredients (including synthetic ingredients), and evolving standards and regulations affecting pharmaceutical excipients or in reaction to new or next-generation technologies, including advances in protein engineering, biotechnology (e.g., gene editing and gene mapping), novel uses of existing technologies or stricter rules on ingredients produced by biotechnology techniques have required and may in the future require us to reduce or remove certain ingredients, substances or processing aids from the product portfolio and may result in significant costs or capital expenditures or require changes in business practice that could result in reduced margins or profitability.
As concerns regarding safety, quality and environmental impact become more pressing, we may see new, more restrictive regulations adopted that impact our products in the U.S. and abroad. For example, the EC recently adopted a ban on microplastics, including those found in personal care items, detergents and cosmetics, to reduce plastics pollution. We are now required to modify our products and/or innovate new solutions to replace microplastics in our products. The European Green Deal includes a Chemicals Strategy for Sustainability (CSS), which will trigger updates of the main regulations governing chemical substances used in household and cosmetic products or in industrial applications (REACH, CLP, Cosmetic Regulation and Detergent Regulation). This strategy aims for an expansion of the generic risk management approach based on hazard rather than risk and will introduce other concepts like grouping of similar substances to accelerate regulatory decision making. The practical implementation of this strategy may negatively impact some of the products we place on the market, including some enzymes or fragrance ingredients. If we are unable to adapt to these new regulations or standards in a cost effective and timely manner, we may lose business to competitors who are able to provide compliant products, expose ourselves to losses due to paused or ceased operations, customer claims, regulatory fines, litigation or reputational damage.

Gaps in our operational processes or those of our suppliers or distributors can result in products that do not meet our quality control or industry standards or fail to comply with the relevant regulatory requirements, which in turn can result in finished consumer goods that do not comply with applicable standards and requirements. Further, gaps in our operational processes may impact our productivity and also create challenges in recovering damages from our vendors, even when our vendors’ products fail to meet applicable standards and requirements. Products that are mislabeled, contaminated or damaged could result in a regulatory non-compliance event, including fines, penalties or even a product recall by the FDA or a similar foreign agency.
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
Defects in, misuse of, quality issues with respect to (including products recalls) or inadequate disclosure of risks relating to our products, as well as performance or other issues in our customer relationships, could lead to lost profits and other economic damage, productivity losses, property damage, personal injury or other liability resulting in third-party claims, criminal liability, significant costs, damage to our reputation and loss of business. Any of these factors could adversely affect our business, financial condition and our results of operations.
Failure to comply with environmental protection laws may cause us to close, relocate or operate one or more of our plants at reduced production levels, and expose us to civil or criminal liability, which could adversely affect our operating results and future growth.
Our business operations and properties procure, make use of, manufacture, sell, and distribute substances that include known and potentially unknown hazards and are therefore subject to extensive and increasingly stringent federal, state, local and foreign laws and regulations pertaining to protection of the environment, including air emissions, sewage discharges, the use of hazardous materials, waste disposal practices and clean-up of existing environmental contamination.
Failure to comply with these laws and regulations or any future changes to them may result in significant consequences to us, including the need to pause or cease production, close or relocate one or more of our production facilities, administrative, civil and criminal penalties, fines, sanctions, litigation, costly remediation measures, liability for damages and negative publicity. If we are unable to meet production requirements, we can lose customer orders, which can adversely affect our future growth or we may be required to make incremental capital investments to ensure supply. Idling of facilities or production modifications has caused or may cause customers to seek alternate suppliers due to concerns regarding supply interruptions and these customers may not return or may order at reduced levels even once issues are remediated. If these non-compliance issues reoccur in China or occur or in any other jurisdiction, we may lose business and may be required to incur capital spending above previous expectations, close a plant, or operate a plant at significantly reduced production levels on a permanent basis, and our operating results and cash flows from operations may be adversely affected.
We could be adversely affected by violations, by us or our counterparties, of U.S. or foreign anti-bribery and anti-corruption laws and regulations, applicable sanctions or competition laws and regulations in the jurisdictions in which we operate or ethical business practices and related laws and regulations.
The global nature of our business, our size and employee count, the significance of our international revenue, our focus on emerging markets and presence in regulated industries create various domestic and local regulatory challenges and subject us to risks associated with our international operations. The U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar anti-bribery and anti-corruption laws and regulations in other countries generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business or for other commercial advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. Under the FCPA, U.S. companies may be held liable for the corrupt actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. As such, if we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the U.S. and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, operating results and financial condition.
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
In addition, competition laws and regulations continue to be actively enforced by competition authorities in the U.S., the European Union and other jurisdictions where IFF is active. Our failure to comply with competition laws and regulations can expose the Company to, among other things, high fines, damage actions, reputation harm, and disruptions to our business, and expose our employees civil or criminal penalties. See, also “—Our results of operations may be negatively impacted by the outcome of uncertainties related to legal claims, disputes, investigations and litigation, including the ongoing antitrust and competition investigations and related class action lawsuits.”
Lastly, our reputation and our customers’ willingness to purchase our products depend in part on our compliance by our suppliers, distributors, customers or other counterparties with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, as well as with all legal and regulatory requirements relating to the conduct of their businesses (including the ones mentioned in the preceding paragraphs). While we generally require that third parties we work with agree to our vendor code of conduct, we do not exercise control over our suppliers, distributors, vendors and customers and due to the global nature of our business cannot guarantee their compliance with such ethical and lawful business practices or such legal requirements. If our counterparties fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed, and we could be exposed to litigation, investigations, enforcement actions, monetary liability, and additional costs that would harm our reputation, business, financial condition, results of operations and prospects.
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
We vigilantly protect our intellectual property rights, including trade secrets. We have designed and implemented internal controls intended to restrict access to and distribution of our respective intellectual property. Despite these precautions, our intellectual property is vulnerable to unauthorized access through employee error or actions, theft and cybersecurity incidents, and other security breaches, including due to increasing use of AI tools. See, also “—We are subject to risks associated with the potential use of AI in our own operations and by third-party partners that we may engage with.” Protecting intellectual property related to biotechnology is particularly challenging because theft can be difficult to detect and biotechnology can be self-replicating. Accordingly, the impact of such theft can be significant.
For intellectual property rights that we seek to protect through patents, we cannot be certain that these rights, if obtained, will not later be opposed, invalidated or circumvented. In addition, even if such rights are obtained in the U.S., the laws of some other countries in which our products are or may be sold may not protect intellectual property rights to the same extent as the laws of the U.S. For instance, we may be unable to obtain or defend intellectual property rights in new and inventive technology developed in whole or in part by relying on AI tools. If other parties were to infringe on our intellectual property rights, or if our intellectual property rights were the subject of unauthorized access leading to competitive pressure or if a third party successfully asserted that we had infringed on their intellectual property rights, it could materially and adversely affect our future results of operations by, among other things, (i) us being required to cease production and marketing or reducing the price that we could obtain in the marketplace for products which are based on such rights, (ii) increasing the royalty or other fees that we may be required to pay in connection with such rights, (iii) limiting the volume, if any, of such products that we can sell or (iv) resulting in significant litigation costs and potential liability.
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
In addition, a number of international legislative and regulatory bodies have proposed legislation and conducted investigations of the tax practices of multi-national companies and, in the European Union, the tax policies of certain European Union member states. In December 2021, the Organisation for Economic Co-operation and Development (“OECD”) released the Pillar Two model rules to reform international corporate taxation that aim to ensure that applicable multinationals (global revenue exceeding €750 million) pay a minimum effective corporate tax rate of 15%. The rules are being passed into national legislation based on each country’s approach, and some countries have already enacted or substantively enacted the rules. A framework on Safe Harbours and Penalty Relief was released in 2022 providing details on the transitional reliefs available to businesses over the initial years of Pillar Two implementation. The OECD released administrative guidance in February 2023 aiming to provide clarity over contentious areas of the model rules and aiming to provide greater certainty for businesses impacted by Pillar Two. We continuously evaluate these developments and the potential impact of the Pillar Two framework, subject to legislative adoption by individual countries. This legislation may have a material effect on our effective tax rate, income tax expense, net income or cash flows.
The European Commission (“EC”) is continuously investigating tax rulings in a number of European Union member states, including with respect to specific multi-national corporations to determine whether such rulings comply with European Union rules on state aid. Under European Union law, selective tax advantages for particular taxpayers that are capable of distorting competition and affecting trade between member states may constitute impermissible state aid. If the EC determines that a tax ruling or an implemented tax regime violates the state aid restrictions, the tax authorities of the affected European Union member state may be required to collect back taxes for the period of time covered by the ruling. If the EC, tax authorities or other interested parties in other jurisdictions were to successfully challenge tax rulings applicable to us in any of the member states in which we are subject to taxation or our internal intercompany arrangements, we could be exposed to increased tax liabilities or less favorable tax regimes. In addition, a new European Union regulation – the Foreign Subsidy Regulation – has been recently introduced to address distortions in the European Union market caused by foreign subsidies (including favorable tax regimes) granted by non-EU States to companies active in the European Union. The European Union regulation imposes notification requirements, and also empowers the EC to investigate such potential distortions. Should the EC determine that foreign subsidies have been granted to us capable of distorting competition within the EU, the Company may be exposed to penalties and other costs.
In August 2022, the U.S. government enacted legislation commonly referred to as the “Inflation Reduction Act”, which, among other things, imposed a minimum “book” tax on certain corporations effective for taxable years beginning after December 31, 2022 and created a new excise tax on stock repurchases made by certain publicly traded corporations after December 31, 2022. We continue to evaluate its impact as further guidance becomes available.
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
Legal requirements relating to the collection, storage, handling, use, disclosure, transfer, and security of personal data continue to evolve, and regulatory scrutiny in this area is increasing around the world. This regulatory environment is increasingly challenging and may present material obligations and risks to our business, including significantly expanded compliance burdens, restrictions on transfer of personal data, costs and enforcement risks. Many governments have enacted or are enacting new or updated data protection laws, including data localization laws that require personal data to stay within their borders. All of these evolving compliance and operational requirements, restrictions on use of personal data, as well as the uncertain interpretation and enforcement of laws, impose significant costs and regulatory risks that are likely to increase over time. Our failure to comply with these evolving regulations or to otherwise protect personal data from unauthorized access, use or other processing, could expose us to litigation claims, legal or regulatory proceedings, investigations, fines, sanctions, penalties and other costs that could harm our reputation and adversely impact our business.

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
Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previous cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks and any future material incidents. For more detailed information about risks related to our cybersecurity, refer to Item 1A, “Risk Factors” —“A significant data breach or other disruption to our information technology systems could disrupt our operations, result in the loss of confidential information or personal data, and adversely impact our reputation, productivity, business or results of operations.”

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

ITEM 2.    PROPERTIES.
Our principal owned and leased properties, as of December 31, 2024, are as follows:

	Europe, Africa & the Middle East		North America		Greater Asia		Latin America
	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
Plant	37	12	16	13	16	5	12	3
Office	2	53	—	6	1	20	—	5
Laboratory	3	13	1	7	—	12	—	2
Warehouse	2	14	—	9	—	4	2	7
Other	10	5	—	6	10	8	3	2
	54	97	17	41	27	49	17	19
Our principal executive offices are located at 521 West 57th Street, New York, New York and 200 Powder Mill Road, Wilmington, Delaware. Our principal sites include facilities which, in the opinion of our management, are suitable and adequate for their use and have sufficient capacity for its current business needs and expected near-term growth.

ITEM 3.    LEGAL PROCEEDINGS.
We are subject to various claims and legal actions in the ordinary course of our business. The Company’s material legal proceedings are described in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 21, “Commitments and Contingencies” under the heading “Litigation.” For more detailed information about risks related to legal proceedings, refer to Item 1A, “Risk Factors” – “Our results of operations may be negatively impacted by the outcome of uncertainties related to legal claims, disputes, investigations and litigation, including the ongoing antitrust and competition investigations and related class action lawsuits.”

ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information.
Our common stock is principally traded on the New York Stock Exchange under the ticker symbol “IFF.”
While we have historically paid dividends on a quarterly basis to shareholders of our common stock, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations. Our Board of Directors may reduce, suspend or discontinue the payment of dividends at any time. See Part II, Item 8 of this Form 10-K in the “Consolidated Statements of Shareholders’ Equity” and in the Notes to Consolidated Financial Statements in Note 17 for additional information.
Approximate Number of Equity Security Holders.

Title of Class	Number of shareholders of record as of February 24, 2025
Common stock, par value 12 1/2¢ per share	2,993
Issuer Purchases of Equity Securities.
None.
Performance Graph.
The following graph compares a shareholder’s cumulative total return for the last five fiscal years as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500 Index; (iii) the stocks included in the S&P 500 Consumer Staples Index; and (iv) the stocks included in the S&P 500 Specialty Chemicals Index. The graph is based on historical stock prices and measures total shareholder return, which takes into account both changes in stock price and dividends. The total return assumes that dividends were reinvested daily and is based on a $100 investment on December 31, 2019.

$250
$200
$150
$100
$50
Total Shareholder Return
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Annual Index
International Flavors & Fragrances
S&P 500 Index
S&P 500 Consumer Staples Index
S&P 500 Specialty Chemicals Index

SOURCE: S&P Capital IQ

Year-end Data	2019	2020	2021	2022	2023	2024
International Flavors & Fragrances	$100.00	$86.66	$122.67	$87.89	$70.78	$75.21
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
S&P 500 Consumer Staples Index	$100.00	$110.75	$131.38	$130.57	$131.24	$150.76
S&P 500 Specialty Chemicals Index	$100.00	$117.17	$151.20	$109.69	$127.39	$125.91

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(UNLESS INDICATED OTHERWISE, DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
OVERVIEW
Company Background
We are organized into four reportable operating segments: Nourish, Health & Biosciences, Scent and Pharma Solutions.
Our Nourish segment consists of an innovative and broad portfolio of natural-based ingredients to enhance nutritional value, texture and functionality in a wide range of beverage, dairy, bakery, confectionery and culinary applications and consists of Ingredients and Flavors.
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

Our Scent segment creates fragrance compounds and fragrance ingredients that are integral elements in the world’s finest perfumes and best-known household and personal care products. Consumer insights, science and creativity are at the heart of our Scent business, and, along with our unique portfolio of natural and synthetic ingredients, global footprint, innovative technologies and know-how, and customer intimacy, we believe make us a market leader in scent products. The Scent segment is comprised of Fragrance Compounds and Fragrance Ingredients. We completed the divestiture of our Cosmetic Ingredients business, previously within the Scent segment, on April 2, 2024.
Our Pharma Solutions segment produces, among other things, a vast portfolio of cellulosics and seaweed-based pharmaceutical excipients, used to improve the functionality and delivery of active pharmaceutical ingredients, including controlled or modified drug release formulations, and enabling the development of more effective pharmaceutical finished dosage formulations. Our excipients are used in prescription and over-the-counter pharmaceuticals and dietary supplements. Our Pharma Solutions products also serve a variety of other specialty and industrial end-uses including coatings, inks, electronics, agriculture and consumer products. During March 2024, we entered into an agreement to sell the Pharma Solutions business disposal group, that is primarily made up of most businesses within the Company’s existing Pharma Solutions reportable segment as well as certain adjacent businesses. During October 2024, the Company entered into an agreement to sell its nitrocellulose business, which is within the Company’s existing Pharma Solutions reportable operating segment. Both transactions are expected to close in the second quarter of 2025.
2025 Segment Reorganization
As previously announced in 2024, effective January 1, 2025, our Nourish segment has been restructured into two newly designated operating segments: Taste and Food Ingredients. With additional minor adjustments, our Flavors business, previously part of Nourish, has been renamed Taste, and our Ingredients business, previously part of Nourish, has been renamed Food Ingredients. Consequently, starting in the first quarter of 2025, our business segments will be as follows: Taste, Food Ingredients, Health & Biosciences, Scent, and Pharma Solutions, until the completion of the sale of the Pharma Solutions business disposal group.
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
Impairment of Goodwill
During 2024, we determined that the carrying value of the Pharma Solutions disposal group exceeded its fair value and recorded an impairment charge of $64 million in the Consolidated Statements of Income (Loss) and Comprehensive Loss for the year ended December 31, 2024. See Note 4 to the Consolidated Financial Statements for additional information.
During 2023, we determined that the carrying value of the Nourish reporting unit exceeded its fair value and recorded an impairment charge of $2.623 billion in the Consolidated Statements of Income (Loss) and Comprehensive Loss for the year ended December 31, 2023.
During 2022, we determined that the carrying value of the Health & Biosciences reporting unit exceeded its fair value and recorded a goodwill impairment charge of $2.250 billion in the Consolidated Statements of Income (Loss) and Comprehensive Loss for the year ended December 31, 2022.
See “Critical Accounting Policies and Use of Estimates” and Note 12 to the Consolidated Financial Statements for additional information. For more detailed information about risks related to impairment of goodwill, refer to Item 1A, “Risk Factors” – “Any impairment of our tangible or intangible long-lived assets, including goodwill, may adversely impact our profitability.”
Impact related to the Israel-Hamas War
We maintain operations in Israel and, additionally, export products to customers in Israel from operations outside the region. We will continue to evaluate the current events and any potential impacts related to this matter, but we do not expect there to be a material impact to our Consolidated Financial Statements.
In 2024 and 2023, total sales to Israeli customers were approximately 1% of total sales.
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
In 2024 and 2023, total sales to Russian customers were approximately 1% of total sales.
In 2024 and 2023, total sales to Ukrainian customers were both less than 1% of total sales.
We have a reserve of approximately $2 million related to expected credit losses on receivables from customers located in Russia and Ukraine. During 2022, we also recorded a charge of $120 million related to the impairment of certain long-lived assets in Russia. See Note 1, Note 11 and Note 12 to the Consolidated Financial Statements for additional information.
For more detailed information about risks related to the Russia-Ukraine war and the Israel-Hamas war, refer to Item 1A, “Risk Factors” – “Supply chain disruptions, geopolitical developments, climate-change events, natural disasters, public health crises, tariffs and trade wars, and other events may adversely affect our business, our procurement of raw materials, and our development, manufacturing, distribution or sale of our products, and thus may impact our productivity, business and financial results.”
2024 Financial Performance Overview
For a reconciliation between reported and adjusted figures, please refer to the “Non-GAAP Financial Measures” section.
Sales
Sales in 2024 of $11.484 billion remained flat compared to sales of $11.479 billion in 2023. On a currency neutral basis, sales in 2024 increased 3% compared to 2023. Exchange rate variations had an unfavorable impact on net sales in 2024 of 3%. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies. On a comparable basis, currency neutral sales increased 6% driven by volume increases across various business lines. Comparable portfolio results exclude the impact of divestitures of the portion of the Savory Solutions business, Sonarome business, Flavors & Essences UK business (“F&E UK”), Flavors Specialty Ingredients (“FSI”) business, and Cosmetic Ingredients business (“change in business portfolio mix due to divestitures”), which was approximately $360 million.
A key factor for commercial success is our inclusion on strategic customers’ core supplier lists, which provides opportunities to expand and win new business. We are on the core supplier lists of a large majority of our global and strategic customers. In 2024, no customer accounted for 10% or more of sales.
Gross Profit
Gross profit in 2024 increased $443 million, or 12% on a reported basis, to $4.124 billion (35.9% of sales) compared to $3.681 billion (32.1% of sales) in the 2023 period. The increase in gross profit was primarily driven by volume increases and productivity gains, offset in part by the effect of exchange rate variations and the net impact of the change in business portfolio mix due to divestitures of $133 million.

RESULTS OF OPERATIONS

	Year Ended December 31,			Change
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2024	2023	2022		2024 vs. 2023		2023 vs. 2022
Net sales	$11,484	$11,479	$12,440		—%		(8)%
Cost of sales	7,360	7,798	8,289		(6)%		(6)%
Gross profit	4,124	3,681	4,151		12%		(11)%
Research and development (R&D) expenses	671	636	603		6%		5%
Selling and administrative (S&A) expenses	1,995	1,787	1,768		12%		1%
Restructuring and other charges	29	68	12		(57)%		NMF
Amortization of acquisition-related intangibles	610	680	727		(10)%		(6)%
Impairment of goodwill	64	2,623	2,250		(98)%		17%
Impairment of long-lived assets	—	—	120		NMF		(100)%
Gains on sale of assets	(11)	(3)	(3)		267%		—%
Operating profit (loss)	766	(2,110)	(1,326)		(136)%		59%
Interest expense	305	380	336		(20)%		13%
(Gains) losses on business disposals	(346)	23	(11)		NMF		—%
Loss on assets classified as held for sale	347	—	—		NMF		—%
Other expense (income), net	182	5	(26)		NMF		(119)%
Income (loss) before taxes	278	(2,518)	(1,625)		(111)%		55%
Provision for income taxes	31	45	239		(31)%		(81)%
Net income (loss)	247	(2,563)	(1,864)		(110)%		38%
Net income attributable to non-controlling interest	4	4	7		—%		(43)%
Net income (loss) attributable to IFF shareholders	$243	$(2,567)	$(1,871)		(109)%		37%
Net income (loss) per share — basic and diluted	$0.95	$(10.05)	$(7.32)		(109)%		37%
Gross margin	35.9%	32.1%	33.4%		NMF	(130)	bps
R&D as a percentage of sales	5.8%	5.5%	4.8%	30	bps	70	bps
S&A as a percentage of sales	17.4%	15.6%	14.2%	180	bps	140	bps
Operating margin	6.7%	(18.4)%	(10.7)%		NMF		NMF
Effective tax rate	11.2%	(1.8)%	(14.7)%		NMF		NMF
Segment net sales
Nourish	$5,871	$6,060	$6,829		(3)%		(11)%
Health & Biosciences	2,212	2,081	2,339		6%		(11)%
Scent	2,440	2,393	2,301		2%		4%
Pharma Solutions	961	945	971		2%		(3)%
Consolidated	$11,484	$11,479	$12,440		—%		(8)%
_______________________
NMF: Not meaningful
Cost of sales includes the cost of materials and manufacturing expenses. R&D expenses include expenses related to the development of new and improved products and technical product support. S&A expenses include expenses necessary to support our commercial activities and administrative expenses supporting our overall operating activities including compliance with governmental regulations.

2024 IN COMPARISON TO 2023
Sales performance by segment was as follows:

	% Change in Sales - 2024 vs. 2023
	Reported	Currency Neutral(1)	Comparable Currency Neutral(1)(2)
Nourish	-3%	—%	4%
Health & Biosciences	6%	8%	8%
Scent	2%	7%	12%
Pharma Solutions	2%	2%	2%
Total	—%	3%	6%
_______________________
(1)Currency neutral sales are calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
(2)Comparable portfolio results for 2024 and 2023 exclude the impact of divestitures.
Comparable reported performance by segment was as follows:

	Year Ended December 31,
	2024	2023
Net Sales
Nourish	$5,871	$5,816
Health & Biosciences	2,212	2,081
Scent	2,440	2,277
Pharma Solutions	961	945
Impact of Business Divestitures(1)	—	360
Total	$11,484	$11,479
_______________________
(1)Impact of business divestitures include a portion the Savory Solutions business, Flavor Specialty Ingredients business, Sonarome business, Cosmetic Ingredients business, and Flavors & Essences UK business that were divested in the second quarter of 2023 (May 31, 2023), third quarter of 2023 (August 1, 2023), fourth quarter of 2023 (December 1, 2023), second quarter of 2024 (April 2, 2024), and third quarter of 2024 (September 1, 2024), respectively, to present fully comparable scenarios.
Nourish
Nourish sales in 2024 decreased $189 million, or 3% on a reported basis, to $5.871 billion compared to $6.060 billion in 2023. On a currency neutral basis, Nourish sales remained flat in 2024 compared to the 2023 period as exchange rate variations had an unfavorable impact. On a comparable basis, currency neutral sales increased 4% driven by volume increases across all business units. Comparable portfolio results exclude the impact of the divestitures of the portion of the Savory Solutions business, Sonarome business and F&E UK business with an impact of approximately $244 million.
Health & Biosciences
Health & Biosciences sales in 2024 increased $131 million, or 6% on a reported basis, to $2.212 billion compared to $2.081 billion in 2023. On a currency neutral basis, Health & Biosciences sales increased 8% in 2024 compared to the 2023 period as exchange rate variations had an unfavorable impact. Performance in the Health & Biosciences operating segment was driven by volume increases across various business units and price increases across Cultures & Food Enzymes and Grain Processing business units.
Scent
Scent sales in 2024 increased $47 million, or 2% on a reported basis, to $2.440 billion compared to $2.393 billion in 2023. On a currency neutral basis, Scent sales increased 7% in 2024 compared to the 2023 period as exchange rate variations had an unfavorable impact. On a comparable basis, currency neutral sales increased 12% driven by price increases in the Fragrance Compounds business unit and volume increases across all business units. Comparable portfolio results exclude the impact of the divestitures of the FSI business and Cosmetic Ingredients business, with an impact of approximately $116 million.
Pharma Solutions

Pharma Solutions sales in 2024 increased $16 million, or 2% on a reported basis, to $961 million compared to $945 million in 2023. On a currency neutral basis, Pharma Solutions sales also increased 2% in 2024 compared to the 2023 period as the impact of exchange rate variations was flat. Performance in the Pharma Solutions operating segment was driven by volume growth in industrial markets.
Cost of Sales
Cost of sales decreased $438 million to $7.360 billion (64.1% of sales) in 2024 compared to $7.798 billion (67.9% of sales) in 2023. The decrease in cost of sales was primarily driven by the change in business portfolio mix due to divestitures which was approximately $227 million, lower raw material costs and manufacturing expenses, lower unfavorable manufacturing absorption compared to the prior year period, increased productivity compared to the prior year period, offset in part by volume increases.
Research and Development (R&D) Expenses
R&D expenses increased $35 million to $671 million (5.8% of sales) in 2024 compared to $636 million (5.5% of sales) in 2023. The increase in R&D expenses was primarily driven by an increase in incentive compensation expense, offset in part by the net impact of the change in business portfolio mix due to divestitures and the effect of exchange rate variations.
Selling and Administrative (S&A) Expenses
S&A expenses increased $208 million to $1.995 billion (17.4% of sales) in 2024 compared to $1.787 billion (15.6% of sales) in 2023. The increase in S&A expenses was primarily driven by an increase in incentive compensation expense, professional fees, legal fees and provisions incurred for the ongoing investigations of the fragrance businesses, and divestiture related costs incurred in preparation for the sale of the Pharma Solutions disposal group, offset in part by the change in business portfolio mix due to divestitures.
Restructuring and Other Charges
Restructuring and other charges decreased to $29 million in 2024 compared to $68 million in 2023. The 2024 amounts represent costs primarily related to the IFF Productivity Program and the 2023 amounts represent severance costs primarily incurred as part of the 2023 Restructuring Program. See Note 5 for additional information.
Amortization of Acquisition-Related Intangibles
Amortization expenses decreased to $610 million in 2024 compared to $680 million in 2023. The decrease in amortization expense was primarily driven by the reduction in intangible assets as a result of the change in business portfolio mix due to divestitures and intangible assets of the Pharma Solutions disposal group being classified as “held for sale,” and therefore no longer recognizing amortization expense on those intangible assets. See Note 4 for additional information.
Impairment of Goodwill
The impairment of goodwill was $64 million in 2024 compared to $2.623 billion in 2023, which was related to the Pharma Solutions disposal group and Nourish reporting units, respectively. See Note 1, Note 4, and Note 12 for additional information.
Interest Expense
Interest expense decreased $75 million to $305 million in 2024 compared to $380 million in 2023. The decrease in interest expense was due to lower debt outstanding. See Note 14 for additional information.
(Gains) Losses on Business Disposals
(Gains) losses on business disposals increased to $(346) million in 2024 compared to $23 million in 2023. The net gain on business disposals in 2024 primarily relates to the gain recognized on the sale of the Cosmetic Ingredients business, offset in part by the loss recognized on the sale of the F&E UK business. The loss in 2023 primarily relates to the sale of the FSI business, the sale of a portion of the Savory Solutions business, and liquidation of a business in Russia for the sale of the portion of the Savory Solutions business. See Note 4 for additional information.
Loss on Assets Classified as Held for Sale
Loss on assets classified as held for sale was $347 million in 2024. This related to assets classified as held for sale for the Pharma Solutions disposal group and the portion of the Savory Solutions business in Turkey. See Note 4 for additional information.

Other Expense (Income), Net
Other expense (income), net, increased $177 million to $182 million in 2024 compared to $5 million in 2023. $153 million of increased expense was driven by increased pension-related expense, $130 million of which was due to a settlement loss that was recognized upon termination of the International Flavors & Fragrances Inc. Pension Plan in 2024. See Note 8 and Note 9 for additional information.
Income Taxes
The effective tax rate in 2024 was 11.2% compared to (1.8)% in 2023. The year-over-year increase was primarily driven by an increase in pre-tax income, changes in the mix of earnings, the tax impact of business divestitures and certain non-recurring tax benefits. See Note 10 for additional information.
Segment Adjusted Operating EBITDA Results
The Company uses Segment Adjusted Operating EBITDA for internal reporting and performance measurement purposes. Segment Adjusted Operating EBITDA is defined as Income (Loss) Before Taxes before depreciation and amortization expense, interest expense, restructuring and other charges and certain items that are not related to recurring operations. Our determination of reportable segments was made on the basis of our strategic priorities within each segment and corresponds to the manner in which our Chief Operating Decision Maker reviews and evaluates operating performance to make decisions about resources to be allocated to the segment. In addition to our strategic priorities, segment reporting is also based on differences in the products and services we provide.

Adjusted Operating EBITDA performance by segment was as follows:

	% Change in Adjusted Operating EBITDA - 2024 vs. 2023
	Adjusted(1)	Comparable Adjusted(1)(2)
Nourish	13%	18%
Health & Biosciences	11%	11%
Scent	12%	25%
Pharma Solutions	5%	5%
Total	11%	16%
_______________________
(1)Refer to Note 7 for a reconciliation of Adjusted Operating EBITDA to Income (Loss) Before Taxes.
(2)Comparable portfolio results for 2024 and 2023 exclude the impact of divestitures.

Comparable Adjusted Operating EBITDA by segment was as follows:

	For the Year Ended December 31,
(DOLLARS IN MILLIONS)	2024	2023
Segment Adjusted Operating EBITDA
Nourish	$824	$700
Health & Biosciences	654	588
Scent	518	416
Pharma Solutions	209	199
Impact of Business Divestitures	—	77
Total	2,205	1,980
Depreciation & Amortization	(1,015)	(1,142)
Interest Expense	(305)	(380)
Other (Expense) Income, net	(182)	(5)
Restructuring and Other Charges	(29)	(68)
Impairment of Goodwill	(64)	(2,623)
Gains (Losses) on Business Disposals	346	(23)
Loss on Assets Classified as Held for Sale	(347)	—
Acquisition, Divestiture and Integration Costs	(228)	(174)
Strategic Initiatives Costs	(33)	(31)
Regulatory Costs	(73)	(50)
Other	3	(2)
Income (Loss) Before Taxes	$278	$(2,518)
Segment Adjusted Operating EBITDA margin:
Nourish	14.0%	12.0%
Health & Biosciences	29.6%	28.3%
Scent	21.2%	18.3%
Pharma Solutions	21.7%	21.1%
Consolidated	19.2%	17.2%

Nourish Segment Adjusted Operating EBITDA
Nourish Segment Adjusted Operating EBITDA increased $92 million, or 13% on an adjusted basis, to $824 million (14.0% of segment sales) in 2024 from $732 million (12.1% of segment sales) in 2023. On a comparable basis, Nourish Segment Adjusted Operating EBITDA increased 18% in 2024 compared to 2023 led by primarily volume increases and productivity gains. Comparable portfolio results exclude the impact of the divestitures of the portion of the Savory Solutions business, Sonarome business and F&E UK business with an impact of approximately $32 million.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA increased $66 million, or 11% on an adjusted basis, to $654 million (29.6% of segment sales) in 2024 from $588 million (28.3% of segment sales) in 2023. On a comparable basis, Health & Biosciences Segment Adjusted Operating EBITDA increased 11% in 2024 compared to 2023 led by primarily volume increases and productivity gains.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA increased $57 million, or 12% on a reported basis, to $518 million (21.2% of segment sales) in 2024 from $461 million (19.3% of segment sales) in 2023. On a comparable basis, Scent Segment Adjusted Operating EBITDA increased 25% in 2024 compared to 2023 led by primarily volume increases and productivity gains. Comparable portfolio results exclude the impact of the divestitures of the FSI business and Cosmetic Ingredients business, with an impact of approximately $45 million.
Pharma Solutions Segment Adjusted Operating EBITDA
Pharma Solutions Segment Adjusted Operating EBITDA increased $10 million, or 5% on a reported basis, to $209 million (21.7% of segment sales) in 2024 from $199 million (21.1% of segment sales) in 2023. On a comparable basis, Pharma Solutions Segment Adjusted Operating EBITDA increased 5% in 2024 compared to 2023 led by primarily volume increases and productivity gains.
2023 IN COMPARISON TO 2022
For a comparison of our results of operations and liquidity and capital resources for the fiscal years ended December 31, 2023 and December 31, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024.

Liquidity and Capital Resources
Cash, Cash Equivalents and Restricted Cash
We had cash, cash equivalents and restricted cash of approximately $471 million, inclusive of $2 million currently in Assets held for sale on the Consolidated Balance Sheets, at December 31, 2024 compared to $735 million, inclusive of $26 million in Assets held for sale on the Consolidated Balance Sheets, at December 31, 2023 and of this balance, the majority was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate cash from our non-U.S. subsidiaries to fund financial obligations in the U.S. As we repatriate these funds to the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of December 31, 2024, we had a deferred tax liability of approximately $154 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
Cash Flows Provided By Operating Activities
Cash flows provided by operating activities in 2024 were $1.070 billion, or 9.3% of sales, compared to $1.439 billion, or 12.5% of sales, in 2023. The decrease in cash flows from operating activities from 2023 to 2024 was primarily driven by an increase in working capital, largely related to trade receivables and inventories including amounts held for sale, offset in part by accounts payable and higher cash earnings, excluding the impact of non-cash adjustments.
Cash Flows Provided By Investing Activities
Cash flows provided by investing activities in 2024 were $326 million compared to $574 million in 2023. The decrease in cash flows from investing activities from 2023 to 2024 was primarily driven by lower net proceeds received from business divestitures compared to the prior year period, offset in part by decreased additions to property, plant and equipment.

We have evaluated and re-prioritized our capital projects and expect that capital spending in 2025 will be approximately 6% of sales.
Cash Flows Used In Financing Activities
Cash flows used in financing activities in 2024 were $1.606 billion compared to $1.851 billion in 2023. The decrease in cash flows used in financing activities from 2023 to 2024 was primarily driven by lower dividends and higher repayments in the prior year period of commercial paper and amounts under the Revolving Credit Facility, offset in part by increased repayments of long-term debt.
We paid dividends totaling $514 million and $826 million in 2024 and 2023, respectively. The cash dividend declared per share in 2024 and 2023 was $1.60 and $3.24, respectively.
Our capital allocation strategy is primarily focused on debt repayment to maintain our investment grade rating. We will also prioritize capital investment in our businesses to support the strategic long-term plans. We are also committed to maintaining our history of paying a dividend to investors determined by our Board of Directors at its discretion based on various factors.
Capital Resources
Operating cash flow provides the primary source of funds for capital investment needs, dividends paid to shareholders and debt service repayments. We anticipate that cash flows from operations, cash proceeds generated from planned business divestitures and availability under our existing credit facilities will be sufficient to meet our investing and financing needs, including our debt service requirements, for the foreseeable future. We regularly assess our capital structure, including both current and long-term debt instruments, as compared to our cash generation and investment needs in order to provide ample flexibility and to optimize our leverage ratios. See Note 14 for additional information.
Term Loan and Revolving Credit Facility
Our credit agreements contain various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including the requirement for us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to credit adjusted EBITDA in respect of the previous 12-month period.
Our Term Loan and Revolving Credit Facility bear interest at a base rate or a rate equal to Term SOFR plus an adjustment of 0.10% per annum or, in the case of euro-denominated loans, the Euro interbank offered rate, plus, in each case, an applicable margin based on our public debt rating. Loans may be prepaid without premium or penalty, subject to customary breakage costs.
Based on the amendments entered into on September 19, 2023 for our Term Loan and Revolving Credit Facility, we were provided with a financial covenant relief period through December 31, 2025, or such earlier date on which the Company elects to terminate such period, by providing that during the Term Loan Covenant Relief Period and Revolver Covenant Relief Period, our net debt to credit adjusted EBITDA ratio shall not exceed as of the end of the fiscal quarter for the period of the four fiscal quarters then ended: (i) 5.25x for any fiscal quarter ending on or before March 31, 2024, (ii) 4.75x for the fiscal quarter ending June 30, 2024, (iii) 4.50x for the fiscal quarter ending September 30, 2024, (iv) 4.25x for any subsequent fiscal quarter ending on or before March 31, 2025, (v) 4.00x for any subsequent fiscal quarter ending on or before September 30, 2025 and (vi) 3.75x for the fiscal quarter ending December 31, 2025. During the Term Loan Covenant Relief Period and the Revolver Covenant Relief Period, the amendments prohibit us from (i) effecting share repurchases, (ii) declaring and paying dividends in cash on common stock in excess of $0.81 per share per fiscal quarter (for an aggregate amount of $3.24 per fiscal year) and (iii) creating liens to secure debt in excess of the greater of $300 million and 3.65% of Consolidated Net Tangible Assets (as defined in the Term Loan Credit Agreement and Revolving Credit Agreement), in each case subject to certain exceptions set forth therein.
As of December 31, 2024, we had no outstanding borrowings under our $2 billion Revolving Credit Facility. The amount that we are able to draw down under the Revolving Credit Facility is limited by financial covenants as described in more detail below. As of December 31, 2024, our available capacity was $922 million under the Revolving Credit Facility.
See Note 14 to the Consolidated Financial Statements for additional information on our credit agreements.
Debt Covenants
At December 31, 2024, we were in compliance with all financial and other covenants under our credit agreements, including the net debt to credit adjusted EBITDA(1) ratio. At December 31, 2024, our net debt to credit adjusted EBITDA(1) ratio was 3.84 to 1.0 as defined by the credit facility agreements, which is below the relevant level provided by our financial covenants of existing outstanding debt. The most comparable GAAP measure is the total debt to net income ratio, which was 37.06 to 1.0 at December 31, 2024.
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

(DOLLARS IN MILLIONS)	Year Ended December 31, 2024
Net income	$243
Interest expense	305
Income taxes	31
Depreciation and amortization	1,015
Specified items(1)	434
Non-cash items(2)	197
Credit Adjusted EBITDA	$2,225
_______________________
(1)Specified items consisted of restructuring and other charges, impairment of goodwill, acquisition, divestiture and integration costs, strategic initiatives costs, regulatory costs and other costs that are not related to recurring operations.
(2)Non-cash items consisted of losses (gains) on sale of assets, losses (gains) on business disposals, losses on assets classified as held for sale, pension settlement losses, and stock-based compensation.

(DOLLARS IN MILLIONS)	December 31, 2024
Total debt(1)	$9,005
Adjustments:
Cash and cash equivalents(2)	471
Net debt	$8,534
_______________________
(1)Total debt used for the calculation of net debt consisted of short-term debt, long-term debt, short-term finance lease obligations and long-term finance lease obligations.
(2)Cash and cash equivalents included approximately $2 million currently in Assets held for sale on the Consolidated Balance Sheets.
Senior Notes
As of December 31, 2024, we had $8.478 billion aggregate principal amount outstanding in senior unsecured notes, with $828 million principal amount denominated in EUR and $7.650 billion principal amount denominated in USD. The notes bear effective interest rates ranging from 1.22% per year to 5.12% per year, with maturities from October 1, 2025 to December 1, 2050. See Note 14 to the Consolidated Financial Statements for additional information.
Other Contingencies
See Note 21 to the Consolidated Financial Statements for information related to Other Contingencies.
Other Commitments
Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected our operations, earnings or competitive position. In 2024 and 2023, we spent approximately $32 million and $23 million on capital projects and $136 million and $139 million in operating expenses and governmental charges, respectively, for the purpose of complying with such regulations. Expenditures for these purposes will continue for the foreseeable future. In addition, we are party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act or similar state statutes. It is expected that the impact of any judgments in or voluntary settlements of such proceedings will not be material to our financial condition, results of operations or liquidity.
Contractual Obligations
The Company believes its balances of cash and cash equivalents, which totaled approximately $471 million as of December 31, 2024, inclusive of approximately $2 million currently in Assets held for sale on the Consolidated Balance Sheets, along with cash generated by ongoing operations and access to the Revolving Credit Facility and Commercial Paper as discussed in Note 14 to the Consolidated Financial Statements, will be sufficient to satisfy its cash requirements and capital return program over the next 12 months and beyond. The Company’s material cash requirements include the following contractual and other obligations.
Borrowings and Interest on Borrowings
As of December 31, 2024, the Company had outstanding floating and fixed rate notes with varying maturities for an aggregate principal amount of approximately $8.891 billion (collectively the “Notes”), with approximately $1.413 billion payable within 12 months. Future interest payments associated with the Notes total approximately $2.777 billion, with approximately $256 million payable within 12 months.
The Company also issues unsecured short-term promissory notes (“Commercial Paper”) pursuant to a commercial paper program. As of December 31, 2024, the Company had no Commercial Paper outstanding.
As of December 31, 2024, the Company had no borrowings outstanding under the Revolving Credit Facility.
See Note 14 to the Consolidated Financial Statements for a further discussion of our various borrowing facilities.
Leases
The Company has lease arrangements for certain corporate offices, manufacturing facilities, research and development facilities, and certain transportation and office equipment. As of December 31, 2024, the Company had fixed lease payment obligations of approximately $782 million, with approximately $117 million payable within 12 months. See Note 15 to the Consolidated Financial Statements for a further discussion of our various lease arrangements.
Pension and Other Postretirement Obligations
As of December 31, 2024, the Company had pension funding obligations of approximately $445 million, with approximately $40 million payable within 12 months. See Note 8 to the Consolidated Financial Statements for a further discussion of our retirement plans.
As of December 31, 2024, the Company had postretirement obligations of approximately $40 million, with approximately $4 million payable within 12 months.
Purchase Commitments
The Company has various purchase commitments that include agreements for raw material procurement and contractual capital expenditures. As of December 31, 2024, the Company had purchase commitment obligations of approximately $367 million, with approximately $206 million payable within 12 months.

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
Those areas requiring the greatest degree of management judgment or deemed most critical to our financial reporting involve:
Business Combinations
From time to time we enter into strategic acquisitions in an effort to better service existing customers and to attract new customers. When we acquire a controlling financial interest in an entity or group of assets that are determined to meet the definition of a business, we apply the acquisition method described in ASC Topic 805, Business Combinations. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our financial statements from the date of acquisition forward.
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
Significant judgment is required to estimate the fair value of intangibles and fixed assets and in assigning their respective useful lives. Accordingly, we typically engage third-party valuation specialists, who work under the direction of management, to assist in valuing significant tangible and intangible assets acquired.

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
The Periodic Assessment of Potential Impairment of Goodwill and Held for Sale Balances
As of December 31, 2024, we have goodwill of approximately $9.080 billion. We test goodwill for impairment at the reporting unit level as of November 30 every year or more frequently if events or changes in circumstances indicate the asset might be impaired. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded.
We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and management of each operating segment regularly reviews the operating results of those components. Components within a segment that have similar economic characteristics have been aggregated as a single reporting unit. We determined that we have five reporting units under the Nourish, Health & Biosciences, Scent and Pharma Solutions segments: (1) Nourish, (2) Fragrance Compounds, (3) Fragrance Ingredients, (4) Health & Biosciences and (5) Pharma Solutions. Note that the entire goodwill balance related to Pharma Solutions has been classified as held for sale as of December 31, 2024.
For the annual impairment test as of November 30, 2024, the Company performed quantitative impairment tests by comparing the fair value of the reporting units with their carrying amounts.
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
In performing the quantitative impairment test, we determined that the fair value of the reporting units exceeded their carrying values and determined that there was no further impairment of goodwill in these reporting units as of November 30, 2024. Based on the quantitative impairment test performed, we determined that the Nourish, Health & Biosciences, Fragrance Compounds and Fragrance Ingredients reporting units had excess fair value over carrying value of approximately 22%, 18%, 169% and 37%, respectively. While we believe that the assumptions used in the impairment test were reasonable, changes in key assumptions, including lower revenue growth, adjusted operating EBITDA margin, terminal growth rates or increase in discount rates could result in a future impairment. Such impairment could have a material effect on our Consolidated Statements of Operations and Balance Sheets.
As discussed in Note 4, the classification of the Pharma Solutions disposal group as held for sale was considered an event or change in circumstance which required an assessment of the existing Pharma Solutions reporting unit. During the quarter ended June 30, 2024, the Company performed a pre-classification goodwill impairment test and determined that the fair value of the Pharma Solutions reporting unit exceeded the carrying value. Goodwill allocated to the Pharma Solutions reporting unit was $1.2 billion before classification of the disposal group as held for sale. For the pre-classification impairment assessment, we estimated the fair value of the Pharma Solutions reporting unit based upon the fair value of the held for sale disposal group as described below and the estimated fair value of the portion of the Pharma Solutions reporting unit that was not classified as held for sale (“remaining Pharma Solutions reporting unit”).

The Company then performed a post-classification goodwill impairment test and determined that the fair value was less than the carrying value of the Pharma Solutions disposal group. As such, during the quarter ended June 30, 2024, the Company recorded a non-cash goodwill impairment charge of $64 million which is presented in the Consolidated Statements of Income (Loss) and Comprehensive Loss for the twelve months ended December 31, 2024.
The Company also performed a goodwill impairment test of the remaining Pharma Solutions reporting unit and determined that the fair value exceeded the carrying value. For the impairment assessments, we estimated the fair value of the remaining Pharma Solutions reporting unit based upon the estimated sale proceeds we would expect to receive in a transaction between willing market participants.
The Company engaged an independent third party to determine the fair value of the assets held for sale as of the initial held for sale classification date on May 1, 2024 and each subsequent balance sheet date, based upon the sale price including earnouts expected to be received from the buyer. The fair value of the earnouts were based on a Monte Carlo simulation. The fair value estimation uses Level 3 unobservable inputs as categorized within the ASC Topic 820 fair value hierarchy. This method considers the terms and conditions of the earnouts as described in the relevant transaction agreements, our best estimates of forecasted EBITDA for the earnout periods as applicable, and assumptions such as risk-adjusted discount rate, EBITDA volatility, counterparty discount rate and risk-free rate. The simulation consists first in risk-adjusting the EBITDA projections using a risk-adjusted discount rate and then simulating a range of EBITDAs over the applicable period using the estimate of EBITDA volatility. The fair value of the earnouts are estimated as the present value of the potential range of payouts averaged across the range of simulated EBITDAs using the counterparty discount rate. A 10% increase or decrease in the fair value of contingent consideration would not have a material impact to the impairment charge.
During 2023, based on the quantitative impairment test using the income approach, we determined that the carrying value of the Nourish reporting unit exceeded its fair value and recorded a goodwill impairment charge of $2.623 billion in the Consolidated Statements of Income (Loss) and Comprehensive Loss for the year ended December 31, 2023.
During 2022, based on the quantitative impairment test using the income approach, we determined that the carrying value of the Health & Biosciences reporting unit exceeded its fair value and recorded a goodwill impairment charge of $2.250 billion in the Consolidated Statements of Income (Loss) and Comprehensive Loss for the year ended December 31, 2022.
See Note 12 to the Consolidated Financial Statements for additional information.
Effective January 1, 2025, our Nourish segment has been restructured into two newly designated operating segments: Taste and Food Ingredients. This change in management reporting necessitates the reallocation of goodwill between the two reporting units and the performance of a goodwill impairment test both prior to and subsequent to the change. While we have not yet completed our goodwill and long-lived assets impairment assessments required by this internal reporting structure, we anticipate incurring a material impairment charge in the first quarter of fiscal 2025, estimated to be in the range of $1.0 billion to $1.5 billion.
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
There was no impairment recorded of long-lived assets for the years ended December 31, 2024 and 2023. Due to the uncertainties related to our operations in Russia and Ukraine, we recorded a charge of approximately $120 million related to the impairment of certain long-lived assets in Russia in the Consolidated Statements of Income (Loss) and Comprehensive Loss for the year ended December 31, 2022. See Note 1 to the Consolidated Financial Statements for additional information.

New Accounting Standards
 See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Non-GAAP Financial Measures
We use non-GAAP financial measures in this Form 10-K, including: (i) currency neutral metrics, (ii) comparable portfolio metrics and (iii) adjusted operating EBITDA and adjusted operating EBITDA margin. We also provide the non-GAAP measure net debt solely for the purpose of providing information on the Company’s compliance with debt covenants contained in its debt agreements. Our non-GAAP financial measures are defined below.

These non-GAAP financial measures are intended to provide additional information regarding our underlying operating results and comparable year-over-year performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. In discussing our historical and expected future results and financial condition, we believe it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparable basis, financial amounts both including and excluding these identified items, the impact of exchange rate fluctuations, as well as the impact of acquisitions and divestitures. These non-GAAP measures should not be considered in isolation or as substitutes for analysis of the Company’s results under GAAP and may not be comparable to other companies’ calculation of such metrics.
Adjusted operating EBITDA and adjusted operating EBITDA margin exclude depreciation and amortization expense, interest expense, other (expense) income, net, restructuring and other charges and certain items unrelated to recurring operations such as impairment of goodwill, gains (losses) on business disposals, loss on assets classified as held for sale, acquisition, divestiture and integration costs, strategic initiatives costs, regulatory costs and other costs that are not related to recurring operations.
Net debt to credit adjusted EBITDA is the leverage ratio used in our credit agreement and defined as net debt divided by credit adjusted EBITDA. However, as credit adjusted EBITDA for these purposes was calculated in accordance with the provisions of the credit agreement, it may differ from the calculation used for adjusted operating EBITDA.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
Statements in this Form 10-K, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations including those concerning (i) expected cash flow and availability of capital resources to fund our operations and meet our debt service requirements; (ii) our ability to execute on our strategic and financial transformation, including the progress and success of our portfolio optimization strategy (including the sale process of our Pharma Solutions disposal group), through non-core business divestitures and acquisitions, and expectations regarding the implementation of our refreshed growth-focused strategy and expectations around our business divestitures; (iii) our ability to continue to generate value for, and return cash to, our shareholders; (iv) expectations of the impact of inflationary pressures and the pricing actions to offset exposure to such impacts; (v) expectations regarding the impact of government actions including tariffs; (vi) the impact of high input costs, including commodities, raw materials, transportation and energy; (vii) the expected impact of global supply chain challenges; (viii) our ability to enhance our innovation efforts, drive cost efficiencies and execute on specific consumer trends and demands; (ix) the growth potential of the markets in which we operate, including the emerging markets; (x) expectations regarding sales and profit for the fiscal year 2025, including the impact of foreign exchange, pricing actions, raw materials, energy, and sourcing, logistics and manufacturing costs; (xi) the impact of global economic uncertainty and recessionary pressures on demand for consumer products; (xii) the success of our integration efforts, following the N&B Transaction, and ability to deliver on our synergy commitments as well as future opportunities for the combined company; (xiii) our strategic investments in capacity and increasing inventory to drive improved profitability; (xiv) our ability to drive cost discipline measures and the ability to recover margin to pre-inflation levels; (xv) expected capital expenditures in 2025; and (xvi) the expected costs and benefits of our ongoing optimization of our manufacturing operations, including the expected number of closings. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “intend”, “outlook”, “may”, “estimate”, “should”, “predict” and similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:
•our substantial amount of indebtedness and its impact on our liquidity, credit ratings and ability to return capital to its shareholders;
•our ability to successfully execute our strategic transformation;
•the impact of regulatory, consumer, and economic trends for consumer products;
•the impact of the outcomes of legal claims, disputes, regulatory investigations and litigation;
•supply chain disruptions, geopolitical developments, climate change events, natural disasters, public health crises, tariffs and trade wars, and other events that may affect our suppliers, or procurement of raw materials, and our development, manufacturing, distribution or sale of our products, and thus may impact our productivity, business and financial results;
•inflationary trends, including in the price of our input costs, such as raw materials, transportation and energy;

•our ability to successfully manage our working capital and inventory balances;
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
•the impact of our or our counterparties’ failure to comply with the U.S. Foreign Corrupt Practices Act, similar U.S. or foreign anti-bribery and anti-corruption laws and regulations, applicable sanctions or competition laws and regulations in the jurisdictions in which we operate or ethical business practices and related laws and regulations;
•our ability to protect our intellectual property rights;
•changes in business and operations related to the adoption of artificial intelligence;
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We operate on a global basis and are exposed to currency fluctuation related to the manufacture and sale of our products in currencies other than the U.S. dollar. The major foreign currencies involve the markets in the European Union, Great Britain, Mexico, Brazil, China, India, Indonesia, Australia, Japan and Argentina, although all regions are subject to foreign currency fluctuations versus the U.S. dollar. We actively monitor our foreign currency exposures in all major markets in which we operate, and employ a variety of techniques to mitigate the impact of exchange rate fluctuations, including foreign currency hedging activities.
We have established a centralized reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. Our risk management procedures include the monitoring of interest rate and foreign exchange exposures and hedge positions utilizing statistical analyses of cash flows, market value and sensitivity analysis. However, the use of these techniques to quantify the market risk of such instruments should not be construed as an endorsement of their accuracy or the accuracy of the related assumptions. For the year ended December 31, 2024, our exposure to market risk was estimated using sensitivity analyses, which illustrate the change in the fair value of a derivative financial instrument assuming hypothetical changes in foreign exchange rates and interest rates.
We enter into foreign currency forward contracts with the objective of managing our exchange rate risk related to foreign currency denominated monetary assets and liabilities of our operations. These contracts, and the counterparties to which are major international financial institutions, generally involve the exchange of one currency for a second currency at a future date, have maturities not exceeding twelve months, and are marked-to-market with changes in fair value that are recorded to Other expense (income), net within our Consolidated Statements of Income (Loss) and Comprehensive Loss. Based on a hypothetical decrease or increase of 10% in the applicable balance sheet exchange rates (primarily against the U.S. dollar), the estimated fair value of our foreign currency forward contracts would change by approximately $475 million as of December 31, 2024. However, any change in the value of the contracts, real or hypothetical, would be significantly offset by a corresponding change in the value of the underlying hedged items.
We use derivative instruments as part of our interest rate risk management strategy. We have entered into certain cross currency swap agreements in order to mitigate a portion of our net European investments from foreign currency risk. As of December 31, 2024, these swaps were in a liability position with an aggregate fair value of $90 million. Based on a hypothetical decrease or increase of 10% in the value of the U.S. dollar against the Euro, the estimated fair value of our cross currency swaps would change by approximately $143 million.
At December 31, 2024, the fair value of our EUR fixed rate debt was $813 million. Based on a hypothetical decrease or increase of 10% in foreign exchange rates, the estimated fair value of our EUR fixed rate debt would change by approximately $90 million.
At December 31, 2024, the fair value of our USD fixed rate debt was $6.338 billion. Based on a hypothetical decrease or increase of 10% in interest rates, the estimated fair value of our US fixed rate debt would change by approximately $634 million.
At December 31, 2024, the total amount of our outstanding debt subject to interest rate fluctuations was $413 million. Based on a hypothetical decrease or increase of 1% in interest rates, our annual interest expense would change by approximately $4 million.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework.
Based on this assessment, management determined that, as of December 31, 2024, our internal control over financial reporting was effective.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024 as stated in their report which is included herein.

ITEM 9B.    OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the year ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “10b5-1 trading arrangement”) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 9C.    DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information relating to directors and nominees of the Company is set forth in the IFF 2025 Proxy Statement and is incorporated by reference herein. The information relating to Section 16(a) beneficial ownership reporting compliance that appears in the IFF 2025 Proxy Statement is also incorporated by reference herein. See Part I, Item 1 of this Form 10-K for information relating to the Company’s Executive Officers.
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
The information regarding the Company’s Audit Committee and its designated audit committee financial experts is set forth in the IFF 2025 Proxy Statement and such information is incorporated by reference herein.
The information concerning procedures by which shareholders may recommend director nominees is set forth in the IFF 2025 Proxy Statement and such information is incorporated by reference herein.
We have adopted an insider trading policy and procedures applicable to our directors', officers' and employees' purchase, sale or other disposition of our securities that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and New York Stock Exchange listing standards. This policy and the procedures are set forth in our Insider Trading Policy included as Exhibit 19 to this report. It is the Company’s policy to comply with all applicable securities and state laws (including appropriate approvals by the Company’s board of directors or appropriate committee, if required) when engaging in transactions in the Company’s securities.

ITEM 11.    EXECUTIVE COMPENSATION.
The items required by Part III, Item 11 are incorporated herein by reference from the IFF 2025 Proxy Statement to be filed on or before April 29, 2025, except as to information required pursuant to Item 402(v) of Regulation S-K relating to pay versus performance.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The items required by Part III, Item 12 are incorporated herein by reference from the IFF 2025 Proxy Statement to be filed on or before April 29, 2025.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The items required by Part III, Item 13 are incorporated herein by reference from the IFF 2025 Proxy Statement to be filed on or before April 29, 2025.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The items required by Part III, Item 14 are incorporated herein by reference from the IFF 2025 Proxy Statement to be filed on or before April 29, 2025.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS: The following consolidated financial statements, related notes, and independent registered public accounting firm’s report are included in this Form 10-K:
Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)	52
Consolidated Statements of Income (Loss) and Comprehensive Loss for the years ended December 31, 2024, 2023 and 2022	54
Consolidated Balance Sheets as of December 31, 2024 and 2023	55
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022	56
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	57
Notes to Consolidated Financial Statements	58

(a)(3) EXHIBITS	109

(a)(2) FINANCIAL STATEMENT SCHEDULES
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2024, 2023 and 2022	S-1

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of International Flavors & Fragrances Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of International Flavors & Fragrances Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income (loss) and comprehensive loss, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessments — Nourish and Health & Biosciences Reporting Units
As described in Notes 1 and 12 to the consolidated financial statements, the Company’s goodwill balance was $9.080 billion as of December 31, 2024 and the goodwill related to the Nourish and Health & Biosciences reportable segments was $3.320 billion and $4.295 billion, respectively. Management has determined that the Nourish and Health & Biosciences reportable segments are each also a reporting unit. Management tests goodwill for impairment at the reporting unit level as of November 30 every year or more frequently if events or changes in circumstances indicate the asset might be impaired. If a reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge based on that difference. Management assessed the fair value of the reporting units using an income approach. Under the income approach, management determined the fair value by using a discounted cash flow method at a rate of return that reflects the relative risk of the projected future cash flows of each reporting unit, as well as a terminal value. Key estimates and assumptions include revenue growth rates, gross margins, adjusted operating EBITDA margins, terminal growth rates, and discount rates.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Nourish and Health & Biosciences reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Nourish and Health & Biosciences reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, gross margins, terminal growth rates, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Nourish and Health & Biosciences reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Nourish and Health & Biosciences reporting units; (ii) evaluating the appropriateness of the discounted cash flow method used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, gross margins, terminal growth rates, and discount rates. Evaluating management’s assumptions related to revenue growth rates and gross margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Nourish and Health & Biosciences reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow method and (ii) the reasonableness of the terminal growth rate and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 28, 2025

We have served as the Company’s auditor since 1957.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE LOSS

	Year Ended December 31,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2024	2023	2022
Net sales	$11,484	$11,479	$12,440
Cost of sales	7,360	7,798	8,289
Gross profit	4,124	3,681	4,151
Research and development expenses	671	636	603
Selling and administrative expenses	1,995	1,787	1,768
Restructuring and other charges	29	68	12
Amortization of acquisition-related intangibles	610	680	727
Impairment of goodwill	64	2,623	2,250
Impairment of long-lived assets	—	—	120
Gains on sale of assets	(11)	(3)	(3)
Operating profit (loss)	766	(2,110)	(1,326)
Interest expense	305	380	336
(Gains) losses on business disposals	(346)	23	(11)
Loss on assets classified as held for sale	347	—	—
Other expense (income), net	182	5	(26)
Income (loss) before taxes	278	(2,518)	(1,625)
Provision for income taxes	31	45	239
Net income (loss)	247	(2,563)	(1,864)
Net income attributable to non-controlling interest	4	4	7
Net income (loss) attributable to IFF shareholders	$243	$(2,567)	$(1,871)

Net income (loss) per share — basic and diluted	$0.95	$(10.05)	$(7.32)
Average number of shares outstanding - basic and diluted	256	255	255

Statements of Comprehensive Loss
Net income (loss)	$247	$(2,563)	$(1,864)
Other comprehensive income (loss), after tax:
Foreign currency translation adjustments	(774)	414	(933)
Gains (losses) on derivatives qualifying as hedges	(3)	—	—
Pension and postretirement liability adjustment	146	(112)	158
Other comprehensive income (loss)	(631)	302	(775)
Comprehensive loss	(384)	(2,261)	(2,639)
Net income attributable to non-controlling interest	4	4	7
Comprehensive loss attributable to IFF shareholders	$(388)	$(2,265)	$(2,646)

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2024	2023
ASSETS
Current Assets:
Cash, cash equivalents, and restricted cash	$469	$709
Trade receivables (net of allowances of $26 and $52, respectively)	1,624	1,726
Inventories	2,133	2,477
Assets held for sale	3,030	506
Prepaid expenses and other current assets	737	875
Total Current Assets	7,993	6,293
Property, plant and equipment, net	3,739	4,240
Goodwill	9,080	10,635
Other intangible assets, net	6,445	8,357
Operating lease right-of-use assets	573	689
Other assets	837	764
Total Assets	$28,667	$30,978
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt and current portion of long-term debt	$1,413	$885
Accounts payable	1,283	1,378
Accrued payroll and bonus	420	265
Dividends payable	102	207
Liabilities held for sale	332	46
Other current liabilities	783	977
Total Current Liabilities	4,333	3,758
Other Liabilities:
Long-term debt	7,564	9,186
Retirement liabilities	167	253
Deferred income taxes	1,592	1,937
Operating lease liabilities	534	642
Other liabilities	566	560
Total Other Liabilities	10,423	12,578
Commitments and Contingencies (Note 21)
Shareholders’ Equity:
Common stock $0.125 par value; 500.0 shares authorized; 275.7 and 275.7 shares issued as of December 31, 2024 and December 31, 2023, respectively; and 255.7 and 255.3 shares outstanding as of December 31, 2024 and December 31, 2023, respectively	35	35
Capital in excess of par value	19,917	19,874
Accumulated deficit	(2,605)	(2,439)
Accumulated other comprehensive loss	(2,527)	(1,896)
Treasury stock, at cost (20.0 and 20.4 shares as of December 31, 2024 and December 31, 2023, respectively)	(944)	(963)
Total Shareholders’ Equity	13,876	14,611
Non-controlling interest	35	31
Total Shareholders’ Equity including non-controlling interest	13,911	14,642
Total Liabilities and Shareholders’ Equity	$28,667	$30,978

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	Common stock		Capital in excess of par value	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at December 31, 2021	275.7	$35	$19,826	$3,641	$(1,423)	(21.2)	$(997)	$35	$21,117
Net income (loss)				(1,871)				3	(1,868)
Other Comprehensive (loss) income, after tax					(775)				(775)
Cash dividends declared(1)				(815)					(815)
Stock options/SSARs			11			0.1	4		15
Vested restricted stock units and awards			(41)			0.3	15		(26)
Stock-based compensation			49						49
Purchase of NCI			1					(6)	(5)
Redeemable NCI			(5)						(5)
Dividends on non-controlling interest and other								(2)	(2)
Balance at December 31, 2022	275.7	$35	$19,841	$955	$(2,198)	(20.8)	$(978)	$30	$17,685
Net income (loss)				(2,567)				4	(2,563)
Other Comprehensive (loss) income, after tax					302				302
Cash dividends declared(1)				(827)					(827)
Stock options/SSARs			(4)			0.1	4		—
Vested restricted stock units and awards			(22)			0.3	11		(11)
Stock-based compensation			65						65
Redeemable NCI			(6)						(6)
Dividends on non-controlling interest and other								(3)	(3)
Balance at December 31, 2023	275.7	$35	$19,874	$(2,439)	$(1,896)	(20.4)	$(963)	$31	$14,642
Net income (loss)				243				4	247
Other Comprehensive (loss) income, after tax					(631)				(631)
Cash dividends declared(1)				(409)					(409)
Stock options/SSARs			(1)			—	2		1
Vested restricted stock units and awards			(33)			0.4	17		(16)
Stock-based compensation			77						77
Balance at December 31, 2024	275.7	$35	$19,917	$(2,605)	$(2,527)	(20.0)	$(944)	$35	$13,911
_______________________
(1)Cash dividends declared per common share were $1.60, $3.24, and $3.20 for the twelve months ended December 31, 2024, 2023, and 2022, respectively.

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(AMOUNTS IN MILLIONS)	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$247	$(2,563)	$(1,864)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,015	1,142	1,179
Deferred income taxes	(304)	(369)	(237)
Loss on assets classified as held for sale	347	—	—
Gains on sale of assets	(11)	(3)	(3)
(Gains) Losses on business disposals	(346)	23	(11)
Stock-based compensation	77	65	49
Pension contributions	(29)	(36)	(36)
Pension-related expense (benefit)	125	(28)	(19)
Impairment of goodwill	64	2,623	2,250
Impairment of long-lived assets	—	—	120
Inventory write-down	—	72	—
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(217)	51	(117)
Inventories	(34)	605	(893)
Accounts payable	40	(39)	(57)
Accruals for incentive compensation	190	(2)	(34)
Other assets/liabilities, net	(94)	(102)	70
Net cash provided by operating activities	1,070	1,439	397
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	—	—	(110)
Additions to property, plant and equipment	(463)	(503)	(504)
Additions to intangible assets	(5)	—	(2)
Proceeds from sale of assets	21	27	8
Proceeds from unwinding of derivative instruments	—	—	173
Cash provided by the Merger with N&B	—	—	11
Net proceeds received from business disposals	875	1,050	1,169
Cash paid on foreign currency forward contracts	(102)	—	—
Net cash provided by investing activities	326	574	745
Cash flows from financing activities:
Cash dividends paid to shareholders	(514)	(826)	(810)
Dividends paid to redeemable non-controlling interests	—	(13)	—
Increase (decrease) in revolving credit facility and short term borrowings	—	(99)	104
Proceeds from issuance of commercial paper (maturities after three months)	—	—	225
Repayments of commercial paper (maturities after three months)	—	—	(421)
Net (repayments) borrowings of commercial paper (maturities less than three months)	—	(187)	48
Principal payments of debt	(1,030)	(655)	(300)
Purchases of redeemable non-controlling interests	—	(39)	(47)
Deferred and contingent consideration paid	(36)	(6)	—
Withholding tax paid on stock-based compensation	(16)	(13)	(21)
Other, net	(10)	(13)	(7)
Net cash used in financing activities	(1,606)	(1,851)	(1,229)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(54)	21	(77)
Net change in cash, cash equivalents and restricted cash	(264)	183	(164)
Cash, cash equivalents and restricted cash at beginning of year	735	552	716
Cash, cash equivalents and restricted cash at end of year	$471	$735	$552
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$308	$370	$310
Income taxes paid	370	578	329
Accrued capital expenditures	158	109	150

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
International Flavors & Fragrances Inc. and its subsidiaries (the “Registrant,” “IFF,” “the Company,” “we,” “us” and “our”) is a leading creator and manufacturer of food, beverage, health & biosciences, scent and pharma solutions and complementary adjacent products, including natural health ingredients, which are used in a wide variety of consumer products. Our products are sold principally to manufacturers of dairy, meat, beverages, snacks, savory, sweet, baked goods, grain processors and other foods, personal care products, soaps and detergents, cleaning products, perfumes, dietary supplements, food protection, infant, elderly and animal nutrition, functional food, pharmaceutical and oral care products.
Fiscal Year End
The Company uses a calendar year of the twelve-month period from January 1 to December 31.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The inputs into the Company’s judgments and estimates take into account ongoing global current events and adverse macroeconomic impacts on the critical and significant accounting estimates, including estimates associated with future cash flows that are used in assessing the risk of impairment of certain assets and in business combinations. Actual results could differ from those estimates.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of International Flavors & Fragrances Inc. and those of its subsidiaries. Intercompany balances and transactions have been eliminated. To the extent a subsidiary is not wholly owned, any related non-controlling interests are included as a separate component of Shareholders’ Equity.
Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated Net income (loss).
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
Sales are reduced, at the time revenue is recognized, for applicable discounts, rebates, prebates, and sales allowances based on historical experience. Related accruals are included in Other current liabilities and Other assets in the accompanying Consolidated Balance Sheets. The Company considers shipping and handling activities undertaken after the customer has obtained control of the related goods as a fulfillment activity. Net sales include shipping and handling charges billed to customers. Cost of sales includes all costs incurred in connection with shipping and handling.
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
As of December 31, 2024 and 2023, the Company’s gross accounts receivable was $1.650 billion and $1.778 billion, respectively. The Company’s contract assets and contract liabilities as of December 31, 2024 and 2023 were not material.
Foreign Currency Translation

The Company translates the assets and liabilities of non-U.S. subsidiaries into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Foreign currency translation adjustments are shown as a component of Other comprehensive income (loss) on the Statements of Comprehensive Loss.
Research and Development
Research and development (“R&D”) expenses relate to the development of new and improved products, technical product support and compliance with governmental regulation. All research and development costs are expensed as incurred.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with maturities of three months or less at date of purchase. Restricted cash is comprised of cash or cash equivalents which has been placed into an account that is restricted for a specific use and from which the Company cannot withdraw the cash on demand.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s balance sheets as of December 31, 2024, 2023 and 2022 to the amounts reported on the Company’s statement of cash flows periods ended December 31, 2024, 2023 and 2022.

(DOLLARS IN MILLIONS)	December 31, 2024	December 31, 2023	December 31, 2022
Current assets
Cash and cash equivalents	$469	$703	$483
Cash and cash equivalents included in Assets held for sale	2	26	52
Restricted cash	—	6	10
Non-current assets
Restricted cash included in Other assets	—	—	7
Cash, cash equivalents and restricted cash	$471	$735	$552
Accounts Receivable
The Company has various factoring agreements globally under which it can factor up to approximately $309 million of its trade receivables (“Company’s own factoring agreements”) at a point in time. In addition, the Company utilizes factoring agreements sponsored by certain customers. Under all of the arrangements, the Company sells the trade receivables on a non-recourse basis to unrelated financial institutions and accounts for the transactions as sales of receivables. The applicable receivables are removed from the Company’s Consolidated Balance Sheets when the cash proceeds are received by the Company.
The Company sold approximately $1.732 billion, $1.752 billion and $1.451 billion of receivables in 2024, 2023 and 2022, respectively, under the Company’s own factoring agreements and customer sponsored factoring agreements. The cost of participating in these programs was approximately $27 million, $25 million and $12 million, in 2024, 2023 and 2022, respectively, and is included as a component of interest expense. Under the Company’s own factoring agreements for which the Company has continued responsibility to collect receivables and provide to its sponsor, it sold approximately $850 million, $843 million and $547 million of receivables in 2024, 2023 and 2022, respectively. The outstanding principal amounts of receivables under the Company’s own factoring agreements amounted to approximately $189 million and $196 million as of December 31, 2024 and 2023, respectively. The proceeds from the sales of receivables are included in net cash from operating activities in the Consolidated Statements of Cash Flows.
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
As of December 31, 2024, the Company reported $1.624 billion of trade receivables, net of allowances of $26 million. Based on the aging analysis as of December 31, 2024, approximately 1% of the Company’s accounts receivable were past due by over 365 days based on the payment terms of the invoice.

The following is a roll forward of the Company’s allowances for bad debts for the years ended December 31, 2022, 2023 and 2024:

(DOLLARS IN MILLIONS)	Allowance for Bad Debts
Balance at December 31, 2021	$46
Bad debt expense (reversal)	19
Foreign exchange (gains) losses	(12)
Balance at December 31, 2022	53
Bad debt expense (reversal)	9
Write-offs	(11)
Foreign exchange (gains) losses	1
Balance at December 31, 2023	52
Bad debt expense (reversal)	(4)
Write-offs	(19)
Foreign exchange (gains) losses	(3)
Balance at December 31, 2024	$26
Inventories
Inventories are stated at the lower of cost (on a weighted-average basis) or net realizable value. The Company’s inventories consisted of the following:

	December 31,
(DOLLARS IN MILLIONS)	2024	2023
Raw materials	$657	$779
Work in process	368	406
Finished goods	1,108	1,292
Total	$2,133	$2,477
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
Finite-Lived Intangible Assets
Finite-lived intangible assets include customer relationships, patents, trade names, technological know-how and other intellectual property valued at acquisition and are amortized on a straight-line basis over the following estimated useful lives: customer relationships, 15 to 20 years; patents and trade names, 4 to 23 years; and technological know-how, 5 to 15 years.
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
Allowances for Bad Debts
As of December 31, 2024, the Company had a reserve of approximately $2 million related to expected credit losses on receivables from customers located in Russia and Ukraine. The Company will continue to evaluate its credit exposure related to Russia and Ukraine.
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
As a result of this assessment, the Company recognized an impairment charge of $120 million in the Consolidated Statements of Income (Loss) and Comprehensive Loss for the year ended December 31, 2022, which was allocated on a pro rata basis to intangible assets and property, plant and equipment within the asset group in the amounts of approximately $92 million and $28 million, respectively.
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

The Company identifies their reporting units by assessing whether the components of their reporting units constitute businesses for which discrete financial information is available and management of each reporting unit regularly reviews the operating results of those components. The Company determined that it has five reporting units under the Nourish, Health & Biosciences, Scent and Pharma Solutions segments: (1) Nourish, (2) Fragrance Compounds, (3) Fragrance Ingredients, (4) Health & Biosciences and (5) Pharma Solutions. These reporting units were determined based on the level at which the performance is measured and reviewed by segment management. In cases where the components of an operating segment have similar economic characteristics, they are aggregated into a single reporting unit.
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
The classification of the Pharma Solutions disposal group as held for sale was considered an event or change in circumstance which required an assessment of the existing Pharma Solutions reporting unit. As of the initial held for sale date, the Company determined that the carrying value of the Pharma Solutions disposal group exceeded its fair value and recorded an impairment charge of $64 million in the Consolidated Statements of Income (Loss) and Comprehensive Loss for the year ended December 31, 2024. During 2023, the Company determined that the carrying value of the Nourish reporting unit exceeded its fair value and recorded a goodwill impairment charge of $2.623 billion in the Consolidated Statements of Income (Loss) and Comprehensive Loss for the year ended December 31, 2023. During 2022, the Company determined that the carrying value of the Health & Biosciences reporting unit exceeded its fair value and recorded a goodwill impairment charge of $2.250 billion in the Consolidated Statements of Income (Loss) and Comprehensive Loss for the year ended December 31, 2022. See Note 12 for additional information.
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
Retirement Benefits
Current service costs of retirement plans and postretirement health care and life insurance benefits are accrued. Prior service costs resulting from plan improvements are amortized over periods ranging from 7 to 25 years.
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

The Company records all derivative financial instruments on the balance sheet at fair value. Changes in a derivative’s fair value are recognized in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in Net income (loss). If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in Accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets and are subsequently recognized in Net income (loss) when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges, if any, are recognized as a charge or credit to earnings.
Software Costs
The Company capitalizes direct internal and external development costs for certain significant projects associated with internal-use software and typically amortizes these costs over seven years. Neither preliminary evaluation costs nor costs associated with the software after implementation are capitalized. Costs related to projects that are not significant are expensed as incurred.
Net Income (Loss) Per Share
Under the two-class method, earnings are adjusted by accretion of amounts to redeemable non-controlling interests recorded at redemption value. The adjustments represent in-substance dividend distributions to the non-controlling interest holders as the holders have a contractual right to receive a specified amount upon redemption. As a result, earnings are adjusted to reflect this in-substance distribution that is different from other common shareholders. In addition, the Company has unvested share based payment awards with a right to receive non-forfeitable dividends and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share.
Basic income (loss) per share represents the amount of earnings available to each share of common stock outstanding during the period. Basic income (loss) per share includes the effect of issuing shares of common stock. Diluted (loss) income per share also includes the effect of issuing shares of common stock, assuming (i) stock options and warrants are exercised, and (ii) restricted stock units are fully vested under the treasury stock method. See Note 2 for additional information.
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
Redeemable Non-controlling Interests
Non-controlling interests in subsidiaries that are redeemable for cash or other assets outside of the Company’s control are classified as mezzanine equity, outside of equity and liabilities, at the greater of the carrying value or the redemption value. The increases or decreases in the estimated redemption amount are recorded with corresponding adjustments against Capital in excess of par value and are reflected in the computation of earnings per share using the two-class method. As of December 31, 2024, the Company has acquired or sold all of its remaining redeemable non-controlling interests. See Note 19 for additional information.
Held for Sale
Assets and liabilities to be disposed of by sale (“disposal groups”) are reclassified into assets and liabilities held for sale on the Company’s Consolidated Balance Sheets. The reclassification occurs when management has committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying value or fair value less costs to sell and are not depreciated or amortized. When the net realizable value of a disposal group increases during a period, a gain can be recognized to the extent that it does not increase the value of the disposal group beyond its original carrying value when the disposal group was reclassified as held for sale. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group. See Note 4 for additional information.
Supply Chain Financing Program
In the fourth quarter of 2023, the Company entered into a supply chain financing (“SCF”) program. The program is expected to be available to U.S. based suppliers starting in 2025. The Company makes continuous efforts to improve working capital efficiency and has worked with suppliers to optimize payment terms and conditions. The Company’s current payment terms with a majority of suppliers generally range from 0 to 180 days, which is deemed to be commercially reasonable. The Company’s voluntary SCF program will allow its suppliers to elect to sell the receivables owed to them by the Company to a third-party financial institution. The suppliers, at their own discretion, will determine the invoices they want to sell and directly negotiate the arrangements with the participating third-party financial institution. Supplier participation in the program is solely the decision of the supplier and has no bearing on the Company’s payment terms and amounts due with the supplier. The Company’s responsibility will be limited to making payments based upon the agreed upon contractual terms and arrangements. The Company will not provide any form of guarantees under the SCF program and will have no economic interest in the suppliers’ decision to participate in the SCF program. Amounts due to suppliers that elect to participate in the SCF program will be included in Accounts payable on the Consolidated Balance Sheets. The Company, or the third-party financial institution, may choose to terminate the agreement of the program at any time upon 30 days’ prior written notice. The third-party financial institution may also terminate the agreement of the program at any time upon three business days’ prior written notice in the event there are insufficient funds available for disbursements. As of December 31, 2024 and 2023, there were no amounts outstanding related to suppliers’ participation in the SCF program.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, and in January 2025, issued Accounting Standards Update (“ASU”) 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). The ASU was issued to improve the disclosures about a public business entity's expenses, primarily through disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Public business entities are permitted to adopt the ASU prospectively or retrospectively. The Company is currently evaluating the impact that this guidance will have on its Consolidated Financial Statements and footnote disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU was issued to further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that this guidance will have on its Consolidated Financial Statements and income tax disclosures.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The ASU intends to improve reportable segment disclosure requirements, primarily through enhanced disclosures of significant segment expenses that are regularly provided to the Chief Operating Decision Maker and included within segment profit and loss. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and applied retrospectively to all prior periods presented in the financial statements. The Company has adopted this guidance. See Note 7 for the updated disclosure.

NOTE 2.    NET INCOME (LOSS) PER SHARE
Basic and diluted net (loss) income per share is based on the weighted average number of shares outstanding. A reconciliation of shares used in the computation of basic and diluted net (loss) income per share is as follows:

	December 31,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2024	2023	2022
Net Income (Loss)
Net income (loss) attributable to IFF shareholders	$243	$(2,567)	$(1,871)
Adjustment related to decrease (increase) in redemption value of redeemable non-controlling interests in excess of earnings allocated	—	2	3
Net income (loss) available to IFF shareholders	$243	$(2,565)	$(1,868)
Shares
Weighted average common shares outstanding (basic and diluted)	256	255	255
Net Income (Loss) per Share
Net income (loss) per share - basic and diluted(1)	$0.95	$(10.05)	$(7.32)

_______________________

(1)For the years ended December 31, 2023 and 2022, the basic and diluted net income (loss) per share cannot be recalculated based on the information presented in the table above due to the effects of rounding.
The Company has issued shares of Purchased Restricted Stock Units (“PRSUs”) which contain non-forfeitable rights to dividends and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method.
The Company did not present the two-class method since the difference between basic net income per share for both unrestricted common shareholders and PRSU shareholders for the years ended December 31, 2024, 2023 and 2022 was less than $0.01 per share.
There were approximately 0.2 million and 0.3 million potentially dilutive securities excluded from the computation of diluted net loss per share for the years ended December 31, 2023 and 2022, respectively, because there was a net loss attributable to IFF for the periods and, as such, the inclusion of these securities would have been anti-dilutive.
For the years ended December 31, 2024, 2023 and 2022, there were approximately 0.3 million, 0.4 million and 0.3 million of share equivalents, respectively, that had an anti-dilutive effect and therefore were excluded from the computation of diluted net income (loss) per share.

NOTE 3.    ACQUISITIONS
Acquisition of Health Wright Products, Inc.
On April 1, 2022 (“Acquisition Date”), the Company completed its acquisition of Health Wright Products, Inc. (“Health Wright”). IFF acquired 100% of the equity of Health Wright and made a net payment of $110 million as part of the acquisition.
The purchase price allocation was finalized as of the end of 2022. During the years ended December 31, 2023 and 2022, the Company remeasured the fair value of contingent consideration obligations, and, as a result, recognized an expense and a reduction of expense of approximately $6 million and $(5) million, respectively, presented in Selling and administrative expenses on the Consolidated Statements of Income (Loss) and Comprehensive Loss. The reduction in the fair value of contingent consideration primarily resulted from changes in the probability assessment of achieving the performance targets. As of December 31, 2023, there was approximately $32 million of earnout liabilities presented in Other current liabilities on the Consolidated Balance Sheets. The full amount of the earnout liability was paid to the Seller during the year ended December 31, 2024. See Note 13 for additional information.

NOTE 4. BUSINESS DIVESTITURES AND ASSETS AND LIABILITIES HELD FOR SALE
Divestiture of the Cosmetic Ingredients Business
During the third quarter of 2023, the Company announced it had entered into an agreement to sell its Cosmetic Ingredients business, which was a part of the Scent segment. The Company completed the divestiture on April 2, 2024, and received cash proceeds of approximately $839 million, which includes a $2 million post-closing net working capital adjustment made in the fourth quarter of 2024.
The following table summarizes the fair value of sale consideration received in connection with the business divestiture:

(DOLLARS IN MILLIONS)
Cash proceeds from the buyer	$839
Direct costs to sell	(10)
Fair value of sale consideration	$829
The Net proceeds received from business disposals presented under Cash flows from investing activities represent the cash portion of the sale consideration, which was determined as the fair value of sale consideration adjusted by the cash transferred to the buyer as part of the transaction and the net cash settlement for post-closing adjustments. Amounts paid for direct costs to sell are presented under Cash flows from operating activities. The following table summarizes the different components of Net proceeds received from business disposals presented under Cash flows from investing activities:

(DOLLARS IN MILLIONS)
Cash proceeds from the buyer	$839
Cash transferred to the buyer	(32)
Net Cash flows from investing activities	$807
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
As a result of the business divestiture, the Company recognized a pre-tax gain of approximately $363 million, presented in (Gains) losses on business disposals on the Consolidated Statements of Income (Loss) and Comprehensive Loss for the twelve months ended December 31, 2024. The total income tax expense/(benefit) recognized was approximately $31 million, with approximately $(7) million that was recognized during the year ended December 31, 2023.
Divestiture of the Flavors and Essences UK Business
During the third quarter of 2024, the Company completed the divestiture of its Flavors and Essences UK (“F&E”) business, which was a part of the Nourish segment. The Company completed the divestiture on September 1, 2024, and received net cash proceeds of approximately $28 million. The carrying amount of net assets associated with the business unit, adjusted for currency translation adjustment, was approximately $48 million. The majority of net assets sold included intangible assets and goodwill attributable to the F&E business. As part of the business divestiture, the Company recognized a pre-tax loss of approximately $20 million presented in (Gains) losses on business disposals and a tax benefit of approximately $1 million presented in Provision for income taxes on the Consolidated Statements of Income (Loss) and Comprehensive Loss for the twelve months ended December 31, 2024.
Divestiture of the Flavor Specialty Ingredients Business
The Company completed the divestiture of the Flavors Specialty Ingredients (“FSI”) business on August 1, 2023, and received net cash proceeds of approximately $200 million.
As a result of the business divestiture, the Company recognized a pre-tax loss of approximately $10 million, presented in (Gains) losses on business disposals on the Consolidated Statements of Income (Loss) and Comprehensive Loss for the year ended December 31, 2023. There was a net working capital adjustment of $(3) million for the year ended December 31, 2024, resulting in a cumulative pre-tax loss of approximately $7 million.

Divestiture of a Portion of the Savory Solutions Business
The Company completed the divestiture of a portion of the Savory Solutions business on May 31, 2023, and received net cash proceeds of approximately $821 million. In addition, a receivable of approximately $37 million was recorded which reflected the remaining sale consideration that was received in January 2024.
As a result of the divestiture, the Company recognized a pre-tax loss of approximately $3 million presented in (Gains) losses on business disposals on the Consolidated Statements of Income (Loss) and Comprehensive Loss for the year ended December 31, 2023.
Liquidation of a Business in Russia
As part of the liquidation of a business in Russia for the sale of the portion of the Savory Solutions business, the Company recognized a pre-tax loss of approximately $10 million presented in the (Gains) losses on business disposals, and tax benefits of approximately $2 million presented in Provision for income taxes on the Consolidated Statements of Income (Loss) and Comprehensive Loss for the year ended December 31, 2023.
Divestiture of Microbial Control
The Company completed the divestiture of the Microbial Control business on July 1, 2022 and received net cash proceeds of approximately $1.169 billion.
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
As a result of the business divestiture, the Company recognized a pre-tax gain of approximately $11 million presented in (Gains) losses on business disposals on the Consolidated Statements of Income (Loss) and Comprehensive Loss for the year ended December 31, 2022.
Assets and Liabilities Held for Sale
Pharma Solutions
During March 2024, the Company announced it had entered into an agreement to sell its Pharma Solutions business that is primarily made up of most businesses within the Company’s existing Pharma Solutions reportable operating segment as well as certain adjacent businesses (the “Pharma Solutions disposal group”). The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2025.
The sale does not constitute a strategic shift of the Company’s operations and does not, and will not, have major effects on the Company’s operations and financial results. Therefore, the transaction does not meet the discontinued operations criteria.
The Company determined that the assets and liabilities of the Pharma Solutions disposal group met the criteria to be presented as “held for sale” during the second quarter of 2024. As a result, at December 31, 2024, such assets and liabilities were classified as held for sale on the Consolidated Balance Sheets.
The classification of the Pharma Solutions disposal group as held for sale was considered an event or change in circumstance which required an assessment of the existing Pharma Solutions reporting unit. The Company performed a pre-classification goodwill impairment test and determined that the fair value of the Pharma Solutions reporting unit exceeded the carrying value.
The Company engaged an independent third party to assist management with determining the fair value of the assets held for sale as of May 1, 2024, based upon the sale price including earnouts expected to be received from the buyer. The fair value of the earnout was based on a Monte Carlo simulation. Goodwill was allocated to the Pharma Solutions disposal group based upon the relative fair value of the businesses included in the disposal group compared to the reporting units to which the businesses relate. The Company then performed a post-classification goodwill impairment test and determined that the fair value was less than the carrying value of the Pharma Solutions disposal group. As such, the Company recorded a non-cash goodwill impairment charge of $64 million in the three months ended June 30, 2024, which is presented in Impairment of goodwill on the Consolidated Statements of Income (Loss) and Comprehensive Loss.
The Company also performed a goodwill impairment test of the remaining businesses in the Pharma Solutions reporting unit that were not classified as held for sale and determined that the fair value exceeded the carrying value.
The Company also engaged an independent third party to assist management with determining the fair value of the Pharma Solutions disposal group for the purposes of calculating loss on assets classified as held for sale. At December 31, 2024, the

Company determined that the fair value of $2,692 million (fair value of $2,724 million less estimated costs to sell of $32 million) of the Pharma Solutions disposal group was less than the carrying value. As such, the Company recorded a year-to-date loss of $337 million. This is presented in Loss on assets classified as held for sale on the Consolidated Statements of Income (Loss) and Comprehensive Loss for the twelve months ended December 31, 2024. The Company recorded the loss on classification of held for sale as a valuation allowance on the group of assets held for sale, without allocation to the individual assets or major classes of assets within the group.
For the twelve months ended December 31, 2024, the Company recognized total income tax benefits of $70 million related to loss on assets classified as held for sale for the Pharma Solutions disposal group.

In addition, pursuant to the terms agreed under the 2026 Term Loan Facility, a portion of the net cash proceeds received from the sale of the Pharma Solutions disposal group, when and if completed, must be used to repay our borrowings under the 2026 Term Loan Facility. Therefore, the Company reclassified the 2026 Term Loan Facility balance from “Long-term debt” to “Short-term debt and current portion of long-term debt”.

Nitrocellulose
During October of 2024, the Company entered into an agreement to sell its nitrocellulose business (including the related industrial park in Germany), which is within the Company’s existing Pharma Solutions reportable operating segment. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2025.
The Company determined that the assets and liabilities of the nitrocellulose business met the criteria to be presented as “held for sale” during the third quarter of 2024. As a result, at December 31, 2024, such assets and liabilities were classified as held for sale on the Consolidated Balance Sheets. The Company determined that, as of December 31, 2024, the fair value less estimated costs to sell of the nitrocellulose business exceeded the underlying carrying value.
The sale does not constitute a strategic shift of the Company’s operations and does not, and will not, have major effects on the Company’s operations and financial results. Therefore, the transaction does not meet the discontinued operations criteria.
Portion of the Savory Solutions Business in Turkey
During the third quarter of 2024, the Company entered into an agreement to sell assets of the Savory Solutions business in Turkey. The transaction is expected to close in the first quarter of 2025. The Company has determined that the assets met the criteria to be presented as “held for sale” during the third quarter of 2024. As a result, at December 31, 2024, such assets and liabilities were classified as held for sale on the Consolidated Balance Sheets. The Company recorded a loss of $10 million to adjust the carrying value of the assets to its fair value less costs to sell based on the agreed sales price. This is presented in Loss on assets classified as held for sale on the Consolidated Statements of Income (Loss) and Comprehensive Loss for the twelve months ended December 31, 2024. The Company recognized total income tax benefits of $1 million related to loss on assets classified as held for sale for the portion of the Savory Solutions business in Turkey.
Carrying Amount of Assets and Liabilities Held for Sale
As of December 31, 2023, the assets and liabilities of the Cosmetic Ingredients business met the criteria to be presented as “held for sale.” The Company completed the divestiture on April 2, 2024 and therefore the assets and liabilities of the Cosmetic Ingredients business are not included in the Company's Consolidated Balance Sheets as of December 31, 2024.

Included in the Company’s Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023 are the following carrying amounts of the assets and liabilities held for sale:

(DOLLARS IN MILLIONS)	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$2	$26
Trade receivables, net	187	15
Inventories	274	18
Property, plant and equipment, net	451	7
Goodwill(1)	1,216	276
Other intangible assets, net	1,078	146
Operating lease right-of-use assets	57	9
Other assets	112	9
Less: Loss recognized on assets held-for-sale(2)	$(347)	—
Total assets held-for-sale	$3,030	$506
Liabilities
Accounts payable	$90	$4
Deferred tax liability	51	24
Other liabilities	191	18
Total liabilities held-for-sale	$332	$46
_______________________
(1)The goodwill balance in assets held for sale for the Pharma Solutions disposal group as of December 31, 2024, is presented net of $64 million of goodwill impairment.
(2)Includes the impact of $131 million, primarily related to losses on foreign currency translation, expected to be reclassified out of accumulated other comprehensive loss upon close of the sales.

NOTE 5.    RESTRUCTURING AND OTHER CHARGES
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
N&B Merger Restructuring Liability
During each of 2024 and 2023, the Company incurred approximately $2 million of charges related to a lease impairment and no charges related to severance. Since the inception of the restructuring activities, there have been a total of 215 headcount reductions and the Company has expensed a total of $49 million, with $15 million of severance, lease termination costs, and lease impairment charges incurred in 2022. As of December 31, 2024, the program was completed.
2023 Restructuring Program
In December 2022, the Company announced a restructuring program mainly related to headcount reduction to improve its organizational and operating structure, drive efficiencies and achieve cost savings. Since the inception of the restructuring program, there have been a total of 670 actual headcount reductions. During 2024 and 2023, the Company incurred approximately $4 million and $70 million of charges related to severance. As of December 31, 2024, the program was completed.
IFF Productivity Program
The Company is undertaking a productivity enhancement program aimed at enhancing productivity and optimizing its organizational footprint to align with business needs. This program will involve a series of actions, including ceasing operations in select manufacturing plants, consolidating lease and owned real estate space, and reducing employee headcount. The Company aims to substantially complete this productivity program by December 31, 2026. The program will impact the Company’s Nourish, Health & Biosciences, and Scent segments.
The estimated total cost of the program initiatives ranges from $50 million to $70 million. The anticipated cash charges include employee-related costs such as severance, contract terminations, and dismantling costs. Additionally, non-cash charges related to assets, such as fixed asset write downs, are expected.

During the fourth quarter of 2024, the Company incurred initial costs in connection with the IFF Productivity Program, recognizing $20 million in fixed asset write down and $3 million in severance costs related to the Nourish segment.
Changes in Restructuring Liability
Changes in restructuring liabilities during 2022, 2023 and 2024 were as follows:

(DOLLARS IN MILLIONS)	Balance at January 1, 2022	Additional Charges (Reversals), Net	Non-Cash Charges	Cash Payments	Balance at December 31, 2022
Frutarom Integration Initiative
Severance	$5	$1	$—	$(2)	$4
Fixed asset write down	—	3	(3)	—	—
Other(1)	3	(2)	—	(1)	—
2019 Severance Program
Severance	5	(5)	—	—	—
Other Restructuring Charges
Severance	1	—	—	—	1
N&B Merger Restructuring Liability
Severance	15	8	—	(14)	9
Other(2)	—	7	(2)	(4)	1
Total Restructuring and other charges	$29	$12	$(5)	$(21)	$15

(DOLLARS IN MILLIONS)	Balance at January 1, 2023	Additional Charges (Reversals), Net	Non-Cash Charges	Cash Payments	Balance at December 31, 2023
Frutarom Integration Initiative
Severance	$4	$(3)	$—	$(1)	$—
Other Restructuring Charges
Severance	1	(1)	—	—	—
N&B Merger Restructuring Liability
Severance	9	—	—	(9)	—
Other(2)	1	2	(2)	(1)	—
2023 Restructuring Program
Severance	—	70	—	(56)	14
Total Restructuring and other charges	$15	$68	$(2)	$(67)	$14

(DOLLARS IN MILLIONS)	Balance at January 1, 2024	Additional Charges (Reversals), Net	Non-Cash Charges	Cash Payments	Balance at December 31, 2024
N&B Merger Restructuring Liability
Other(2)	$—	$2	$(2)	$—	$—
2023 Restructuring Program
Severance	14	4	—	(18)	—
IFF Productivity Program
Severance	—	3	—	—	3
Fixed asset write down	—	20	(20)	—	—
Total Restructuring and other charges	$14	$29	$(22)	$(18)	$3
_______________________
(1)Includes supplier contract termination costs, consulting and advisory fees.
(2)Includes lease impairment charges and losses incurred from restructuring activities related to the Merger with N&B.

Charges by Segment
The following table summarizes the total amount of costs incurred in connection with these restructuring programs and activities by segment:

	December 31,
(DOLLARS IN MILLIONS)	2024	2023	2022
Nourish	$26	$37	$8
Health & Biosciences	1	13	2
Scent	1	15	1
Pharma Solutions	1	3	1
Total Restructuring and other charges	$29	$68	$12

NOTE 6.    STOCK COMPENSATION PLANS
The Company has various equity plans under which its officers, senior management, other key employees and Board of Directors may be granted options to purchase IFF common stock or other forms of stock-based awards.
The cost of all employee stock-based awards are principally recognized on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. Total stock-based compensation expense included in the Consolidated Statements of Income (Loss) and Comprehensive Loss was as follows:

	December 31,
(DOLLARS IN MILLIONS)	2024	2023	2022
Equity-based awards	$77	$65	$49
Liability-based awards	2	2	2
Total stock-based compensation	79	67	51
Less: Tax benefit	(15)	(11)	(8)
Total stock-based compensation, net of tax	$64	$56	$43
The shareholders of the Company approved the Company’s Amended and Restated 2021 Stock Award and Incentive Plan on May 1, 2024 (the “2021 A&R SAIP”). The shareholders of the Company approved the Company’s 2021 Stock Award and Incentive Plan (the “2021 Plan”) on May 5, 2021. The 2021 Plan replaced the Company’s 2015 Stock Award and Incentive Plan (the “2015 Plan”) and the Company’s 2010 Stock Award and Incentive Plan (the “2010 Plan”), and provides the source for future deferrals of cash into deferred stock under the Company’s Deferred Compensation Plan (with the Deferred Compensation Plan being deemed a subplan under the 2010 Plan for the sole purpose of funding deferrals under the IFF Share Fund).
Under the 2021 A&R SAIP, an additional 6,900,000 shares were authorized for issuance, bringing the total number shares authorized for issuance to 9,190,000. Under the 2021 Plan, a total of 2,290,000 shares were authorized for issuance. As of December 31, 2024, 2,286,169 shares were subject to outstanding awards and 6,993,732 shares remained available for future awards under all of the Company’s equity award plans (excluding shares not yet issued under open cycles of the Company’s Long-Term Incentive Plan).
The Company offers a Long-Term Incentive Plan (“LTIP”) for senior management. Beginning 2023, the targeted payout for all new cycles is 100% IFF common stock at the end of the three-year cycle. The 2022-2024 cycle had a targeted payout of 50% cash and 50% IFF common stock at the end of the three-year cycle.
For the 2022-2024 and 2023-2025 cycles, the LTIP awards are earned based on the achievement of: (i) 3-year cumulative Return on Invested Capital (“ROIC”) (representing one-half of the award value) and (ii) Relative Total Shareholder Return (“TSR”) targets (representing one-half of the award value).
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
For the 2024-2026 cycle, the LTIP awards are earned based on the achievement of: (i) the Company’s stock price appreciation based on the average of the highest 20 consecutive trading days over the 3-year cumulative period (“Stock Price

Appreciation”) (representing 40% of the award value) (ii) Measurable savings related to organizational optimization programs & productivity programs (“Productivity Savings”) (representing 40% of the award value), and (iii) overall annual employee engagement survey results (“Employee Engagement”) (representing 20% of the award value). In addition, at the conclusion of the 3-year cycle, the final payout will be adjusted in accordance with a Performance Modifier based on the Company’s Relative TSR. If the Company’s Relative TSR for the 3-year cumulative period is at or above the 75th percentile or at or below the 25th percentile of the S&P 500 companies, the number of shares earned according to the performance metrics will be multiplied by 1.2x or 0.75x, respectively, for a maximum potential payout of 200% of target shares. If the Company’s relative TSR is between the 25th and 75th percentiles of the S&P 500 Companies, the Performance Modifier shall be determined on a straight-line interpolation basis.
For the 2024-2026 cycle, when the award is granted, the target dollar value of the award is converted to a number of “notional” shares based on the 20-day trailing average closing price at the beginning of the cycle. For those shares whose payout is based on a performance metric (Productivity Savings and Employee Engagement targets), compensation expense is recognized on a straight-line basis over the vesting period based on the probable outcome of the performance condition. For those shares whose payout is based on Stock Price Appreciation, compensation expense is recognized using a graded-vesting attribution method.
The 2020-2022 cycle concluded at the end of 2022 and no shares of common stock were issued in March 2023. The 2021-2023 cycle concluded at the end of 2023 and 5,333 shares of common stock were issued in March 2024. The 2022-2024 cycle concluded at the end of 2024 and approximately seven thousand shares of common stock will be issued in March 2025.
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
SSARs and Options
SSARs are a contractual right to receive the value, in shares of Company stock, of the appreciation in our stock price from the grant date to the date the SSARs are exercised by the participant. SSARs granted become exercisable on the third anniversary of the grant date and have a maximum term of seven years. SSARs do not require a financial investment by the SSARs grantee. Stock options require the participant to pay the exercise price at the time they exercise their stock options. No SSARs were granted in 2024 or 2023. No stock options were granted in 2024, 2023 or 2022.
SSARs and options activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Shares Subject to SSARs/Options	Weighted Average Exercise Price	SSARs/ Options Exercisable
December 31, 2023	315	$116.26	194
Granted	—	—
Exercised	(7)	80.00
Canceled	(20)	127.11
December 31, 2024	288	$116.45	197

Expected to Vest at December 31, 2024	91	$126.70
The weighted average exercise price of SSARs and options exercisable at December 31, 2024, 2023 and 2022 were $111.70, $109.59 and $109.50, respectively.
SSARs and options outstanding at December 31, 2024 was as follows:

Price Range	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Over $65	288	3.69	$116.45	$—
SSARs and options exercisable as of December 31, 2024 was as follows:

Price Range	Number Exercisable (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Over $65	197	3.39	$111.70	$—
The total intrinsic value of options/SSARs exercised during 2024 was less than $1 million, less than $1 million for 2023, and approximately $2 million for 2022.
As of December 31, 2024, the total unrecognized compensation cost related to non-vested SSARs granted was less than $1 million; such cost is expected to be recognized over a weighted average period of approximately 0.26 years.
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
RSU activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
December 31, 2023	1,367	$101.50
Granted	1,026	79.95
Vested	(513)	106.97
Forfeited	(85)	90.93
Change due to performance conditions, net	(10)	125.82
December 31, 2024	1,785	$87.75
The total fair value of RSUs that vested during the year ended December 31, 2024 was approximately $55 million.
As of December 31, 2024, there was approximately $79 million of total unrecognized compensation cost related to non-vested RSUs granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of approximately 1.87 years.
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
The following table summarizes the Company’s PRSU activity for the years ended December 31, 2024, 2023 and 2022:

(DOLLARS IN MILLIONS)	Issued Shares	Aggregate Purchases	Covered Shares
2024	—	$—	—
2023	—	$—	—
2022	43,690	$6	21,845
PRSU activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
December 31, 2023	61	$133.96
Granted	—	—
Vested	(25)	144.67
Forfeited	(3)	127.41
December 31, 2024	33	$126.49
The total fair value of PRSUs that vested during the year ended December 31, 2024 was approximately $4 million.
As of December 31, 2024, there was less than $1 million of total unrecognized compensation cost related to non-vested PRSUs granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of approximately 0.26 years.
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
Cash RSU activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Cash RSUs	Weighted Average Fair Value Per Share
December 31, 2023	91	$80.97
Granted	12	84.55
Vested	(44)	84.71
Forfeited	(2)	83.06
December 31, 2024	57	$84.55
The total fair value of Cash RSUs that vested during the year ended December 31, 2024 was approximately $4 million.
As of December 31, 2024, there was approximately $1 million of total unrecognized compensation cost related to non-vested Cash RSUs granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of approximately 1.45 years. The aggregate compensation cost will be adjusted based on changes in the Company’s stock price.

NOTE 7.    SEGMENT INFORMATION
The Company is organized into four reportable operating segments: Nourish, Health & Biosciences, Scent and Pharma Solutions. These segments align with the internal structure to manage these businesses. The Company’s Chief Operating Decision Maker ("CODM"), the Chief Executive Officer, regularly reviews financial information to allocate resources and assess performance utilizing these segments.
Nourish is comprised of Ingredients and Flavors, with a diversified portfolio across natural and plant-based specialty food ingredients and flavor compounds, respectively. Ingredients provides texturizing solutions to the food industry, food protection solutions used in food and beverage products, specialty soy and pea protein with value-added formulations, emulsifiers and sweeteners, blends and systems that combine key ingredients tailored to IFF customers' specific needs, and inclusion products that help with taste and texture. Flavors provide a range of flavor compounds and natural taste solutions that are ultimately used by IFF’s customers in savory products, beverages, sweets and dairy products. Flavors also provide value-added spices and seasoning ingredients for meat, food service, convenience, alternative protein and culinary products.
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
Scent is comprised of (1) Fragrance Compounds, which are ultimately used by IFF’s customers in two broad categories: Fine Fragrances, including perfumes and colognes, and Consumer Fragrances, including fragrance compounds for personal care (e.g., soaps), household products (e.g., detergents and cleaning agents) and beauty care, including toiletries; and (2) Fragrance Ingredients, consisting of synthetic and natural ingredients that can be combined with other materials to create unique fine fragrance and consumer fragrance compounds. Major fragrance customers include the cosmetics industry, including perfume and toiletries manufacturers, and the household products industry, including manufacturers of soaps, detergents, fabric care, household cleaners and air fresheners. We completed the divestiture of our Cosmetic Ingredients business, previously within the Scent segment, on April 2, 2024.
Pharma Solutions is comprised of a vast portfolio, including cellulosics and seaweed-based pharmaceutical excipients, used to improve the functionality and delivery of active pharmaceutical ingredients, including controlled or modified drug release formulations, and enabling the development of more effective pharmaceutical finished dosage formats. Pharma Solutions excipients are used in prescription and over-the-counter pharmaceuticals and dietary supplements. Pharma Solutions products also serve a variety of other specialty and industrial end-uses including coatings, inks, electronics, agriculture and consumer products. During March 2024, we entered into an agreement to sell the Pharma Solutions business disposal group, that is primarily made up of most businesses within the Company’s existing Pharma Solutions reportable segment as well as certain adjacent businesses. During October 2024, the Company entered into an agreement to sell its nitrocellulose business, which is within the Company’s existing Pharma Solutions reportable operating segment. Both transactions are expected to close in the second quarter of 2025.
The Company’s CODM evaluates the performance of these reportable segments based on its Adjusted Operating EBITDA, which is defined as Income (Loss) Before Taxes before depreciation and amortization expense, interest expense, restructuring and other charges and certain items that are not related to recurring operations.
The Company’s CODM uses Adjusted Operating EBITDA to evaluate segment performance in deciding whether to reinvest resources into the respective segment or into other parts of the entity. Budget versus actual results of Adjusted Operating EBITDA is used in assessing performance of the segment and in establishing certain compensation payouts. The Company’s CODM also uses Adjusted Operating EBITDA in competitive analysis by benchmarking to the Company’s competitors.
The Company’s CODM does not use assets by segment to evaluate segment performance or allocate resources and thus, total assets by segment are not disclosed.

The following tables show the Company’s reportable segment information for the years ended December 31, 2024, 2023 and 2022:

	December 31, 2024
	Nourish	H&B	Scent	Pharma	Total
Net sales	$5,871	$2,212	$2,440	$961	$11,484
Cost of sales	(4,147)	(1,182)	(1,359)	(654)
Research & development expenses	(220)	(188)	(218)	(24)
Selling & administrative expenses	(878)	(302)	(412)	(99)
Depreciation expense add-back (a)	198	114	67	25
Adjusted Operating EBITDA	$824	$654	$518	$209	$2,205

Reconciliation of Adjusted Operating EBITDA:
Nourish	$824
Health & Biosciences	654
Scent	518
Pharma Solutions	209
Total	$2,205
Depreciation & Amortization	(1,015)
Interest Expense	(305)
Other (Expense) Income, net (b)	(182)
Restructuring and Other Charges (c)	(29)
Impairment of Goodwill (d)	(64)
Gains (Losses) on Business Disposals (f)	346
Loss on Assets Classified as Held for Sale (g)	(347)
Acquisition, Divestiture and Integration Costs (h)	(228)
Strategic Initiatives Costs (i)	(33)
Regulatory Costs (j)	(73)
Other (k)	3
Income (Loss) Before Taxes	$278

	December 31, 2023
	Nourish	H&B	Scent	Pharma	Total
Net sales	$6,060	$2,081	$2,393	$945	$11,479
Cost of sales	(4,517)	(1,170)	(1,400)	(698)
Research & development expenses	(216)	(170)	(202)	(24)
Selling & administrative expenses	(822)	(266)	(390)	(86)
Depreciation expense add-back (a)	227	113	60	62
Adjusted Operating EBITDA	$732	$588	$461	$199	$1,980

Reconciliation of Adjusted Operating EBITDA:
Nourish	$732
Health & Biosciences	588
Scent	461
Pharma Solutions	199
Total	$1,980
Depreciation & Amortization	(1,142)
Interest Expense	(380)
Other (Expense) Income, net (b)	(5)
Restructuring and Other Charges (c)	(68)
Impairment of Goodwill (d)	(2,623)
Gains (Losses) on Business Disposals (f)	(23)
Acquisition, Divestiture and Integration Costs (h)	(174)
Strategic Initiatives Costs (i)	(31)
Regulatory Costs (j)	(50)
Other (k)	(2)
Income (Loss) Before Taxes	$(2,518)

	December 31, 2022
	Nourish	H&B	Scent	Pharma	Total
Net sales	$6,829	$2,339	$2,301	$971	$12,440
Cost of sales	(4,827)	(1,361)	(1,390)	(701)
Research & development expenses	(211)	(166)	(189)	(23)
Selling & administrative expenses	(853)	(282)	(353)	(81)
Depreciation expense add-back (a)	238	104	54	56
Adjusted Operating EBITDA	$1,176	$634	$423	$222	$2,455

Reconciliation of Adjusted Operating EBITDA:
Nourish	$1,176
Health & Biosciences	634
Scent	423
Pharma Solutions	222
Total	$2,455
Depreciation & Amortization	(1,179)
Interest Expense	(336)
Other (Expense) Income, net (b)	26
Restructuring and Other Charges (c)	(12)
Impairment of Goodwill (d)	(2,250)
Impairment of Long-Lived Assets (e)	(120)
Gains (Losses) on Business Disposals (f)	11
Acquisition, Divestiture and Integration Costs (h)	(201)
Strategic Initiatives Costs (i)	(8)
Other (k)	(11)
Income (Loss) Before Taxes	$(1,625)
 _______________________

a	There is depreciation recorded within Cost of sales and Research, selling & administrative expenses, so there is an add-back of depreciation to calculate segment Adjusted Operating EBITDA. This reflects how the CODM reviews Segment results.
b
For 2024, the amount includes a settlement loss of $130 million that was recognized upon termination of the International Flavors & Fragrances Inc. Pension Plan. See Note 8 for additional information on the settlement loss and Note 9 for additional information on Other (Expense) Income.

c	For 2024, represents costs primarily related to the IFF Productivity Program. For 2023 and 2022, represents costs primarily related to severance as part of the Company’s restructuring efforts.
d	For 2024, represents costs related to the impairment of goodwill related to the Pharma Solutions disposal group. For 2023, represents costs related to the impairment of goodwill in the Nourish reporting unit. For 2022, represents costs related to the impairment of goodwill in the Health & Biosciences reporting unit.
e	For 2022, represents costs related to the impairment of intangible and fixed assets of an asset group that operated primarily in Russia.
f	For 2024, primarily represents gains recognized as part of the sale of the Cosmetic Ingredients business and losses recognized as part of the sale of the F&E UK business. For 2023, primarily represents losses recognized as part of the sale of the Flavors Specialty Ingredients business, the sale of a portion of the Savory Solutions business, and liquidation of a business in Russia for the sale of the portion of the Savory Solutions business. For 2022, represents gains recognized as part of the sale of the Microbial Control business.
g	For 2024, represents the losses recognized on assets classified as held for sale of the Pharma Solutions disposal group and portion of the Savory Solutions business in Turkey.
h
For 2024, 2023 and 2022, primarily represents costs related to the Company's actual and planned acquisitions and divestitures and integration activities primarily for N&B. These costs primarily consisted of external consulting fees, professional and legal fees and salaries of individuals who are fully dedicated to such efforts.

For 2024, business divestiture and integration costs were approximately $223 million and $5 million, respectively. For 2023, business divestiture, integration and acquisition related costs were approximately $108 million, $59 million and $7 million, respectively. For 2022, business divestiture, integration and acquisition related costs were approximately $110 million, $94 million and credit of $(3) million, respectively.

i	Represents costs related to the Company’s strategic assessment and business portfolio optimization efforts and reorganizing the Global Shared Services Centers, primarily consulting fees, and strategic initiatives related to the Company’s business unit re-organization efforts.
j	Represents costs primarily related to legal fees incurred for the ongoing investigations of the fragrance businesses.
k	For 2024, represents costs related to the Company’s entity realignment project to optimize the structure of holding companies, primarily consulting fees, and gains from sale of assets. For 2023, represents gains from sale of assets, costs related to severance, including accelerated stock compensation expense, for a certain executive who separated from the Company in 2024. For 2022, represents gains from sale of assets, costs related to severance, including accelerated stock compensation expense, for certain employees and executives who have been separated from the Company in 2022.
The Company has not disclosed revenues at a lower level than provided herein, such as revenues from external customers by product, as it is impracticable to do so.
The Company had no customers that accounted for greater than 10% of consolidated net sales in 2024, 2023 and 2022.
Long-lived assets, net, by geographic area, consisted as follows:

	December 31,
(DOLLARS IN MILLIONS)	2024	2023
United States	$1,326	$1,742
Foreign Countries	2,413	2,498
Consolidated	$3,739	$4,240
Segment capital expenditures consisted as follows:

	Capital Expenditures
(DOLLARS IN MILLIONS)	2024	2023	2022
Nourish	$235	$252	$215
Health & Biosciences	73	85	160
Scent	70	62	56
Pharma Solutions	85	104	73
Consolidated	$463	$503	$504
Net sales are attributed to individual regions based upon the destination of product delivery and are as follows:

	Net Sales by Geographic Area
(DOLLARS IN MILLIONS)	2024	2023	2022
Europe, Africa and Middle East	$3,840	$3,834	$4,219
Greater Asia	2,731	2,677	2,876
North America	3,440	3,477	3,853
Latin America	1,473	1,491	1,492
Consolidated	$11,484	$11,479	$12,440

	Net Sales by Geographic Area
(DOLLARS IN MILLIONS)	2024	2023	2022
Net sales related to the U.S.	$3,219	$3,185	$3,611
Net sales attributed to all foreign countries	8,265	8,294	8,829
No country other than the U.S. had net sales greater than 10% of total consolidated net sales for 2024, 2023 and 2022.

NOTE 8.    EMPLOYEE BENEFITS
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
The Company offers a non-qualified Deferred Compensation Plan (“DCP”) for certain key employees and non-employee directors. Eligible employees and non-employee directors may elect to defer receipt of salary, incentive payments and Board of Directors’ fees into participant-directed investments which are generally invested by the Company in individual variable life insurance contracts it owns that are designed to informally fund savings plans of this nature. The cash surrender value of life insurance is based on the net asset values of the underlying funds available to plan participants. At December 31, 2024 and December 31, 2023, the Consolidated Balance Sheets reflect liabilities of approximately $57 million and $52 million, respectively, related to the DCP in Other liabilities and approximately $15 million and $17 million, respectively, included in Capital in excess of par value related to the portion of the DCP that will be paid out in IFF shares.
The total cash surrender value of life insurance contracts the Company owns in relation to the DCP and post-retirement life insurance benefits amounted to $52 million and $49 million at December 31, 2024 and 2023, respectively, and are recorded in Other assets in the Consolidated Balance Sheets.
International Flavors & Fragrances Inc. Pension Plan Termination
On August 18, 2023, the Human Capital and Compensation Committee approved the termination of the International Flavors & Fragrances Inc. Pension Plan (the “Plan”). The Plan was formally terminated on April 1, 2024. The settlements of the terminated plan occurred during November 2024, in which lump sum settlements in the amount of approximately $73 million were paid to eligible plan participants who elected such payments, and the purchase of annuity contracts in the amount of approximately $366 million were made to the remaining participants.
Upon settlement of the terminated plan, a settlement loss of $130 million was recognized and is presented in Other expense (income), net on the Consolidated Statements of Income (Loss) and Comprehensive Loss for the twelve months ended December 31, 2024. The settlement loss primarily relates to the recognition of actuarial losses upon termination of the Plan. There was $46 million of tax benefits recognized upon termination of the Plan. Upon completion of the Plan termination and settlement processes, the Company had a remaining pension surplus balance of $36 million which will remain in the trust until the first quarter of 2025. The surplus is primarily invested in short-term U.S. government securities and is presented in Other assets on the Consolidated Balance Sheets at December 31, 2024.
Defined Benefit Pension Plans
The plan assets and benefit obligations of the defined benefit pension plans are measured at December 31 of each year.

	U.S. Plans			Non-U.S. Plans
(DOLLARS IN MILLIONS)	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost
Service cost for benefits earned(1)	$—	$—	$1	$23	$21	$34
Interest cost on projected benefit obligation(2)	23	25	15	36	36	17
Expected return on plan assets(2)	(23)	(31)	(21)	(50)	(47)	(42)
Net amortization of deferrals(2)	4	2	8	7	(1)	11
Settlements and curtailments(2)	130	—	—	(1)	(8)	—
Net periodic benefit (income) cost	134	(4)	3	15	1	20
Defined contribution and other retirement plans	31	30	33	46	51	29
Total expense	$165	$26	$36	$61	$52	$49
Changes in plan assets and benefit obligations recognized in OCI
Net actuarial loss (gain)	$(2)	$27		$(59)	$70
Recognized actuarial (loss) gain	(135)	(1)		(6)	9
Recognized prior service credit	—	—		—	1
Currency translation adjustment	—	—		—	9
Total loss (gain) recognized in OCI (before tax effects)	$(137)	$26		$(65)	$89
 _______________________
(1)Included as a component of Operating profit (loss).
(2)Included as a component of Other expense (income), net.

	Postretirement Benefits
(DOLLARS IN MILLIONS)	2024	2023	2022
Components of net periodic benefit cost
Service cost for benefits earned	$—	$—	$1
Interest cost on projected benefit obligation	3	3	1
Net amortization and deferrals	(2)	(6)	(5)
Total cost (income)	$1	$(3)	$(3)
Changes in plan assets and benefit obligations recognized in OCI
Net actuarial loss	$4	$3
Recognized actuarial loss	(1)	—
Recognized prior service credit	2	5
Total recognized in OCI (before tax effects)	$5	$8

The weighted-average actuarial assumptions used to determine expense at December 31 of each year are:

	U.S. Plans			Non-U.S. Plans
	2024	2023	2022	2024	2023	2022
Discount rate	4.47%	5.42%	2.86%	3.60%	3.98%	1.43%
Expected return on plan assets	4.93%	6.00%	3.80%	4.95%	4.92%	3.52%
Rate of compensation increase	3.75%	3.75%	3.25%	3.06%	3.01%	2.72%

Changes in the postretirement benefit obligation and plan assets, as applicable, are detailed in the following table:

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
(DOLLARS IN MILLIONS)	2024	2023	2024	2023	2024	2023
Benefit obligation at beginning of year	$524	$500	$1,056	$930	$52	$50
Service cost for benefits earned	—	—	23	21	—	—
Interest cost on projected benefit obligation	23	25	36	36	3	3
Actuarial (gain) loss	(14)	38	(75)	77	4	3
Adjustments for expense/tax contained in service cost	—	—	(3)	(2)	—	—
Plan participants’ contributions	—	—	4	4	—	—
Benefits paid	(40)	(39)	(35)	(33)	(4)	(3)
Curtailments/settlements	(439)	(1)	(13)	(21)	—	—
Translation adjustments	—	—	(51)	45	—	—
Transferred to Liabilities held for sale	—	—	(89)	—	—	—
Other	1	1	(1)	(1)	1	(1)
Benefit obligation at end of year	$55	$524	$852	$1,056	$56	$52

Fair value of plan assets at beginning of year	$505	$498	$1,000	$920
Actual return on plan assets	13	41	30	50
Employer contributions	6	5	23	31
Plan participants’ contributions	—	—	4	4
Benefits paid	(40)	(39)	(35)	(33)
Settlements	(439)	—	(13)	(21)
Translation adjustments	—	—	(51)	44
Transferred to Assets held for sale	—	—	(39)	—
Other(1)	(36)	—	1	5
Fair value of plan assets at end of year	$9	$505	$920	$1,000
Funded status at end of year	$(46)	$(19)	$68	$(56)
_______________________
(1)2024 amount represents remaining pension surplus balance as a result of the Plan termination, that is presented in Other assets on the Consolidated Balance Sheets at December 31, 2024.
The Company maintains defined benefit pension plans for certain employees in the United Kingdom (U.K.). In July 2024, the U.K. Court of Appeal upheld a ruling in the matter of Virgin Media Limited v NTL Pension Trustees II Limited, a decision that the Company was not a party to or involved in, that certain historical amendments for contracted out defined benefit schemes were invalid if they were not accompanied by the correct actuarial confirmation. The Company and its pension scheme trustees in the U.K. are reviewing this development and monitoring whether this decision has any implications for its U.K. defined benefit schemes.
The plan assets and benefit obligations of the defined benefit pension plans recognized in the balance sheet are detailed in the following table:

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN MILLIONS)	2024	2023	2024	2023
Other assets	$1	$30	$143	$109
Other current liabilities	(5)	(5)	(3)	(4)
Retirement liabilities	(42)	(44)	(72)	(161)
Net amount recognized	$(46)	$(19)	$68	$(56)
The amounts recognized in AOCI are detailed in the following table:

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
(DOLLARS IN MILLIONS)	2024	2023	2024	2023	2024	2023
Net actuarial (gain) loss	$18	$155	$134	$198	$4	$—
Prior service cost (credit)	—	—	(1)	(2)	(2)	(4)
Total AOCI (before tax effects)	$18	$155	$133	$196	$2	$(4)

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN MILLIONS)	2024	2023	2024	2023
Accumulated Benefit Obligation — end of year	$54	$520	$800	$988
Information for Pension Plans with an Accumulated Benefit Obligation (“ABO”) in excess of Plan Assets:
Accumulated benefit obligation	$45	$47	$83	$165
Fair value of plan assets	—	—	32	36
Information for Pension Plans with a Projected Benefit Obligation (“PBO”) in excess of Plan Assets:
Projected benefit obligation	$45	$47	$99	$185
Fair value of plan assets	—	—	35	41
Weighted-average assumptions used to determine obligations at December 31
Discount rate	5.52%	4.47%	4.06%	3.59%
Rate of compensation increase	N/A	3.75%	3.18%	2.83%

(DOLLARS IN MILLIONS)	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Estimated Future Benefit Payments
2025	$6	$34	$4
2026	6	34	4
2027	6	35	4
2028	5	39	4
2029	5	38	4
2030 - 2034	22	215	20
Contributions
Required Company Contributions in the Following Year (2025)	$5	$16	$—
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
The Company considers a variety of factors in determining and selecting its assumptions for the discount rate at December 31. For the Non-U.S. Plans, the discount rates were determined by region and are based on high quality long-term corporate bonds. Consideration has been given to the duration of the liabilities in each plan when selecting the bonds to be used in determining the discount rate. The rate of compensation increase for all plans are based on plan experience.
The percentage of assets in the Company’s pension plans, by type, is as follows:

	U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023
Cash and cash equivalents	—%	1%	1%	3%
Equities	19%	13%	17%	16%
Fixed income	81%	86%	41%	42%
Property	—%	—%	8%	8%
Alternative and other investments	—%	—%	33%	31%
The expected annual rate of return for the non-U.S. plans employs a similar set of criteria adapted for local investments, inflation rates and in certain cases specific government requirements. Each plan has its own target asset allocation, which is reviewed periodically and rebalanced when necessary.
The following tables present the Company’s plan assets for the U.S. and non-U.S. plans using the fair value hierarchy as of December 31, 2024 and 2023. The plans’ assets were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and their placement within the fair value hierarchy levels. For more information on a description of the fair value hierarchy, see Note 16.

	U.S. Plans for the Year Ended
	December 31, 2024
(DOLLARS IN MILLIONS)	Level 1	Level 2	Level 3	Total
Assets measured at net asset value(1)				9
Total	$—	$—	$—	$9

	U.S. Plans for the Year Ended
	December 31, 2023
(DOLLARS IN MILLIONS)	Level 1	Level 2	Level 3	Total
Cash Equivalents	$—	$6	$—	$6
Fixed Income Securities
Government & Government Agency Bonds	—	5	—	5
Corporate Bonds	—	82	—	82
Municipal Bonds	—	5	—	5
Assets measured at net asset value(1)				406
Total	$—	$98	$—	$504
Receivables				$1
Total				$505
_______________________
(1)Investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets. The total amount measured at net asset value includes approximately $2 million in pooled equity funds and $7 million in fixed income mutual funds for the year ended December 31, 2024, and approximately $65 million in pooled equity funds and $341 million in fixed income mutual funds for the year ended December 31, 2023.

	Non-U.S. Plans for the Year Ended
	December 31, 2024
(DOLLARS IN MILLIONS)	Level 1	Level 2	Level 3	Total
Cash	$11	$—	$—	$11
Equity Securities
U.S. Large Cap	101	—	—	101
U.S. Mid Cap	8	—	—	8
Non-U.S. Large Cap	43	—	—	43
Non-U.S. Mid Cap	3	—	—	3
Non-U.S. Small Cap	1	—	—	1
Emerging Markets	9	—	—	9
Fixed Income Securities
U.S. Corporate Bonds	42	—	—	42
Non-U.S. Treasuries/Government Bonds	165	—	—	165
Non-U.S. Corporate Bonds	50	66	—	116
Non-U.S. Asset-Backed Securities	—	60	—	60
Non-U.S. Other Fixed Income	—	10	—	10
Alternative Types of Investments
Insurance Contracts	—	—	270	270
Absolute Return Funds	1	—	—	1
Property
Non-U.S. Property	7	—	73	80
Total	$441	$136	$343	$920

	Non-U.S. Plans for the Year Ended
	December 31, 2023
(DOLLARS IN MILLIONS)	Level 1	Level 2	Level 3	Total
Cash	$27	$—	$—	$27
Equity Securities
U.S. Large Cap	90	—	—	90
U.S. Mid Cap	8	—	—	8
U.S. Small Cap	1	—	—	1
Non-U.S. Large Cap	50	—	—	50
Non-U.S. Mid Cap	5	—	—	5
Non-U.S. Small Cap	1	—	—	1
Emerging Markets	8	—	—	8
Fixed Income Securities
U.S. Corporate Bonds	29	—	—	29
Non-U.S. Treasuries/Government Bonds	194	—	—	194
Non-U.S. Corporate Bonds	50	88	—	138
Non-U.S. Asset-Backed Securities	—	56	—	56
Non-U.S. Other Fixed Income	2	—	—	2
Alternative Types of Investments
Insurance Contracts	—	247	—	247
Derivative Financial Instruments	—	28	—	28
Absolute Return Funds	3	2	—	5
Private Equity Funds	—	27	—	27
Property
Non-U.S. Property	7	—	77	84
Total	$475	$448	$77	$1,000
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
Absolute return funds are actively managed funds mainly invested in debt and equity securities and are valued at their NAVs.

The following table presents a reconciliation of Level 3 non-U.S. plan assets held during the year ended December 31, 2024:

	Non-U.S. Plans
(DOLLARS IN MILLIONS)	Property	Insurance Contracts	Total
Ending balance as of December 31, 2023	$77	$—	$77
Actual return on plan assets	(4)	—	(4)
Transfers in/out of Level 3(1)	—	270	270
Ending balance as of December 31, 2024	$73	$270	$343
_______________________
(1)Assets were classified as Level 3 investments beginning in 2024.
The following weighted average assumptions were used to determine the postretirement benefit expense and obligation for the years ended December 31:

	Expense		Liability
	2024	2023	2024	2023
Discount rate	5.10%	5.40%	5.70%	5.10%
Current medical cost trend rate	7.25%	6.50%	7.00%	7.25%
Ultimate medical cost trend rate	4.75%	4.75%	4.75%	4.75%
Medical cost trend rate decreases to ultimate rate in year	2034	2030	2034	2034
The Company contributed $23 million to its non-U.S. pension plans in 2024. $6 million of contributions were made to the Company’s non-qualified U.S. pension plans in 2024. In addition, $4 million of payments were made with respect to the Company’s other postretirement plans.

NOTE 9. OTHER (EXPENSE) INCOME, NET
Other (expense) income, net consisted of the following:

	December 31,
(DOLLARS IN MILLIONS)	2024	2023	2022
Foreign exchange losses	$(91)	$(77)	$(12)
Interest income	15	5	15
Gain on China facility relocation	—	22	—
Pension-related (expense) benefit(1)	(125)	28	19
Other	19	17	4
Other (expense) income, net	$(182)	$(5)	$26
_______________________
(1)2024 amount includes a settlement loss of $130 million that was recognized upon termination of the International Flavors & Fragrances Inc. Pension Plan. Refer to Note 8 for further information.

NOTE 10.    INCOME TAXES
Earnings before income taxes consisted of the following:

	December 31,
(DOLLARS IN MILLIONS)	2024	2023	2022
U.S. income (loss) before taxes	$(810)	$(1,777)	$(1,918)
Foreign income (loss) before taxes	1,088	(741)	293
Total income (loss) before taxes	$278	$(2,518)	$(1,625)

The income tax provision consisted of the following:

	December 31,
(DOLLARS IN MILLIONS)	2024	2023	2022
Current tax provision
Federal	$(57)	$55	$102
State and local	8	—	49
Foreign	384	359	325
Total current tax provision	335	414	476
Deferred tax provision
Federal	(203)	(113)	(77)
State and local	(24)	32	(111)
Foreign	(77)	(288)	(49)
Total deferred tax benefit	(304)	(369)	(237)
Total provision for income taxes	$31	$45	$239
Effective Tax Rate Reconciliation
Reconciliation between the U.S. federal statutory income tax rate to the actual effective tax rate was as follows:

	December 31,
	2024	2023	2022
Statutory tax rate	21.0%	21.0%	21.0%
Tax effect of non-deductible goodwill impairment	—	(20.4)	(29.1)
Difference in effective tax rate on foreign earnings and remittances	26.6	(0.2)	—
Tax benefit from supply chain optimization	(4.0)	0.5	0.8
Unrecognized tax benefit, net of reversals	5.3	(0.8)	0.9
Tax impact on business divestitures	(19.1)	(3.7)	(5.9)
Deferred taxes on deemed repatriation(1)	0.2	0.5	(5.6)
Global intangible low-taxed income	9.8	(0.4)	(0.8)
Foreign-derived intangible income	—	—	1.1
U.S. foreign tax credit - general limitation	(7.9)	0.2	0.1
Research and development credit	(6.6)	0.5	0.8
State and local taxes including rate changes(2)	(4.8)	(1.7)	4.3
Tax impact on internal asset transfer	(8.6)	5.3	—
Other, net	(0.7)	(2.6)	(2.3)
Effective tax rate	11.2%	(1.8)%	(14.7)%
_______________________
(1)For 2022, 2023 and 2024, the rate includes the establishment of the held for sale deferred tax liabilities due to a change in assertion.
(2)For 2022, 2023 and 2024, the rate includes rate change impacts related to the remeasurement of the state tax rate on deferred taxes.
The effective tax rate reflects the recording of the tax effects of the divestiture of the Cosmetic Ingredients business.
The Company has elected to treat global intangible low-taxed income (“GILTI”) as a current period cost if and when incurred. This tax position resulted in a net income tax expense of approximately $184 million for the year ended December 31, 2024, offset in part by foreign tax credits of approximately $146 million.

Deferred Taxes
The deferred tax assets and liabilities, shown before jurisdictional netting, consisted of the following amounts:

	December 31,
(DOLLARS IN MILLIONS)	2024	2023
Employee and retiree benefits	$90	$118
Credit and net operating loss carryforwards	288	332
Amortizable research and development expenses	154	125
Interest limitation	226	127
Inventory	29	35
Lease obligations	146	170
Other, net	99	114
Gross deferred tax assets	1,032	1,021

Property, plant and equipment, net	(203)	(239)
Intangible assets(1)	(1,516)	(1,792)
Right-of-use assets	(135)	(170)
Deferred taxes on deemed repatriation	(154)	(155)
Gross deferred tax liabilities	(2,008)	(2,356)
Valuation allowance	(376)	(324)
Total net deferred tax liabilities	$(1,352)	$(1,659)
_______________________
(1)Includes deferred taxes on intangible assets owned by a fully consolidated partnership.
Net operating loss carryforwards were approximately $267 million and $311 million as of December 31, 2024 and 2023, respectively. If unused, approximately $55 million will expire between 2025 and 2044. The remainder, totaling approximately $212 million, may be carried forward indefinitely. Tax credit carryforwards were approximately $21 million and $21 million as of December 31, 2024 and 2023, respectively. If unused, the $21 million will expire between 2025 and 2044.
Of the deferred tax assets at December 31, 2024, the Company considers it unlikely that a portion of the tax benefit will be realized. Accordingly, a valuation allowance of approximately $376 million has been established against these deferred tax assets.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
(DOLLARS IN MILLIONS)	2024	2023	2022
Balance of unrecognized tax benefits at beginning of year	$123	$112	$130
Gross amount of increases in unrecognized tax benefits as a result of positions taken during a prior year	44	1	1
Gross amount of decreases in unrecognized tax benefits as a result of positions taken during a prior year	(11)	—	(18)
Gross amount of increases in unrecognized tax benefits as a result of positions taken during the current year	15	19	31
The amounts of decreases in unrecognized benefits relating to settlements with taxing authorities	(5)	(3)	(27)
Reduction in unrecognized tax benefits due to the lapse of applicable statute of limitation	(8)	(6)	(5)
Balance of unrecognized tax benefits at end of year	$158	$123	$112
_______________________

As of December 31, 2024, 2023 and 2022, there were approximately $158 million, $123 million and $98 million, respectively, of unrecognized tax benefits recorded to Other liabilities. There were no amounts recorded to Other current liabilities for 2024. There were no amounts recorded to Other current liabilities for 2023 and approximately $14 million recorded in 2022. If these unrecognized tax benefits were recognized, all the benefits and related interest and penalties would be recorded as a benefit to income tax expense.
The Company increased its liabilities for interest and penalties by approximately $11 million, net, for the year ended December 31, 2024. The Company increased its liabilities for interest and penalties by approximately $12 million, net, and decreased its liabilities for interest and penalties by approximately $1 million, net, for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2024, 2023 and 2022, the Company had accrued approximately $58 million, $47 million and $31 million, respectively, of interest and penalties classified as Other liabilities. As of December 31, 2024 and 2023, the Company had no accruals of interest and penalties classified as Other current liabilities. In 2022, the Company had accrued approximately $4 million of interest and penalties classified as Other current liabilities.
As of December 31, 2024, the Company’s aggregate provision for unrecognized tax benefits, including interest and penalties, was approximately $216 million associated with various tax positions principally asserted in foreign jurisdictions.
As of December 31, 2024, all the unrecognized tax benefits, if recognized, would affect the effective tax rate. The total changes to uncertain tax positions over the next 12 months is impracticable to estimate and is dependent on the resolution of new or existing tax disputes.
Other
Tax benefits credited to Shareholders’ equity were not material for the years ended December 31, 2024, 2023 and 2022 associated with stock option exercises and PRSU dividends.
The Company regularly repatriates earnings from non-U.S. subsidiaries. As the Company repatriates these funds to the U.S., there will be required income taxes payable in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of December 31, 2024, the Company had a deferred tax liability of approximately $154 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where the Company intends to indefinitely reinvest the earnings to fund local operations and/or capital projects.
The Company has ongoing income tax audits and legal proceedings which are at various stages of administrative or judicial review. In addition, the Company has other ongoing tax audits and legal proceedings that relate to indirect taxes, such as value-added taxes, capital tax, sales and use and property taxes, which are discussed in Note 21.
The Company also has several other tax audits in process and has open tax years with various taxing jurisdictions that range primarily from 2011 to 2023.

NOTE 11.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following amounts:

(DOLLARS IN MILLIONS)	December 31,
	2024	2023
Land	$136	$195
Buildings and improvements	1,688	1,822
Machinery and equipment	3,447	3,752
Information technology	507	473
Construction in process	389	400
Total Property, plant and equipment	6,167	6,642
Accumulated depreciation	(2,428)	(2,402)
Total Property, plant and equipment, net	$3,739	$4,240
Depreciation
Depreciation expense was $405 million, $462 million and $452 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Capitalized Interest

Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time straight-line amortization of the capitalized interest begins over the estimated useful lives of the related assets. Capitalized interest was approximately $14 million, $17 million and $13 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Impairment of Property, Plant and Equipment
As discussed in Note 1, for the year ended December 31, 2022, an impairment charge of approximately $28 million was recorded in connection with property, plant and equipment, primarily buildings and improvements, of an asset group that operates primarily in Russia.

NOTE 12.     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill attributable to each reportable segment during the years ended December 31, 2023 and 2024 were as follows:

(DOLLARS IN MILLIONS)	Nourish	Health & Biosciences	Scent	Pharma Solutions	Total
Balance at December 31, 2022	$6,054	$4,335	$1,745	$1,239	$13,373
Impairment	(2,623)	—	—	—	(2,623)
Transferred to assets held for sale(1)	—	—	(267)	—	(267)
Reduction from business divestitures	(14)	—	—	—	(14)
Foreign Exchange	72	56	12	26	166
Balance at December 31, 2023	3,489	4,391	1,490	1,265	10,635
Transferred to assets held for sale(2)	(55)	—	—	(1,248)	(1,303)
Reduction from business divestiture(3)	(10)	—	—	—	(10)
Foreign exchange	(104)	(96)	(25)	(17)	(242)
Balance at December 31, 2024	$3,320	$4,295	$1,465	$—	$9,080
_______________________
(1)Related to the Cosmetic Ingredients business that was classified as held for sale as of December 31, 2023. See Note 4 for additional information.
(2)Related to the Pharma Solutions disposal group and the Nitrocellulose business. The Company recognized $64 million of impairment related to the Pharma Solutions disposal group classified as held for sale as of December 31, 2024. See Note 4 for additional information.
(3)Relates to the divestiture of the Flavors & Essences UK business. See Note 4 for additional information.
The goodwill balance at December 31, 2024 and December 31, 2023 included $2.623 billion and $2.250 billion of accumulated impairment related to the Nourish reportable segment and Health & Biosciences reportable segment, respectively. The accumulated impairment relates to impairment charges recorded in 2023 and 2022.
Goodwill Impairment Test
For the annual impairment test as of November 30, 2024, the Company performed quantitative impairment tests by comparing the fair value of the reporting units with their carrying amounts.
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
In performing the quantitative impairment test, the Company determined that the fair value of the reporting units exceeded their carrying values and determined that there was no further impairment of goodwill in these reporting units as of November 30, 2024. Based on the quantitative impairment test performed, the Nourish, Health & Biosciences, Fragrance Compounds and Fragrance Ingredients reporting units had excess fair value over carrying value of approximately 22%, 18%, 169% and 37%, respectively.

While management believes that the assumptions used in the impairment test were reasonable, changes in key assumptions, including lower revenue growth, operating margin, terminal growth rates or increase in discount rates could result in a future impairment. Such impairment could have a material effect on our Consolidated Statements of Operations and Balance Sheets.
During 2023, the Company determined that goodwill impairment triggering events occurred for its Nourish reporting unit. The Company determined that the carrying value of the Nourish reporting unit exceeded its fair value and recorded an impairment charge of $2.623 billion in the Consolidated Statements of Income (Loss) and Comprehensive Loss for the year ended December 31, 2023. The primary drivers of the impairment charge were a decrease in fair value due to declines in projections of the reporting unit, impacts of continued inflation and increases in interest rates.
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
Based on the quantitative impairment test, using the income approach, the Company determined that the carrying value of the Health & Biosciences reporting unit exceeded its fair value and recorded a goodwill impairment charge of $2.250 billion in the Consolidated Statements of Income (Loss) and Comprehensive Loss for the year ended December 31, 2022.
Effective January 1, 2025, our Nourish segment has been restructured into two newly designated operating segments: Taste and Food Ingredients. This change in management reporting necessitates the reallocation of goodwill between the two reporting units and the performance of a goodwill impairment test both prior to and subsequent to the change. While we have not yet completed our goodwill and long-lived assets impairment assessments required by this internal reporting structure, we anticipate incurring a material impairment charge in the first quarter of fiscal 2025, estimated to be in the range of $1.0 billion to $1.5 billion.
Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	December 31,
(DOLLARS IN MILLIONS)	2024	2023
Asset Type
Customer relationships	$7,004	$8,211
Technological know-how	1,937	2,355
Trade names & patents	268	337
Other	25	44
Total carrying value	9,234	10,947
Accumulated Amortization
Customer relationships	(1,765)	(1,619)
Technological know-how	(875)	(813)
Trade names & patents	(128)	(117)
Other	(21)	(41)
Total accumulated amortization	(2,789)	(2,590)
Other intangible assets, net	$6,445	$8,357
Amortization
Amortization expense was $610 million for the year ended December 31, 2024, $680 million for the year ended December 31, 2023 and $727 million for the year ended December 31, 2022. Amortization expense for the next five years, based on valuations and determinations of useful lives, is expected to be as follows:

	December 31,
(DOLLARS IN MILLIONS)	2025	2026	2027	2028	2029
Estimated future intangible amortization expense	$567	$564	$479	$467	$432

Impairment of Intangible Assets
As discussed in Note 1, for the year ended December 31, 2022, an impairment charge of approximately $92 million was recorded in connection with intangible assets, primarily customer relationships and technological know-how, of an asset group that operated primarily in Russia, which was included within accumulated amortization.

NOTE 13.    OTHER CURRENT ASSETS AND LIABILITIES, AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following amounts:

	December 31,
(DOLLARS IN MILLIONS)	2024	2023
Value-added tax receivable	$152	$187
Prepaid income taxes	193	178
Packaging materials and supplies	123	161
Prepaid expenses	203	184
Other	66	165
Total	$737	$875
Other assets consisted of the following amounts:

	December 31,
(DOLLARS IN MILLIONS)	2024	2023
Finance lease right-of-use assets	$27	$26
Deferred income taxes	240	278
Overfunded pension plans	144	139
Cash surrender value of life insurance contracts	52	49
Equity method investments	10	11
Long-term receivables(1)	171	113
Other(2)	193	148
Total	$837	$764
_______________________
(1)Primarily relates to receivables from certain government authorities which have corresponding payables to DuPont in relation to the N&B Merger in 2021.
(2)Includes deposits and land usage rights in China.
Other current liabilities consisted of the following amounts:

	December 31,
(DOLLARS IN MILLIONS)	2024	2023
Rebates and incentives payable	$111	$105
Value-added tax payable	58	77
Interest payable	42	65
Current pension and other postretirement benefit obligation	12	13
Earnouts payable(1)	—	32
Accrued restructuring	3	14
Current operating lease obligation	82	85
Accrued income taxes	131	194
Accrued expenses payable(1)	203	295
Other	141	97
Total	$783	$977
_______________________
(1)During the year ended December 31, 2024, the Company paid $36 million to the Seller as part of the acquisition of Health Wright Products, Inc., out of which $30 million related to “Earnouts payable”, and $6 million related to escrow funds which were recorded within “Accrued expenses payable”.

NOTE 14.    DEBT
Debt consisted of the following at December 31:

(DOLLARS IN MILLIONS)	Effective Interest Rate	2024	2023
2024 Euro Notes(1)	1.88%	—	552
2025 Notes(1)	1.22%	1,000	1,000
2026 Euro Notes(1)	1.93%	827	879
2027 Notes(1)	1.56%	1,209	1,212
2028 Notes(1)	4.57%	398	398
2030 Notes(1)	2.21%	1,507	1,508
2040 Notes(1)	3.04%	771	773
2047 Notes(1)	4.44%	495	495
2048 Notes(1)	5.12%	787	787
2050 Notes(1)	3.21%	1,568	1,569
2024 Term Loan Facility(1)	3.75%	—	270
2026 Term Loan Facility(1)	5.04%	413	625
Revolving Credit Facility(2)		—	—
Commercial Paper(3)		—	—
Bank overdrafts and other		2	3
Total debt		$8,977	$10,071
Less: Short term borrowings		(1,413)	(885)
Total Long-term debt		$7,564	$9,186
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
Term Loan Facility and Senior Notes
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
Term Loan Amendment No. 4, among other things, replaces LIBOR with Term SOFR (as defined in the Term Loan Credit Agreement) as the reference rate for U.S. dollar-denominated loans. From March 23, 2023, loans under the Term Loan Credit Agreement now bear interest at a base rate or a rate equal to Term SOFR plus an adjustment of 0.10% per annum, plus, in each case, an applicable margin based on the Company’s public debt rating. Loans may be prepaid without premium or penalty, subject to customary breakage costs.
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
During the Term Loan Covenant Relief Period, the amendments prohibit the Company from (i) effecting share repurchases, (ii) declaring and paying dividends in cash on common stock in excess of $0.81 per share per fiscal quarter (for an aggregate amount of $3.24 per fiscal year) and (iii) creating liens to secure debt in excess of the greater of $300 million and 3.65% of Consolidated Net Tangible Assets (as defined in the Term Loan Credit Agreement), subject to certain exceptions set forth in the Term Loan Amendment No. 5. The Company was in compliance with all covenants as of December 31, 2024.
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
During 2023, the Company made voluntary debt repayments of $355 million related to the 2024 Term Loan Facility. During 2024, the Company made a $270 million debt repayment at maturity related to the 2024 Term Loan Facility. The Company also made quarterly debt repayments totaling approximately $63 million related to the 2026 Term Loan Facility in accordance with the terms of the debt agreement, and voluntary repayments of $150 million related to the 2026 Term Loan Facility.
Pursuant to the terms agreed under the 2026 Term Loan Facility, a portion of the net cash proceeds received from the sale of the Pharma Solutions disposal group, when and if completed, must be used to repay our borrowings under the 2026 Term Loan Facility. Therefore, the Company reclassified the 2026 Term Loan Facility balance from “Long-term debt” to “Short-term debt and current portion of long-term debt” (See Note 4).

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
During the Revolver Covenant Relief Period, the amendments prohibit (i) the Company from effecting share repurchases, (ii) the Company from declaring and paying dividends in cash on common stock in excess of $0.81 per share per fiscal quarter (for an aggregate amount of $3.24 per fiscal year) and (iii) the Loan Parties from creating liens to secure debt in excess of the greater of $300 million and 3.65% of Consolidated Net Tangible Assets (as defined in the Revolving Credit Agreement), subject to certain exceptions set forth in the Revolver Amendment No. 4. The Company was in compliance with all covenants as of December 31, 2024.
Loans may be prepaid without premium or penalty, subject to customary breakage costs, and during the Revolver Covenant Relief Period, the applicable margin for the loans, which is based on the Company’s Public Debt Rating (as defined in the Revolving Credit Agreement), will increase by 0.125%.
As of December 31, 2024, total capacity under the Revolving Credit Facility was $2.000 billion, with no outstanding borrowings. Under the amended terms of the Revolver Credit Agreement, the Revolving Credit Facility increased from $1.000 billion to $2.000 billion, maturing on July 28, 2026. At the option of the Company, the facility may be increased to $2.500 billion subject to certain conditions. As the Revolving Credit Facility is a multi-year revolving credit agreement, the Company classifies as long-term debt the portion that it has the intent and ability to maintain outstanding longer than 12 months.
During 2024, the Company had drawdowns of $250 million and repayments of $250 million under the Revolving Credit Facility. During 2023, the Company had drawdowns of $800 million and repayments of $900 million under the Revolving Credit Facility.
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
For the twelve months ended December 31, 2024, the Company made a €500 million (approximately $547 million) debt repayment at maturity related to the 2024 Euro Notes.
2047 Notes

On May 18, 2017, the Company issued $500 million aggregate principal amount of senior unsecured notes that mature on June 1, 2047 (“2047 Notes”). The 2047 Notes bear interest at a rate of 4.375% per year, payable semi-annually on June 1 and December 1 of each year, beginning December 1, 2017. Total proceeds from the issuance of the 2047 Notes, net of underwriting discounts and offering costs, were $494 million. In addition, the Company incurred $1 million in legal and professional costs associated with the issuance and such costs were recorded as deferred financing costs. In connection with the debt issuance, the Company entered into pre-issuance hedging transactions that were settled upon issuance of the debt and resulted in a loss of approximately $5 million. The discount, deferred financing costs and pre-issuance hedge loss are being amortized as interest expense over the 30-year term of the debt.
Commercial Paper
During 2024, the Company had gross issuances of $4.083 billion and repayments of $4.083 billion under the commercial paper program. The commercial paper issued had original maturities of less than 42 days. During 2023, the Company had gross issuances of $5.694 billion and repayments of $5.811 billion under the commercial paper program.
The Commercial Paper Program is backed by the borrowing capacity available under the Revolving Credit Facility. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense.
Redemption Provisions
The 2026 Euro Notes, 2028 Notes, 2047 Notes, and 2048 Notes (collectively, the “Notes”) share the same redemption provisions. Upon 30 days’ notice to holders of the Notes, the Company may redeem the Notes at any time at the greater of 100% or the discounted present value of the remaining scheduled payments of principal and interest from the redemption date to the maturity date at the Treasury Rate or the Comparable Government Bond Rate (as defined in the applicable agreements) plus (i) 25 basis points in the case of the 2026 Euro Notes, (ii) 25 basis points in the case of the 2028 Notes, (iii) 25 basis points in the case of the 2047 Notes and (iv) 30 basis points in the case of the 2048 Notes. The redemption dates of each of the Notes are provided in the below table:

Note	Redemption Date
2026 Euro Notes	June 25, 2026
2028 Notes	June 26, 2028
2047 Notes	December 1, 2046
2048 Notes	March 26, 2048
The 2025 Notes, 2027 Notes, 2030 Notes, 2040 Notes and 2050 Notes (collectively, the “N&B Senior Notes”) were assumed as a result of the N&B Merger and share the same redemption provisions. Upon 15 days’ notice to holders of the N&B Senior Notes, the Company may redeem the N&B Senior Notes at any time at the greater of 100% or the discounted present value of the remaining scheduled payments of principal and interest from the redemption date to the maturity date at the Treasury Rate (as defined in the applicable agreements) plus (i) 15 basis points in the case of the 2025 Notes, (ii) 25 basis points in the case of the 2027 Notes, (iii) 25 basis points in the case of the 2030 Notes, (iv) 30 basis points in the case of the 2040 Notes and (v) 30 basis points in the case of the 2050 Notes. The redemption dates of each of the N&B Senior Notes are provided in the table below:

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
Outstanding Borrowings
The following table shows the contractual maturities of the Company’s long-term debt as of December 31, 2024.

	Payments Due by Period
(DOLLARS IN MILLIONS)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Total Outstanding Borrowings(1)	$8,891	$1,413	$2,028	$400	$5,050
_______________________
(1)The difference between the payments due by period and the carrying value of debt is due to purchase accounting adjustments, debt issuances costs, and deferred financing fees.

NOTE 15.    LEASES
The Company has leases for corporate offices, manufacturing facilities, research and development facilities and certain transportation and office equipment, the majority of which are operating leases. The Company’s leases have remaining lease terms of up to 50 years, some of which include options to extend the leases for up to 15 years.
The components of lease expense were as follows:

	December 31,
(DOLLARS IN MILLIONS)	2024	2023	2022
Operating leases
Operating lease cost	$126	$137	$134
Variable lease cost	58	56	53
Total operating lease cost	$184	$193	$187
Finance leases
Finance lease cost	$12	$10	$8
Supplemental cash flow information related to leases was as follows:

	December 31,
(DOLLARS IN MILLIONS)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$122	$122	$135
Operating cash flows for finance leases	1	1	—
Financing cash flows for finance leases	10	8	7
Right-of-use assets obtained in exchange for lease obligations
Operating leases	53	49	174
Finance leases	16	22	7

Supplemental balance sheet information related to leases was as follows:

	December 31,
(DOLLARS IN MILLIONS)	2024	2023
Operating Leases
Operating lease right-of-use assets	$573	$689

Current operating lease obligations(2)	82	85
Operating lease liabilities	534	642
Total operating lease liabilities	$616	$727
Finance Leases
Finance lease right-of-use assets(1)	$27	$26

Current finance lease obligations(2)	10	7
Finance lease liabilities(3)	18	18
Total finance lease liabilities	$28	$25
_______________________
(1)Presented in Other assets on the Consolidated Balance Sheets.
(2)Presented in Other current liabilities on the Consolidated Balance Sheets.
(3)Presented in Other liabilities on the Consolidated Balance Sheets.
Weighted average remaining lease term and discount rate were as follows:

	December 31,
	2024	2023
Weighted average remaining lease term in years
Operating leases	9.5	9.9
Finance leases	3.1	3.5
Weighted average discount rate
Operating leases	4.32%	4.24%
Finance leases	4.63%	4.33%

Maturities of lease liabilities as of December 31, 2024 were as follows:

(DOLLARS IN MILLIONS)	Operating Leases	Finance Leases	Total
2025	$106	$11	$117
2026	96	10	106
2027	84	6	90
2028	74	2	76
2029	64	1	65
Thereafter	328	—	328
Total undiscounted liabilities	752	30	782
Less: Imputed interest	(136)	(2)	(138)
Total lease liabilities	$616	$28	$644
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
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company determines the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the Term SOFR swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. The Company does not have any instruments classified as Level 3, other than those included in pension asset trusts included in Note 8. These valuations take into consideration the Company’s credit risk and its counterparties’ credit risk.
The carrying value and the estimated fair values of financial instruments at December 31 consisted of the following:

	2024		2023
(DOLLARS IN MILLIONS)	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 1
Cash and cash equivalents(1)	$469	$469	$709	$709
LEVEL 2
Bank overdrafts and other(2)	2	2	3	3
Derivatives
Derivative assets(3)	9	9	41	41
Derivative liabilities(3)	129	129	165	165
Long-term debt:
2024 Euro Notes(4)	—	—	552	549
2025 Notes(4)	1,000	972	1,000	924
2026 Euro Notes(4)	827	813	879	835
2027 Notes(4)	1,209	1,102	1,212	1,049
2028 Notes(4)	398	391	398	389
2030 Notes(4)	1,507	1,274	1,508	1,240
2040 Notes(4)	771	536	773	536
2047 Notes(4)	495	392	495	382
2048 Notes(4)	787	686	787	678
2050 Notes(4)	1,568	985	1,569	1,029
2024 Term Loan Facility(5)	—	—	270	270
2026 Term Loan Facility(5)	413	413	625	625
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
Derivatives and Other Hedging Activities
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
Commodity Contracts
The Company utilizes options that are not designated as hedging instruments to reduce exposure to commodity price fluctuations on purchases of inventory such as soybeans.
The Company also uses swaps that are designated as hedging instruments to reduce exposure to commodity price fluctuations on purchases of natural gas used in our manufacturing process.
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
During the first quarter of 2016, the Company entered into and settled two Euro interest rate swap agreements to hedge the anticipated issuance of fixed-rate debt. These swaps were designated as cash flow hedges. The effective portions of cash flow hedges are recorded in OCI as a component of Losses on derivatives qualifying as hedges in the accompanying Consolidated Statements of Income (Loss) and Comprehensive Loss. The Company incurred a loss of €3 million ($3 million) due to the termination of these swaps. The loss was amortized as interest expense over the life of the 2024 Euro Notes as discussed in Note 14.
During the fourth quarter of 2016 and the first quarter of 2017, the Company entered into interest rate swap agreements to hedge the anticipated issuance of fixed-rate debt, which are designated as cash flow hedges. The various hedge instruments were settled upon issuance of the debt on May 18, 2017 and resulted in a loss of approximately $5 million. As discussed in Note 14, the loss is being amortized as interest expense over the life of the 2047 Notes.
Cross Currency Swaps
During the third quarter of 2022, the Company entered into a transaction to unwind the fourteen outstanding EUR/USD cross currency swaps designated as net investment hedges issued between the third quarter of 2019 and the first quarter of 2022. The Company received proceeds of approximately $173 million. The gain arising from the termination of the swaps has been included as a component of Accumulated other comprehensive loss.
The Company has twelve EUR/USD cross currency swaps, with a notional value of $1.400 billion that mature through November 2030. The swaps all qualified as net investment hedges in order to mitigate a portion of the Company’s net European investments from foreign currency risk. As of December 31, 2024, the twelve remaining swaps were in a liability position with an aggregate fair value of $90 million which were classified as Other liabilities on the Consolidated Balance Sheets. Changes in fair value related to cross currency swaps are recorded in OCI.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of December 31, 2024 and December 31, 2023:

	December 31,
(DOLLARS IN MILLIONS)	2024	2023
Foreign currency forward contracts(1)	$(1,512)	$(1,400)
Commodity contracts(1)	7	7
Cross currency swaps	1,400	1,400
______________________

(1)Foreign currency forward contracts and commodity contracts are presented net of contracts bought and sold.
The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy) as reflected in the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023:

	December 31, 2024
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency forward contracts	$—	$8	$8
Commodity contracts	1	—	1
Total derivative assets	$1	$8	$9
Derivative liabilities(2)
Foreign currency forward contracts	$—	$39	$39
Cross currency swaps	90	—	90
Total derivative liabilities	$90	$39	$129

	December 31, 2023
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency forward contracts	$—	$41	$41
Derivative liabilities(2)
Foreign currency forward contracts	$—	$4	$4
Cross currency swaps	161	—	161
Total derivative liabilities	$161	$4	$165
_______________________
(1)Derivative assets are recorded to Prepaid expenses and other current assets on the Consolidated Balance Sheets.
(2)Derivative liabilities are recorded to Other current liabilities and Other liabilities on the Consolidated Balance Sheets.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statements of Income (Loss) and Comprehensive Loss for the years ended December 31, 2024 and 2023:

(DOLLARS IN MILLIONS)	Amount of Gain or (Loss) Recognized in Income on Derivative Settlements December 31,			Amount of Gain (Loss) Recognized in Income on Changes in Fair Value December 31,			Location of Gain (Loss) Recognized in Income on Derivative
	2024	2023	2022	2024	2023	2022
Foreign currency forward contracts(1)	$(102)	$(16)	$3	$(68)	$37	$—	Other expense (income), net
Commodity contracts	(1)	2	—	—	—	—	Cost of sales
Total	$(103)	$(14)	3	$(68)	$37	$—
_______________________
(1)The foreign currency forward contract net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative and non-derivative instruments designated as cash flow and net investment hedging instruments, net of tax, in the Consolidated Statements of Income (Loss) and Comprehensive Loss for the years ended December 31, 2024 and 2023:

	Amount of Gain (Loss) Recognized in OCI on Derivative and Non-Derivative (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	For the years ended December 31,
(DOLLARS IN MILLIONS)	2024	2023	2022
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$(7)	$—	$—	N/A
Commodity contracts	3	—	—	Cost of sales
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	$55	$(67)	$(16)	N/A
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	3	(16)	27	N/A
2026 Euro Notes	42	(26)	43	N/A
Total	$96	$(109)	$54

	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	For the year ended December 31,
(DOLLARS IN MILLIONS)	2024	2023	2022
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$(1)	$—	$—
Total	$(1)	$—	$—

The ineffective portion of the above noted net investment hedges was approximately $15 million, $15 million, and $10 million for the years ended December 31, 2024, 2023, and 2022 respectively, and was recorded as a reduction to interest expense on the Consolidated Statements of Income (Loss) and Comprehensive Loss.
At December 31, 2024, based on current market rates, the Company does not expect any derivative losses (net of tax), included in AOCI, to be reclassified into earnings within the next 12 months.

NOTE 17.    SHAREHOLDERS’ EQUITY
Dividends
Cash dividends declared per share were $1.60, $3.24 and $3.20 for the years ended December 31, 2024, 2023 and 2022, respectively. The Consolidated Balance Sheets reflect $102 million of dividends payable at December 31, 2024. This amount relates to a cash dividend of $0.40 per share declared in December 2024 and paid in January 2025. Dividends declared, but not paid as of December 31, 2023 and December 31, 2022 were $207 million ($0.81 per share) and $206 million ($0.81 per share), respectively.

NOTE 18.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of January 1, 2024	$(1,652)	$1	$(245)	$(1,896)
OCI before reclassifications	(778)	(4)	53	(729)
Reclassifications due to business divestitures	4	—	—	4
Amounts reclassified from AOCI	—	1	93	94
Net current period other comprehensive income (loss)	(774)	(3)	146	(631)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2024	$(2,426)	$(2)	$(99)	$(2,527)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of January 1, 2023	$(2,066)	$1	$(133)	$(2,198)
OCI before reclassifications	367	—	(100)	267
Reclassifications due to business divestitures	47	—	(1)	46
Amounts reclassified from AOCI	—	—	(11)	(11)
Net current period other comprehensive income (loss)	414	—	(112)	302
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2023	$(1,652)	$1	$(245)	$(1,896)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of January 1, 2022	$(1,133)	$1	$(291)	$(1,423)
OCI before reclassifications	(933)	—	148	(785)
Amounts reclassified from AOCI	—	—	10	10
Net current period other comprehensive income (loss)	(933)	—	158	(775)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2022	$(2,066)	$1	$(133)	$(2,198)
The following table provides details about reclassifications out of Accumulated other comprehensive loss to the Consolidated Statements of Income (Loss) and Comprehensive Loss:

	Year Ended December 31,
(DOLLARS IN MILLIONS)	2024	2023	2022	Affected Line Item in the Consolidated Statements of Income (Loss) and Comprehensive Loss
Gains (losses) on pension and postretirement liability adjustments
Prior service cost	$2	$6	$7	(1)
Actuarial gains (losses)	(142)	8	(21)	(1)
Tax	47	(3)	4	Provision for income taxes
Total	$(93)	$11	$(10)	Total, net of income taxes
_______________________
(1)The amortization of prior service cost and actuarial loss is included in the computation of net periodic benefit cost. See Note 8 for additional information regarding net periodic benefit cost.

NOTE 19.   REDEEMABLE NON-CONTROLLING INTERESTS
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
The following table sets forth the details of the Company’s redeemable non-controlling interests:

(DOLLARS IN MILLIONS)	Redeemable Non-controlling Interests
Balance at December 31, 2021	$105
Impact of foreign exchange translation	(6)
Share of profit or loss attributable to redeemable non-controlling interests	4
Redemption value adjustment for the current period	5
Exercises of redeemable non-controlling interests	(49)
Balance at December 31, 2022	$59
Impact of foreign exchange translation	(8)
Redemption value adjustment for the current period	(2)
Dividends paid	(13)
Exercises of redeemable non-controlling interests	(25)
Disposal of redeemable non-controlling interests(1)	(11)
Balance at December 31, 2023	$—
Balance at December 31, 2024	$—
_______________________
(1)The disposal of redeemable non-controlling interests was related to the sale of the Company’s investment in the Sonarome business.

NOTE 20.    CONCENTRATIONS OF CREDIT RISK
The Company does not have significant concentrations of risk in financial instruments. Temporary investments are made in a well-diversified portfolio of high-quality, liquid obligations of government, corporate and financial institutions. There are also limited concentrations of credit risk with respect to trade receivables because the Company has a large number of customers who are spread across many industries and geographic regions. The Company’s larger customers are each spread across many sub-categories of its segments and geographical regions. The Company had no customer that accounted for more than 10% of its consolidated net sales for the years ended 2024, 2023 and 2022.

NOTE 21.    COMMITMENTS AND CONTINGENCIES
Guarantees and Letters of Credit
The Company has various bank guarantees, letters of credit and surety bonds which are used to support its ongoing business operations, satisfy governmental requirements associated with pending litigation in various jurisdictions and the payment of customs duties.
As of December 31, 2024, the Company had a total capacity of approximately $214 million of bank guarantees, commercial guarantees, standby letters of credit and surety bonds with various financial institutions. Included in the above aggregate amount was a total of approximately $10 million for other assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011. There was a total of approximately $65 million outstanding under the bank guarantees, standby letters of credit and commercial guarantees as of December 31, 2024.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $7 million as of December 31, 2024.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of December 31, 2024, the Company had a total capacity of approximately $1.8 billion of lines of credit with various financial institutions, in addition to the $0.9 billion of available capacity under the Revolving Credit Facility. Pursuant to these lines of credit as of December 31, 2024, the total drawdowns were not material.

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
Litigation Matters
A motion to approve a securities class action was filed in the Tel Aviv District Court, Israel, in August 2019, alleging, among other things, false and misleading statements largely in connection with IFF’s acquisition of Frutarom and improper payments made by Frutarom businesses operating principally in Russia and Ukraine to representatives of customers. The motion (“Oman”) (following an initial amendment) asserted claims under the Israeli Securities Act-1968 against IFF, its former Chairman and CEO, and its former CFO, and against Frutarom and certain former Frutarom officers and directors, as well as claims under the Israeli Companies Act-1999 against certain former Frutarom officers and directors. On July 14, 2022, the court approved the parties’ motion to mediate the dispute, which postponed all case deadlines until after the mediation. The parties held mediation meetings in September 2022, November 2022, March 2023, November 2023, March 2024 and April 2024. In November 2024, the court granted extensions for the filing of the responses to the Oman motion and for the evidentiary hearings, for the parties to exhaust the mediation proceeding. The parties are required to provide an update to the court by February 25, 2025.
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

On March 7, 2023, the European Commission (“EC”) and the United Kingdom Competition and Markets Authority (“CMA”) carried out unannounced inspections of certain of IFF’s facilities. On the same day, IFF was served with a grand jury subpoena by the Antitrust Division of the U.S. Department of Justice (“DOJ”). IFF understands the EC, CMA, DOJ and the Swiss Competition Commission are investigating potential anticompetitive conduct as it relates to IFF’s fragrance businesses. The Mexican Competition Commission has also announced that it is investigating potential anticompetitive conduct in the fragrance and fragrance ingredients industries. The Company has applied for leniency in a number of jurisdictions. Leniency, if obtained in a jurisdiction, would generally carry significant benefits by, for example, reducing or eliminating monetary liability in that jurisdiction. IFF has been and intends to continue actively cooperating with these investigations. During the first three months of 2024, IFF recognized a provision of €15.9 million (approximately $17.5 million) in connection with a settlement with the EC, which was paid during the third quarter of 2024. This settlement pertains to a charge related to the deletion of messages relevant to the investigation by a former Scent employee. This settlement does not conclude the ongoing antitrust investigation. IFF is currently unable, however, to predict or determine the scope, duration or outcome of the investigations, or whether the outcome of the investigations will materially impact the Company’s results of operations, liquidity or financial condition. However, an adverse judgment or other outcome or settlement with respect to any proceedings discussed above could result in significant fines or payments by IFF. The resolution of any of these items could have a material adverse effect on IFF's results of operations, financial condition, and overall business.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, the Company believes it has valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, the Company is required to, and has provided, bank guarantees and pledged assets in the aggregate amount of approximately $16 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
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

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 10(g) to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2002.
3.2	By-Laws of International Flavors & Fragrances Inc., effective as of November 1, 2023, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2023.
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

*10.30
Letter Agreement between International Flavors & Fragrances Inc. and J. Erik Fyrwald, effective January 11, 2024, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 11, 2024.

*10.31	International Flavors & Fragrances Inc. Executive Severance Policy.
19	International Flavors & Fragrances Inc. Insider Trading Policy.
21	List of Subsidiaries of International Flavors & Fragrances Inc.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of J. Erik Fyrwald pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Michael DeVeau pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of J. Erik Fyrwald and Michael DeVeau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
97	International Flavors & Fragrances Inc. Policy for the Recovery of Erroneously Awarded Compensation
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
____________________
*Management contract or compensatory plan or arrangement
ITEM 16.    FORM 10-K SUMMARY.
    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

By:	/s/ Michael DeVeau
Name:	Michael DeVeau
Title:	Executive Vice President, Chief Financial Officer
Dated: February 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. Erik Fyrwald	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2025
J. Erik Fyrwald

/s/ Michael DeVeau	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 28, 2025
Michael DeVeau

/s/ Beril Yildiz	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2025
Beril Yildiz

/s/ Roger W. Ferguson, Jr.	Chair of the Board, Director	February 28, 2025
Roger W. Ferguson, Jr.

/s/ Kathryn J. Boor	Director	February 28, 2025
Kathryn J. Boor

/s/ Mark J. Costa	Director	February 28, 2025
Mark J. Costa

/s/ Carol Anthony (John) Davidson	Director	February 28, 2025
Carol Anthony (John) Davidson

/s/ John F. Ferraro	Director	February 28, 2025
John F. Ferraro

/s/ Christina Gold	Director	February 28, 2025
Christina Gold

/s/ Vincent J. Intrieri	Director	February 28, 2025
Vincent J. Intrieri

/s/ Cynthia T. Jamison	Director	February 28, 2025
Cynthia T. Jamison

/s/ Mehmood Khan	Director	February 28, 2025
Mehmood Khan

/s/ Kevin O’Byrne	Director	February 28, 2025
Kevin O’Byrne

/s/ Margarita Paláu-Hernández	Director	February 28, 2025
Margarita Paláu-Hernández

/s/ Dawn C. Willoughby	Director	February 28, 2025
Dawn C. Willoughby

INTERNATIONAL FLAVORS & FRAGRANCES INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(IN MILLIONS)

	For the Year Ended December 31, 2024
	Balance at beginning of period	Additions (deductions) charged to costs and expenses	Acquisitions	Translation adjustments	Other	Balance at end of period
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	$324	$72	$—	$(20)	$—	$376

	For the Year Ended December 31, 2023
	Balance at beginning of period	Additions charged to costs and expenses	Acquisitions	Translation adjustments	Other	Balance at end of period
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	$262	$76	$—	$(23)	$9	$324

	For the Year Ended December 31, 2022
	Balance at beginning of period	Additions charged to costs and expenses	Acquisitions	Translation adjustments	Other	Balance at end of period
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	$232	$51	$—	$(21)	$—	$262
_______________________

S-1