Form 10-Q
period 2025-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2025-05-06
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No  ☑
Number of shares of common stock outstanding as of April 29, 2025: 255,790,345

INTERNATIONAL FLAVORS & FRAGRANCES INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended
	March 31,
(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2025	2024
Net sales	$2,843	$2,899
Cost of sales	1,808	1,875
Gross profit	1,035	1,024
Research and development expenses	164	166
Selling and administrative expenses	461	490
Amortization of acquisition-related intangibles	143	168
Impairment of goodwill	1,153	—
Restructuring and other charges	17	3
Gains on sales of assets	—	(2)
Operating (loss) profit	(903)	199
Interest expense	71	83
Other expense, net	20	1
(Loss) income before taxes	(994)	115
Provision for income taxes	23	54
Net (loss) income	(1,017)	61
Net income attributable to non-controlling interests	1	1
Net (loss) income attributable to IFF shareholders	$(1,018)	$60

Net (loss) income per share - basic and diluted	$(3.98)	$0.23
Average number of shares outstanding - basic	256	255
Average number of shares outstanding - diluted	256	256

Statements of Comprehensive (Loss) Income
Net (loss) income	$(1,017)	$61
Other comprehensive income (loss), after tax:
Foreign currency translation adjustments	404	(293)
Losses on derivatives qualifying as hedges	(1)	(7)
Pension and postretirement liability adjustment	1	5
Other comprehensive income (loss)	404	(295)
Comprehensive loss	(613)	(234)
Comprehensive income attributable to non-controlling interests	1	1
Comprehensive loss attributable to IFF shareholders	$(614)	$(235)

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$613	$469
Trade receivables (net of allowances of $28 and $26, respectively)	1,742	1,624
Inventories	2,249	2,133
Assets held for sale	3,254	3,030
Prepaid expenses and other current assets	775	737
Total Current Assets	8,633	7,993
Property, plant and equipment, net	3,771	3,739
Goodwill	8,030	9,080
Other intangible assets, net	6,383	6,445
Operating lease right-of-use assets	579	573
Other assets	869	837
Total Assets	$28,265	$28,667
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt and current portion of long-term debt	$1,689	$1,413
Accounts payable	1,325	1,283
Accrued payroll and bonus	216	420
Dividends payable	102	102
Liabilities held for sale	443	332
Other current liabilities	832	783
Total Current Liabilities	4,607	4,333
Other Liabilities:
Long-term debt	7,601	7,564
Retirement liabilities	174	167
Deferred income taxes	1,543	1,592
Operating lease liabilities	535	534
Other liabilities	592	566
Total Other Liabilities	10,445	10,423
Commitments and Contingencies (Note 17)
Shareholders’ Equity:
Common stock $0.125 par value; 500.0 shares authorized; 275.7 shares issued as of March 31, 2025 and December 31, 2024; and 255.7 and 255.7 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	35	35
Capital in excess of par value	19,932	19,917
Accumulated deficit	(3,725)	(2,605)
Accumulated other comprehensive loss	(2,123)	(2,527)
Treasury stock, at cost (20.0 and 20.0 shares as of March 31, 2025 and December 31, 2024, respectively)	(942)	(944)
Total Shareholders’ Equity	13,177	13,876
Non-controlling interests	36	35
Total Shareholders’ Equity including Non-controlling interests	13,213	13,911
Total Liabilities and Shareholders’ Equity	$28,265	$28,667
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2024	275.7	$35	$19,874	$(2,439)	$(1,896)	(20.4)	$(963)	$31	$14,642
Net (loss) income				60				1	61
Other Comprehensive income (loss)					(295)				(295)
Cash dividends declared(1)				(102)					(102)
Stock options/SSARs			(2)			—	1		(1)
Vested restricted stock units and awards			(1)			—	1		—
Stock-based compensation			18						18
Other								3	3
Balance at March 31, 2024	275.7	$35	$19,889	$(2,481)	$(2,191)	(20.4)	$(961)	$35	$14,326

(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2025	275.7	$35	$19,917	$(2,605)	$(2,527)	(20.0)	$(944)	$35	$13,911
Net (loss) income				(1,018)				1	(1,017)
Other Comprehensive income (loss)					404				404
Cash dividends declared(1)				(102)					(102)
Stock options/SSARs			—			—	1		1
Vested restricted stock units and awards			(4)			—	1		(3)
Stock-based compensation			19						19
Other									—
Balance at March 31, 2025	275.7	$35	$19,932	$(3,725)	$(2,123)	(20.0)	$(942)	$36	$13,213
_______________________
(1)Cash dividends declared per common share were $0.40 and $0.40 for the three months ended March 31, 2025 and March 31, 2024, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2025	2024
Cash flows from operating activities:
Net (loss) income	$(1,017)	$61
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	236	278
Deferred income taxes	(61)	(9)
Gains on sales of assets	—	(2)
Stock-based compensation	19	18
Pension contributions	(5)	(7)
Impairment of goodwill	1,153	—
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(116)	(290)
Inventories	(92)	34
Accounts payable	154	83
Accruals for incentive compensation	(246)	(46)
Other assets/liabilities, net	102	(21)
Net cash provided by operating activities	127	99
Cash flows from investing activities:
Additions to property, plant and equipment	(179)	(118)
Proceeds from sale of assets	—	3
Net proceeds received from business disposals	—	37
Cash received on foreign currency forward contracts	22	—
Net cash used in investing activities	(157)	(78)
Cash flows from financing activities:
Cash dividends paid to shareholders	(102)	(207)
Increase (decrease) in revolving credit facility and short-term borrowings	—	250
Net borrowings of commercial paper (maturities less than three months)	292	833
Principal payments of debt	(16)	(833)
Other, net	(5)	(3)
Net cash provided by financing activities	169	40
Effect of exchange rate changes on cash, cash equivalents and restricted cash	40	(25)
Net change in cash, cash equivalents and restricted cash	179	36
Cash, cash equivalents and restricted cash at beginning of year	471	735
Cash, cash equivalents and restricted cash at end of period	$650	$771
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$37	$61
Income taxes paid, net	86	53
Accrued capital expenditures	58	53
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
International Flavors & Fragrances Inc. and its subsidiaries (the “Registrant,” “IFF,” “the Company,” “we,” “us” and “our”) is a leading creator and manufacturer of food, beverage, health & biosciences, scent (and until the recent sale of our Pharma Solutions disposal group, pharma solutions) and complementary adjacent products, including natural health ingredients, which are used in a wide variety of consumer products. Our products are sold principally to manufacturers of dairy, meat, beverages, snacks, savory, sweet, baked goods, grain processors and other foods, personal care products, soaps and detergents, cleaning products, perfumes, dietary supplements, food protection, infant, elderly and animal nutrition, functional food, pharmaceutical and oral care products. As a result, we hold global leadership positions in the Food & Beverage, Home & Personal Care and Health & Wellness markets, and across key Tastes, Textures, Scents, Nutrition, Enzymes, Cultures, Soy Proteins, and Probiotics categories.
Basis of Presentation
The accompanying interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the related notes included in our 2024 Annual Report on Form 10-K (“2024 Form 10-K”), filed on February 28, 2025 with the Securities and Exchange Commission (“SEC”).
The interim Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and with the rules and regulations for reporting on Form 10-Q, and are unaudited. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP in the United States of America have been condensed or omitted, if not materially different from the 2024 Form 10-K. The year-end balance sheet data included in this Form 10-Q was derived from the audited financial statements. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim Consolidated Financial Statements, have been made.
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
Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated Net (loss) income.
Effective January 1, 2025, the Company voluntarily implemented a reorganization of its internal structure, which impacted the way the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, allocates resources and assesses financial performance. As a result, the Company has updated its reportable segments beginning with the first quarter of 2025. The Company also adjusted its corporate cost allocations to align with the new organizational structure and updated operating model, consistent with how management assesses performance effective January 1, 2025. As a result, certain segment information for the three months ended March 31, 2024 has been recast to reflect these changes in corporate allocations among the Company’s reportable segments on a comparable basis. Please see Note 6 for more information.

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash reported in the Company’s balance sheet as of March 31, 2025, December 31, 2024, March 31, 2024 and December 31, 2023 were as follows:

(DOLLARS IN MILLIONS)	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
Current assets
Cash and cash equivalents	$613	$469	$732	$703
Cash and cash equivalents included in Assets held for sale	37	2	32	26
Restricted cash	—	—	7	6
Cash, cash equivalents and restricted cash	$650	$471	$771	$735
Accounts Receivable
The Company has various factoring agreements globally under which it can factor up to approximately $320 million of its trade receivables (“Company’s own factoring agreements”). In addition, the Company utilizes factoring agreements sponsored by certain customers. Under all of the arrangements, the Company sells the trade receivables on a non-recourse basis to unrelated financial institutions and accounts for the transactions as sales of receivables. The applicable receivables are removed from the Company’s Consolidated Balance Sheets when the cash proceeds are received by the Company.
The Company sold a total of approximately $413 million and $406 million of receivables under the Company’s own factoring agreements and customer sponsored factoring agreements for the three months ended March 31, 2025 and 2024, respectively. The cost of participating in these programs was approximately $6 million for each of the three months ended March 31, 2025 and 2024. These costs are included as a component of interest expense. Although the Company’s own factoring agreements are non-recourse to the Company, the Company has continued responsibility to collect receivables on behalf of the sponsoring banks. Under these agreements, the Company sold approximately $196 million and $191 million of receivables for the three months ended March 31, 2025 and 2024, respectively. The outstanding principal amounts of receivables under the Company’s own factoring agreements amounted to approximately $185 million and $178 million as of March 31, 2025 and December 31, 2024, respectively. The proceeds from the sales of receivables are included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows.
Expected Credit Losses
As of March 31, 2025, the Company reported $1.742 billion of trade receivables, net of allowances of $28 million. Based on the aging analysis as of March 31, 2025, less than 1% of the Company’s accounts receivable were past due by over 365 days based on the payment terms of the invoice.
The following is a roll-forward of the Company’s allowances for bad debts for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2025	2024
Balance at January 1	$26	$52
Allowances (reversals) for bad debt expense	1	(5)
Write-offs	—	(9)
Foreign exchange	1	(1)
Balance at March 31	$28	$37
Inventories
Inventories are stated at the lower of cost (on a weighted-average basis) or net realizable value. The Company’s inventories consisted of the following:

(DOLLARS IN MILLIONS)	March 31, 2025	December 31, 2024
Raw materials	$760	$657
Work in process	380	368
Finished goods	1,109	1,108
Total	$2,249	$2,133

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
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU was issued to further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company expects that the adoption of the standard will impact certain income tax disclosures in the Notes to the Consolidated Financial Statements, but will otherwise not have an impact on the Company’s results of operations.

NOTE 2. NET (LOSS) INCOME PER SHARE
A reconciliation of the shares used in the computation of basic and diluted net (loss) income per share is as follows:

	Three Months Ended March 31,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2025	2024
Net (Loss) Income
Net (loss) income available to IFF shareholders	$(1,018)	$60
Shares
Weighted average common shares outstanding (basic)	256	255
Adjustment for assumed dilution:
Stock options and restricted stock awards	—	1
Weighted average shares assuming dilution (diluted)	256	256

Net (Loss) Income per Share
Net (loss) income per share - basic and diluted(1)	$(3.98)	$0.23
_______________________
(1)For the three months ended March 31, 2024, the basic net income per share cannot be recalculated based on the information presented in the table above due to rounding.

The Company declared a quarterly dividend to its shareholders of $0.40 for each of the three months ended March 31, 2025 and 2024.
There were approximately 1.1 million potentially dilutive securities excluded from the computation of diluted net loss per share for the three months ended March 31, 2025 because there was a net loss attributable to IFF for the period and, as such, the inclusion of these securities would have been anti-dilutive.
For the three months ended March 31, 2025, there were approximately 0.3 million share equivalents that had an anti-dilutive effect and therefore were excluded from the computation of diluted net loss per share in the period. For the three months ended March 31, 2024, there were approximately 0.3 million share equivalents that had an anti-dilutive effect and therefore were excluded from the computation of diluted net income per share in the period.
The Company has issued shares of Purchased Restricted Stock Units (“PRSUs”) which contain rights to non-forfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method.

The Company did not present the two-class method since the difference between diluted net income per share for both unrestricted common shareholders and PRSU shareholders for the three months ended March 31, 2025 and 2024 was less than $0.01 per share.

NOTE 3. ASSETS AND LIABILITIES HELD FOR SALE AND BUSINESS DIVESTITURES
Pharma Solutions
During March 2024, the Company announced it had entered into an agreement to sell its Pharma Solutions business that is primarily made up of most businesses within the Company’s existing Pharma Solutions reportable operating segment (the “Pharma Solutions disposal group”). The transaction closed on May 1, 2025.
The sale does not constitute a strategic shift of the Company’s operations and does not, and will not, have major effects on the Company’s operations and financial results. Therefore, the transaction does not meet the discontinued operations criteria.
The Company determined that the assets and liabilities of the Pharma Solutions disposal group met the criteria to be presented as “held for sale” during the second quarter of 2024. As a result, at March 31, 2025, such assets and liabilities were classified as held for sale on the Consolidated Balance Sheets.
The Company engaged an independent third party to assist management with determining the fair value of the Pharma Solutions disposal group for the purposes of calculating loss on assets classified as held for sale. At March 31, 2025, the Company determined that the fair value of the Pharma Solutions disposal group was $2,728 million (fair value of $2,760 million less estimated costs to sell of $32 million). As of March 31, 2025, the life-to-date loss on assets classified as held for sale was $337 million, which was all recorded in 2024. The loss on assets classified as held for sale is recorded as a valuation allowance on the group of assets held for sale, without allocation to the individual assets or major classes of assets within the group.
In addition, pursuant to the terms agreed under the 2026 Term Loan Facility, a portion of the net cash proceeds received from the sale of the Pharma Solutions disposal group, must be used to repay our borrowings under the 2026 Term Loan Facility. Therefore, the Company reclassified the 2026 Term Loan Facility balance from “Long-term debt” to “Short-term debt and current portion of long-term debt”.

Nitrocellulose
During October 2024, the Company entered into an agreement to sell its Nitrocellulose business (including the related industrial park in Germany), which is within the Company’s existing Pharma Solutions reportable operating segment. The transaction is subject to certain customary closing conditions and is expected to close during the second quarter of 2025.
The Company determined that the assets and liabilities of the Nitrocellulose business met the criteria to be presented as “held for sale” during the third quarter of 2024. As a result, at March 31, 2025, such assets and liabilities were classified as held for sale on the Consolidated Balance Sheets. The Company determined that, as of March 31, 2025, the fair value less estimated costs to sell of the Nitrocellulose business exceeded the underlying carrying value.
The sale does not constitute a strategic shift of the Company’s operations and does not, and will not, have major effects on the Company’s operations and financial results. Therefore, the transaction does not meet the discontinued operations criteria.
Tobacco Flavoring Business in North America
During the first quarter of 2025, the Company entered into an agreement to sell certain assets and liabilities of its Tobacco Flavoring business in North America, which is within the Company’s existing Taste reportable operating segment.
The Company determined that the assets and liabilities of the Tobacco Flavoring business in North America met the criteria to be presented as held for “held for sale” during the first quarter of 2025. As a result, at March 31, 2025, such assets and liabilities were classified as held for sale on the Consolidated Balance Sheets. The Company determined that, as of March 31, 2025, the fair value less estimated costs to sell of the Tobacco Flavoring business in North America exceeded the underlying carrying value.
The sale does not constitute a strategic shift of the Company’s operations and does not, and will not, have major effects on the Company’s operations and financial results. Therefore, the transaction does not meet the discontinued operations criteria.
Carrying Amount of Assets and Liabilities Held for Sale

The Company’s Consolidated Balance Sheet as of March 31, 2025 included the carrying amounts of the assets and liabilities of the Pharma Solutions disposal group, Nitrocellulose disposal group, and Tobacco Flavoring Business in North America as held for sale.
The Company’s Consolidated Balance Sheet as of December 31, 2024 included the carrying amounts of the assets and liabilities of the Pharma Solutions disposal group, Nitrocellulose disposal group, and a portion of the Savory Solutions business in Turkey as held for sale. The Company completed the sale of a portion of the Savory Solutions business in Turkey during the three months ended March 31, 2025.

(DOLLARS IN MILLIONS)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$37	$2
Trade receivables, net	233	187
Inventories	305	274
Property, plant and equipment, net	479	451
Goodwill(1)	1,244	1,216
Other intangible assets, net	1,103	1,078
Operating lease right-of-use assets	57	57
Other assets	133	112
Less: Loss recognized on assets held-for-sale(2)	(337)	(347)
Total assets held-for-sale	$3,254	$3,030
Liabilities
Accounts payable	$155	$90
Deferred tax liability	56	51
Other liabilities	232	191
Total liabilities held-for-sale	$443	$332
_______________________
(1)The goodwill balance in assets held for sale for the Pharma Solutions disposal group is presented net of $64 million of goodwill impairment.
(2)Includes the impact of $87 million, primarily related to losses on foreign currency translation, expected to be reclassified out of accumulated other comprehensive loss upon close of the sales.
Subsequent Events
The sale of the Tobacco Flavoring Business in North America was completed on April 1, 2025, and the Company received gross cash proceeds of $20 million in connection with the transaction.
The sale of the Pharma Solutions disposal group was completed on May 1, 2025. The Company received gross cash proceeds of approximately $2.6 billion in connection with the transaction, reflecting preliminary estimates of closing adjustments. The finalization of these closing adjustments may result in additional cash being received from, or paid to, the buyer. A portion of the proceeds were used to repay the remaining $397 million outstanding under the 2026 Term Loan Facility.

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
IFF Productivity Program
Beginning in 2024, the Company began undertaking a productivity enhancement program aimed at enhancing productivity and optimizing its organizational footprint to align with business needs. This program will involve a series of actions, including ceasing operations in select manufacturing plants, consolidating lease and owned real estate space, and reducing employee headcount. The Company aims to substantially complete this productivity program by December 31, 2026. The program will impact the Company’s Taste, Food Ingredients, Health & Biosciences, and Scent segments.

The estimated total cost of the program initiatives ranges from $50 million to $70 million. The anticipated cash charges include employee-related costs such as severance, contract terminations, and dismantling costs. Additionally, non-cash charges related to assets, such as fixed asset write downs, are expected.
During the first quarter of 2025, the Company incurred costs in connection with the IFF Productivity Program, recognizing approximately $17 million in severance costs. As of March 31, 2025, the Company incurred approximately $20 million related to severance costs and approximately $20 million in fixed asset write downs since the inception of this program.
Changes in Restructuring Liabilities
Changes in restructuring liabilities during the three months ended March 31, 2025 were as follows:

(DOLLARS IN MILLIONS)	Balance at January 1, 2025	Additional Charges (Reversals), Net	Non-Cash Charges	Cash Payments	Balance at March 31, 2025
IFF Productivity Program
Severance	$3	$17	$—	$(3)	$17
Total Restructuring and other charges	$3	$17	$—	$(3)	$17
Restructuring liabilities are presented in “Other current liabilities” on the Consolidated Balance Sheets.
Charges by Segment
The following table summarizes the total amount of costs incurred in connection with the restructuring programs and activities by segment:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2025	2024
Taste	$2	$1
Food Ingredients	3	1
Health & Biosciences	3	1
Scent	9	—
Total Restructuring and other charges	$17	$3

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
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2025	2024
Equity-based awards	$19	$18
Liability-based awards	—	1
Total stock-based compensation expense	19	19
Less: Tax benefit	(4)	(4)
Total stock-based compensation expense, after tax	$15	$15
As of March 31, 2025, there was approximately $66 million of total unrecognized compensation cost related to non-vested awards granted under the equity incentive plans.

NOTE 6. SEGMENT INFORMATION
Effective January 1, 2025, the Company implemented a reorganization of its internal structure, which impacted the way the CODM, the Chief Executive Officer, allocates resources and assesses financial performance. As a result, the Company has updated its reportable segments beginning with the first quarter of 2025.
Specifically, the former Nourish segment has been separated into two new reportable segments: Taste and Food Ingredients. The Taste segment (formerly the Flavors business within Nourish) includes flavor compounds and natural taste solutions used in food and beverage applications. The Food Ingredients segment (formerly the Ingredients business within Nourish) includes a broad portfolio of natural and plant-based specialty ingredients that provide texturizing and food protection capabilities, as well as soy and pea protein solutions, emulsifiers, and sweeteners.
In addition, immaterial business transfers occurred between Food Ingredients and Pharma Solutions, and between Health & Biosciences and Taste. Accordingly, the Company’s reportable segments as of Q1 2025 are: Taste, Food Ingredients, Health & Biosciences, Scent, and Pharma Solutions.
The Company also adjusted its corporate cost allocations to align with the new organizational structure and updated operating model, consistent with how management assesses performance effective January 1, 2025.
Segment information for the three months ended March 31, 2024 has been recast to reflect the updated segment structure and changes in corporate allocations among the Company’s reportable segments on a comparable basis.
The Company’s CODM does not use assets by segment to evaluate segment performance or allocate resources and thus, total assets by segment are not disclosed.

Reportable segment information was as follows:

	Three Months Ended March 31, 2025
	Taste	Food Ingredients	Health & Biosciences	Scent	Pharma Solutions	Total
Net sales	$627	$796	$540	$614	$266	$2,843
Cost of sales	(377)	(609)	(298)	(344)	(180)
Research & development expenses	(40)	(12)	(52)	(55)	(5)
Selling & administrative expenses	(94)	(92)	(81)	(86)	(32)
Depreciation expense add-back (a)	15	28	29	15	5
Adjusted Operating EBITDA	$131	$111	$138	$144	$54	$578

Reconciliation of Adjusted Operating EBITDA:
Total Adjusted Operating EBITDA	$578
Depreciation & Amortization	(236)
Interest Expense	(71)
Other Expense, net (b)	(20)
Restructuring and Other Charges (c)	(17)
Impairment of Goodwill (d)	(1,153)
Divestiture and Integration Costs (e)	(51)
Strategic Initiative Costs (f)	(8)
Regulatory Costs (g)	(11)
Other (h)	(5)
(Loss) Income Before Taxes	$(994)

	Three Months Ended March 31, 2024
	Taste	Food Ingredients	Health & Biosciences	Scent	Pharma Solutions	Total
Net sales	$619	$856	$529	$645	$250	$2,899
Cost of sales	(384)	(673)	(286)	(350)	(181)
Research & development expenses	(39)	(20)	(46)	(55)	(6)
Selling & administrative expenses	(96)	(90)	(88)	(88)	(28)
Depreciation expense add-back (a)	17	35	29	16	12
Adjusted Operating EBITDA	$117	$108	$138	$168	$47	$578

Reconciliation of Adjusted Operating EBITDA:
Total Adjusted Operating EBITDA	$578
Depreciation & Amortization	(278)
Interest Expense	(83)
Other Expense, net (b)	(1)
Restructuring and Other Charges (c)	(3)
Divestiture and Integration Costs (e)	(58)
Strategic Initiatives Costs (f)	(4)
Regulatory Costs (g)	(35)
Other (h)	(1)
Income Before Taxes	$115
_______________________

(a)	There is depreciation recorded within cost of sales, research & development expenses, and selling & administrative expenses, so there is an add-back of depreciation to calculate segment Adjusted Operating EBITDA. This reflects how the CODM reviews Segment results.

(b)	Please refer to Note 8 for additional information.
(c)	For 2025, represents costs related to severance as part of the IFF Productivity Program. For 2024, represents costs related to lease impairment and severance as part of the Company's restructuring efforts.
(d)	For 2025, represents the impairment of goodwill related to the Food Ingredients reporting unit.
(e)
For 2025 and 2024, primarily represents costs related to the Company’s planned divestitures. These costs primarily consisted of external consulting fees, professional and legal fees and salaries of individuals who are fully dedicated to such efforts.

For the three months ended March 31, 2025, there were approximately $51 million of divestiture costs. For the three months ended March 31, 2024, business divestiture and integration costs were approximately $56 million and $2 million, respectively.

(f)	For 2025 and 2024, primarily represents costs related to the Company’s strategic assessment and business portfolio optimization efforts and reorganizing the Global Shared Services Centers, primarily consulting fees, and strategic initiatives related to the Company’s business unit re-organization efforts.

(g)	For 2025 and 2024, represents costs primarily related to legal fees incurred and provisions recognized for the ongoing investigations of the fragrance business.
(h)	For 2025, represents the net impact of costs related to severance, including accelerated stock compensation expense, for certain executives who have separated from the Company. For 2024, represents costs related to the Company’s entity realignment project to optimize the structure of holding companies, primarily consulting fees.

Segment capital expenditures consisted as follows:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2025	2024
Taste	$27	$12
Food Ingredients	60	47
Health and Biosciences	40	16
Scent	24	15
Pharma Solutions	28	28
Consolidated	$179	$118
Net sales, which are attributed to individual regions based upon the destination of product delivery, were as follows:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2025	2024
Europe, Africa and Middle East	$952	$977
Greater Asia	670	682
North America	868	866
Latin America	353	374
Consolidated	$2,843	$2,899

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2025	2024
Net sales related to the U.S.	$801	$811
Net sales attributed to all foreign countries	2,042	2,088
No country other than the U.S. had net sales greater than 10% of total consolidated net sales for each of the three months ended March 31, 2025 and 2024.

NOTE 7. EMPLOYEE BENEFITS
Pension and other defined contribution retirement plan expenses included the following components:

(DOLLARS IN MILLIONS)	U.S. Plans(1)
	Three Months Ended March 31,
	2025	2024
Interest cost on projected benefit obligation(3)	$1	$6
Expected return on plan assets(3)	—	(6)
Net amortization and deferrals(3)	—	1
Net periodic benefit cost	$1	$1

(DOLLARS IN MILLIONS)	Non-U.S. Plans
	Three Months Ended March 31,
	2025	2024
Service cost for benefits earned(2)	$5	$6
Interest cost on projected benefit obligation(3)	9	9
Expected return on plan assets(3)	(11)	(13)
Net amortization and deferrals(3)	1	2
Net periodic benefit cost	$4	$4
_______________________
(1)The International Flavors & Fragrances Inc. Pension Plan (the “Plan”) was formally terminated on April 1, 2024, and settlements of the terminated Plan occurred during November 2024. The Company continues to administer several smaller non-qualified U.S. pension plans.
(2)Included as a component of Operating (loss) profit.

(3)Included as a component of Other expense, net.
The Company expects to contribute a total of $5 million to its U.S. pension plans and a total of $17 million to its non-U.S. pension plans during 2025. During the three months ended March 31, 2025, $4 million of contributions were made to the non-U.S. pension plans and $1 million of contributions were made with respect to the Company’s non-qualified U.S. pension plan.
(Income) expense recognized for post-retirement benefits other than pensions included the following components:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2025	2024
Interest cost on projected benefit obligation	$1	$1
Net amortization and deferrals	(1)	(1)
Total postretirement benefit (income) expense	$—	$—
The Company expects to make $4 million of payments related to its postretirement benefits other than pension plans during 2025. In the three months ended March 31, 2025, $1 million of benefit payments were made.

NOTE 8. OTHER EXPENSE, NET
Other expense, net consisted of the following:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2025	2024
Foreign exchange losses	$(24)	$(8)
Interest income	4	3
Pension-related benefit	1	1
Other	(1)	3
Other expense, net	$(20)	$(1)

NOTE 9. INCOME TAXES
The effective tax rate for the three months ended March 31, 2025 was (2.3)%, which was primarily due to a goodwill impairment charge that is mostly non-taxable, as well as changes in the mix of earnings.
As of March 31, 2025, the Company had approximately $154 million of unrecognized tax benefits recorded in Other liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
As of March 31, 2025, the Company had accrued interest and penalties of approximately $57 million classified in Other liabilities.
As of March 31, 2025, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was approximately $211 million associated with tax positions asserted in various jurisdictions.
The Company regularly repatriates earnings from non-U.S. subsidiaries. As the Company repatriates these funds to the U.S., there will be required income taxes payable in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of March 31, 2025, the Company had a deferred tax liability of approximately $159 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where the Company intends to indefinitely reinvest the earnings to fund local operations and/or capital projects.

NOTE 10. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of the following amounts:

(DOLLARS IN MILLIONS)	March 31, 2025	December 31, 2024
Asset Type
Land	$133	$136
Buildings and improvements	1,735	1,688
Machinery and equipment	3,555	3,447
Information technology	524	507
Construction in process	384	389
Total Property, plant and equipment	6,331	6,167
Accumulated depreciation	(2,560)	(2,428)
Total Property, plant and equipment, net	$3,771	$3,739
Depreciation expense was $93 million and $110 million for the three months ended March 31, 2025 and 2024, respectively.
Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time straight-line amortization of the capitalized interest begins over the estimated useful lives of the related assets. Capitalized interest was approximately $3 million and $4 million for each of the three months ended March 31, 2025 and 2024, respectively.

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill attributable to each reportable segment for the three months ended March 31, 2025 were as follows:

(DOLLARS IN MILLIONS)	Nourish		Taste	Food Ingredients	Health & Biosciences	Scent	Pharma Solutions	Total
Balance at January 1, 2025	$3,320		$—	$—	$4,295	$1,465	$—	$9,080
Reallocation of goodwill in segment reorganization	(3,317)		2,178	1,153	(14)	—	—	—
Transferred to assets held for sale	—		(6)	—	—	—	—	(6)
Impairment	—		—	(1,153)	—	—	—	(1,153)
Foreign exchange	—		39	—	60	14	—	113
Other	(3)	—	—	—	—	(1)	—	(4)
Balance at March 31, 2025	$—		$2,211	$—	$4,341	$1,478	$—	$8,030

Goodwill Impairment Test
Effective January 1, 2025, the Company reorganized its Nourish segment into two new reportable segments: Taste and Food Ingredients, to align with changes in the Company’s internal management reporting structure. As a result of this change, goodwill previously allocated to the Nourish reporting unit was reallocated between the new Taste and Food Ingredients reporting units. In accordance with ASC 350, the Company performed a quantitative goodwill impairment test on the former Nourish reporting unit immediately prior to the change, and separately tested goodwill for the new Taste and Food Ingredients reporting units following the reorganization. Based on the results of the impairment testing, the Company determined that the carrying amount of the Food Ingredients reporting unit exceeded its estimated fair value, and accordingly recognized a goodwill impairment charge of $1.153 billion. This charge is reflected in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the three months ended March 31, 2025.
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
While management believes that the estimates and assumptions used in the impairment test were reasonable, changes in key assumptions, including lower revenue growth, operating margin, terminal growth rates or increase in discount rates could result in a future impairment of the Taste reporting unit. Such charge could have a material effect on the Consolidated Statements of Operations and Balance Sheets. As of March 31, 2025, there is no remaining goodwill attributable to the Food Ingredients reporting unit.
Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	March 31,	December 31,
(DOLLARS IN MILLIONS)	2025	2024
Asset Type
Customer relationships	$7,104	$7,004
Technological know-how	1,967	1,937
Trade names & patents	275	268
Other	24	25
Total carrying value	9,370	9,234
Accumulated Amortization
Customer relationships	(1,891)	(1,765)
Technological know-how	(937)	(875)
Trade names & patents	(138)	(128)
Other	(21)	(21)
Total accumulated amortization	(2,987)	(2,789)
Other intangible assets, net	$6,383	$6,445
Amortization
Amortization expense was $143 million and $168 million for the three months ended March 31, 2025 and 2024, respectively.
Amortization expense for the next five years, based on valuations and determinations of useful lives, is expected to be as follows:

(DOLLARS IN MILLIONS)	Remainder of 2025	2026	2027	2028	2029
Estimated future intangible amortization expense	$426	$572	$487	$474	$439

NOTE 12.    OTHER CURRENT ASSETS AND LIABILITIES, AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	March 31, 2025	December 31, 2024
Value-added tax receivable	$152	$152
Prepaid income taxes	217	193
Packaging materials and supplies	126	123
Prepaid expenses	213	203
Other	67	66
Total	$775	$737

Other assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	March 31, 2025	December 31, 2024
Deferred income taxes	$259	$240
Overfunded pension plans	153	144
Cash surrender value of life insurance contracts	52	52
Finance lease right-of-use assets	29	27
Equity method investments	11	10
Long-term receivables(1)	171	171
Other(2)	194	193
Total	$869	$837
_______________________
(1)Primarily relates to receivables from certain government authorities, which the Company has corresponding payables to DuPont in relation to the N&B Transaction in 2021.
(2)Includes deposits and land usage rights in China.

Other current liabilities consisted of the following amounts:

(DOLLARS IN MILLIONS)	March 31, 2025	December 31, 2024
Rebates and incentives payable	$94	$111
Value-added tax payable	42	58
Interest payable	79	42
Current pension and other postretirement benefit obligation	13	12
Accrued restructuring	17	3
Current operating lease obligation	86	82
Accrued income taxes	141	131
Accrued expenses payable	226	203
Other	134	141
Total	$832	$783

NOTE 13.    DEBT
Debt consisted of the following:

(DOLLARS IN MILLIONS)	Effective Interest Rate	March 31, 2025	December 31, 2024
2025 Notes(1)	1.22%	$1,000	$1,000
2026 Euro Notes(1)	1.93%	864	827
2027 Notes(1)	1.56%	1,208	1,209
2028 Notes(1)	4.57%	399	398
2030 Notes(1)	2.21%	1,507	1,507
2040 Notes(1)	3.04%	771	771
2047 Notes(1)	4.44%	495	495
2048 Notes(1)	5.12%	787	787
2050 Notes(1)	3.21%	1,567	1,568
2026 Term Loan Facility(1)	4.98%	397	413
Revolving Credit Facility(2)		—	—
Commercial paper(3)		292	—
Bank overdrafts and other		3	2
Total debt		9,290	8,977
Less: Short-term borrowings		(1,689)	(1,413)
Total Long-term debt		$7,601	$7,564
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
Commercial Paper
For the three months ended March 31, 2025, the Company had gross issuances of $2.125 billion and repayments of $1.833 billion under the commercial paper program. For the three months ended March 31, 2024, the Company had gross issuances of $2.099 billion and repayments of $1.263 billion under the commercial paper program. The commercial paper issued during both the three months ended March 31, 2025 and 2024 had original maturities of less than 90 days.
The commercial paper program is backed by the borrowing capacity available under the Revolving Credit Facility. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense.
Revolving Credit Facility
For the three months ended March 31, 2025, the Company had no drawdowns or repayments under the Revolving Credit Facility. For the three months ended March 31, 2024, the Company had drawdowns of $250 million under the Revolving Credit Facility. As of March 31, 2025, the available capacity was reduced by approximately $292 million related to issuances of commercial paper. As of March 31, 2025, the Company had $711 million of available capacity under the Revolving Credit Facility.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of March 31, 2025, the Company had a total capacity of approximately $1.8 billion of lines of credit with various financial institutions.
Repayments of Debt
For the three months ended March 31, 2025, the Company made a quarterly debt repayment totaling $16 million related to the 2026 Term Loan Facility.

During the three months ended March 31, 2024, the Company made a $270 million and €500 million (approximately $547 million) debt repayment at maturity related to the 2024 Term Loan Facility and 2024 Euro Notes, respectively, which were primarily funded from commercial paper issuances, which were subsequently repaid using proceeds received from the divestiture of the Cosmetic Ingredients business. The Company also made a quarterly debt repayment of approximately $16 million related to the 2026 Term Loan Facility in accordance with the terms of the debt agreement.
Subsequent Events
On May 1, 2025, the Company received gross cash proceeds from the sale of the Pharma Solutions disposal group of $2.6 billion, which were partially used to repay the remaining borrowings of $397 million under the 2026 Term Loan Facility.
On May 2, 2025, the Company announced the commencement of tender offers to purchase for cash certain of its outstanding series of Senior Notes for an aggregate purchase price, excluding accrued and unpaid interest, of up to $1.8 billion.

NOTE 14.   LEASES
The Company has leases for corporate offices, manufacturing facilities, research and development facilities and certain transportation and office equipment. The Company’s leases have remaining lease terms of up to 50 years, some of which include options to extend the leases for up to 15 years.
The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
(DOLLARS IN MILLIONS)	March 31, 2025	March 31, 2024
Operating leases
Operating lease cost	$26	$32
Variable lease cost	22	16
Total operating lease cost	$48	$48
Finance leases
Finance lease cost	$3	$3
Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Three Months Ended
(DOLLARS IN MILLIONS)	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$32	$28
Financing cash flows for finance leases	3	2
Right-of-use assets obtained in exchange for lease obligations
Operating leases	22	39
Finance leases	3	3
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
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company also considers counterparty credit risk in its assessment of fair value. The Company determines the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the Secured Overnight Financing Rate (“Term SOFR”) swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. The Company does not have any instruments classified as Level 3, other than those included in pension asset trusts as discussed in Note 8 of the Company’s 2024 Form 10-K.
The carrying values and the estimated fair values of financial instruments at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025		December 31, 2024
(DOLLARS IN MILLIONS)	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 1
Cash and cash equivalents(1)	$613	$613	$469	$469
LEVEL 2
Credit facilities and bank overdrafts(2)	3	3	2	2
Derivatives
Derivative assets(3)	8	8	9	9
Derivative liabilities(3)	131	131	129	129
Commercial paper(2)	292	292	—	—
Long-term debt:
2025 Notes(4)	1,000	982	1,000	972
2026 Euro Notes(4)	864	854	827	813
2027 Notes(4)	1,208	1,118	1,209	1,102
2028 Notes(4)	399	396	398	391
2030 Notes(4)	1,507	1,300	1,507	1,274
2040 Notes(4)	771	556	771	536
2047 Notes(4)	495	395	495	392
2048 Notes(4)	787	682	787	686
2050 Notes(4)	1,567	987	1,568	985
2026 Term Loan Facility(5)	397	397	413	413
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
The Company also utilizes swaps that are designated as hedging instruments to reduce exposure to commodity price fluctuations on purchases of natural gas used in our manufacturing process.
Hedges Related to Issuances of Debt
As of March 31, 2025, the Company designated approximately $864 million of Euro Notes as a hedge of a portion of its net European investments. Accordingly, the change in the value of the debt that is attributable to foreign exchange movements is recorded in Other comprehensive income (“OCI”) as a component of foreign currency translation adjustments in the accompanying Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.
Cross Currency Swaps
The Company has twelve EUR/USD cross currency swaps with a notional value of approximately $1.4 billion that mature through November 2030. The swaps all qualified as net investment hedges in order to mitigate a portion of the Company’s net European investments from foreign currency risk. As of March 31, 2025, the twelve swaps were in a liability position with an aggregate fair value of approximately $122 million, which were classified as Other liabilities on the Consolidated Balance Sheets. Changes in fair value related to cross currency swaps are recorded in OCI.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of March 31, 2025 and December 31, 2024:

(DOLLARS IN MILLIONS)	March 31, 2025	December 31, 2024
Foreign currency contracts(1)	$(1,684)	$(1,512)
Commodity contracts(1)	22	7
Cross currency swaps	1,400	1,400
_______________________
(1)Foreign currency contracts and commodity contracts are presented net of contracts bought and sold.
The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected on the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency forward contracts	$—	$8	$8
Total derivative assets	$—	$8	$8
Derivative liabilities(2)
Foreign currency contracts	$—	$9	$9
Cross currency swaps	122	—	122
Total derivative liabilities	$122	$9	$131

	December 31, 2024
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency contracts	$—	$8	$8
Commodity contracts	1	—	1
Total derivative assets	$1	$8	$9
Derivative liabilities(2)
Foreign currency contracts	$—	$39	$39
Cross currency swaps	90	—	90
Total derivative liabilities	$90	$39	$129
 _______________________
(1)Derivative assets are recorded to Prepaid expenses and other current assets on the Consolidated Balance Sheets.
(2)Derivative liabilities are recorded to Other current liabilities and Other liabilities on the Consolidated Balance Sheets.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the three months ended March 31, 2025 and 2024:

	Amount of Gain (Loss) Recognized in Income on Derivative Settlements		Amount of Gain (Loss) Recognized in Income on Changes in Fair Value		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Foreign currency contracts(1)	$22	$(2)	$30	$(68)	Other expense, net
_______________________
(1)The foreign currency contract net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.
The following table shows the effect of the Company’s derivative and non-derivative instruments designated as cash flow and net investment hedging instruments, net of tax, on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the three months ended March 31, 2025 and 2024:

	Amount of Gain (Loss) Recognized in OCI on Derivative and Non-Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (“AOCI”) into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2025	2024		2025	2024
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$—	$(7)	N/A	$—	$—
Commodity contracts	(1)	—	Cost of sales	—	—
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	(24)	23	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	—	3	N/A	—	—
2026 Euro Notes	(28)	15	N/A	—	—
Total	$(53)	$34		$—	$—

The ineffective portion of the above noted net investment hedges was approximately $4 million for each of the three months ended March 31, 2025 and 2024, and was recorded as a reduction to Interest expense on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.
At March 31, 2025, based on current market rates, the Company does not expect any material derivative losses (net of tax), included in AOCI, to be reclassified into earnings within the next 12 months.

NOTE 16.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present changes in the accumulated balances for each component of other comprehensive (loss) income, including current period other comprehensive (loss) income and reclassifications out of accumulated other comprehensive loss:

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of January 1, 2025	$(2,426)	$(2)	$(99)	$(2,527)
OCI before reclassifications	404	(1)	—	403
Amounts reclassified from AOCI	—	—	1	1
Net current period other comprehensive (loss) income	404	(1)	1	404
Accumulated other comprehensive (loss) income, net of tax, as of March 31, 2025	$(2,022)	$(3)	$(98)	$(2,123)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of January 1, 2024	$(1,652)	$1	$(245)	$(1,896)
OCI before reclassifications	(293)	(7)	3	(297)
Amounts reclassified from AOCI	—	—	2	2
Net current period other comprehensive (loss) income	(293)	(7)	5	(295)
Accumulated other comprehensive (loss) income, net of tax, as of March 31, 2024	$(1,945)	$(6)	$(240)	$(2,191)
The following table provides details about reclassifications out of Accumulated other comprehensive loss to the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income:

	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income
(DOLLARS IN MILLIONS)	2025	2024
Losses on pension and postretirement liability adjustments
Prior service cost	$—	$1	(1)
Actuarial losses	(1)	(3)	(1)
Total	$(1)	$(2)	Total, net of income taxes
 _______________________
(1)The amortization of prior service cost and actuarial loss is included in the computation of net periodic benefit cost. Refer to Note 7 for additional information regarding net periodic benefit cost.

NOTE 17.    COMMITMENTS AND CONTINGENCIES
Guarantees and Letters of Credit
The Company has various bank guarantees, letters of credit and surety bonds which are used to support its ongoing business operations, satisfy governmental requirements associated with pending litigation in various jurisdictions and the payment of customs duties.

As of March 31, 2025, the Company had a total of approximately $234 million of available bank guarantees, commercial guarantees, standby letters of credit and surety bonds with various financial institutions. Included in the above aggregate amount was a total of approximately $10 million for other assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011. There was a total of approximately $57 million outstanding under the bank guarantees, standby letters of credit and commercial guarantees as of March 31, 2025.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $7 million as of March 31, 2025.
Litigation
The Company assesses contingencies related to litigation and/or other matters to determine the degree of probability and range of possible loss if reasonably estimable. A loss contingency is accrued in the Company’s Consolidated Financial Statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly sensitive and requires judgments about future events and any assessments or the related decisions on accruals could be inaccurate. On at least a quarterly basis, the Company reviews contingencies related to litigation to determine the adequacy of accruals. The amount of ultimate loss may differ from these estimates and the amounts accrued, and further events may require the Company to increase or decrease the amounts it has accrued on any matter.
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

Since March 2023, various putative class action lawsuits have been filed against IFF, Firmenich International SA, Givaudan SA, and Symrise AG and/or certain affiliates thereof in the Quebec Superior Court, the Federal Court of Canada, Ontario Superior Court, the Supreme Court of British Columbia and, in several cases, the United States District Court for the District of New Jersey. These actions allege violations of the Canadian Competition Act and the Sherman Act, as applicable, and other related claims, and seek damages and other relief. In December 2023, the Federal Court of Canada proceeding was discontinued in its entirety. IFF may face additional civil suits, in the United States or elsewhere, relating to such alleged conduct. At this time, IFF is unable to predict the potential outcome of these lawsuits or any potential effect they may have on the Company’s results of operations, liquidity or financial condition. The resolution of any of these items could have a material adverse effect on IFF’s results of operations, financial condition, and overall business.
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
On March 7, 2023, the European Commission (“EC”) and the United Kingdom Competition and Markets Authority (“CMA”) carried out unannounced inspections of certain of IFF’s facilities. On the same day, IFF was served with a grand jury subpoena by the Antitrust Division of the U.S. Department of Justice (“DOJ”). IFF understands the EC, CMA, DOJ and the Swiss Competition Commission are investigating potential anticompetitive conduct as it relates to IFF’s fragrance businesses. The Mexican Competition Commission has also announced that it is investigating potential anticompetitive conduct in the fragrance and fragrance ingredients industries. The Company has applied for leniency in a number of jurisdictions. Leniency, if obtained in a jurisdiction, would generally carry significant benefits by, for example, reducing or eliminating monetary liability in that jurisdiction. IFF has been and intends to continue actively cooperating with these investigations, as well as any other present or future inquiries from governmental authorities. During the first three months of 2024, IFF recognized a provision of €15.9 million (approximately $17.5 million) in connection with a settlement with the EC, which was paid during the third quarter of 2024. This settlement pertains to a charge related to the deletion of messages relevant to the investigation by a former Scent employee. This settlement does not conclude the ongoing antitrust investigation. IFF is currently unable, however, to predict or determine the scope, duration or outcome of the investigations, or whether the outcome of the investigations will materially impact the Company’s results of operations, liquidity or financial condition. However, an adverse judgment or other outcome or settlement with respect to any proceedings discussed above could result in significant fines or payments by IFF. The resolution of any of these items could have a material adverse effect on IFF's results of operations, financial condition, and overall business.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(UNLESS INDICATED OTHERWISE, DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
The following management’s discussion and analysis should be read in conjunction with the management’s discussion and analysis of financial condition and results of operations, liquidity and capital resources included in our 2024 Annual Report on Form 10-K, filed on February 28, 2025 with the SEC (“2024 Form 10-K”).

OVERVIEW
Company Background
We are a leading creator and manufacturer of food, beverage, health & biosciences, scent (and, until the sale of the Pharma Solutions disposal group, pharma solutions) and complementary adjacent products, including natural health ingredients, which are used in a wide variety of consumer products. Our products are sold principally to manufacturers of dairy, meat, beverages, snacks, savory, sweet, baked goods, grain processors and other foods, personal care products, soaps and detergents, cleaning products, perfumes, dietary supplements, food protection, infant, elderly and animal nutrition, functional food, pharmaceutical and oral care products. As a result, we hold global leadership positions in the Food & Beverage, Home & Personal Care and Health & Wellness markets, and across key Tastes, Textures, Scents, Nutrition, Enzymes, Cultures, Soy Proteins, Pharmaceutical Excipients and Probiotics categories.
Effective January 1, 2025, the Company implemented a reorganization of its internal structure, which impacted the way the CODM, the Chief Executive Officer, allocates resources and assesses financial performance. As a result, the Company has updated its reportable segments beginning with the first quarter of 2025. Specifically, the former Nourish segment has been separated into two new reportable segments: Taste and Food Ingredients. The Taste segment (formerly the Flavors business within Nourish) includes flavor compounds and natural taste solutions used in food and beverage applications. The Food Ingredients segment (formerly the Ingredients business within Nourish) includes a broad portfolio of natural and plant-based specialty ingredients that provide texturizing and food protection capabilities, as well as soy and pea protein solutions, emulsifiers, and sweeteners. In addition, immaterial business transfers occurred between Food Ingredients and Pharma Solutions, and between Health & Biosciences and Taste. Thus, starting in the first quarter of 2025, we are organized into five reportable operating segments: Taste, Food Ingredients, Health & Biosciences, Scent and, until the completion of the divestitures of both the Pharma Solutions and Nitrocellulose disposal groups, Pharma Solutions.
Our Taste segment consists of a range of flavor compounds and natural taste solutions that are ultimately used by our customers in savory products (soups, sauces, meat, fish, poultry, snacks, etc.), beverages (juice drinks, carbonated or flavored beverages, spirits, etc.), sweets (bakery products, candy, cereal, chewing gum, etc.), and dairy products (yogurt, ice cream, cheese, etc.). Flavors also include value-added spices and seasoning ingredients for meat, food service, convenience, alternative protein and culinary products.
Our Food Ingredients segment consists of a diversified portfolio across natural and plant-based specialty food ingredients derived from herbs and plants that provide texturizing solutions used in the food industry, food protection solutions used in food and beverage products, as well as specialty soy and pea protein with value-added formulations, emulsifiers and sweeteners. Natural food protection ingredients consist of natural antioxidants and anti-microbials used for natural food preservation and shelf-life extension for beverages, cosmetic and healthcare products, pet food and feed additives. Ingredients also includes savory solutions (such as spices, marinades, mixtures) and inclusion products (such as products combining flavorings with fruit, vegetables and other natural ingredients).
Our Health & Biosciences segment consists of the development and production of an advanced biotechnology-derived portfolio of enzymes, food cultures, probiotics and specialty ingredients for food and non-food applications. Among many other applications, this biotechnology-driven portfolio includes cultures for use in fermented foods such as yogurt, cheese and fermented beverages, probiotic strains, many with documented clinical health claims for use as dietary supplements and through industrial fermentation the production of enzymes and microorganisms that provide product and process performance benefits to household detergents, animal feed, ethanol production and brewing. Health & Biosciences is comprised of Health, Food Biosciences, Home & Personal Care, Animal Nutrition and Grain Processing.
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

Our Pharma Solutions segment produces, among other things, a vast portfolio of cellulosics and seaweed-based pharmaceutical excipients, used to improve the functionality and delivery of active pharmaceutical ingredients, including controlled or modified drug release formulations, and enabling the development of more effective pharmaceutical finished dosage formulations. Our excipients are used in prescription and over-the-counter pharmaceuticals and dietary supplements. Our Pharma Solutions products also serve a variety of other specialty and industrial end-uses including coatings, inks, electronics, agriculture and consumer products. During March 2024, we announced the sale process and entered into an agreement to sell the Pharma Solutions business disposal group, that is primarily made up of most businesses within the Company’s existing Pharma Solutions reportable segment. The transaction closed on May 1, 2025. During October 2024, we entered into an agreement to sell the Nitrocellulose disposal group, which is within our existing Pharma Solutions reportable operating segment. The transaction is expected to close during the second quarter of 2025. See Note 3 for additional information.
Financial Performance Overview
Sales
Sales in the first quarter of 2025 decreased $56 million, or 2% on a reported basis, to $2.843 billion compared to $2.899 billion in the 2024 period. On a currency neutral basis, sales in the first quarter of 2025 increased 2% compared to the 2024 period as exchange rate variations had an unfavorable impact on net sales of 4%. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies. On a comparable basis, currency neutral sales increased 3% driven by volume increases across various business lines. Comparable portfolio results exclude the impact of divestitures of the Flavors & Essences UK business (“F&E UK”) and Cosmetic Ingredients business (“change in business portfolio mix due to divestitures”), which was approximately $31 million.
Gross Profit
Gross profit in the first quarter of 2025 increased $11 million, or 1% on a reported basis, to $1.035 billion (36.4% of sales) compared to $1,024 million (35.3% of sales) in the 2024 period. The increase in gross profit was primarily driven by volume increases and productivity gains, offset in part by the effect of exchange rate variations and the net impact of the change in business portfolio mix due to divestitures of $21 million.

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2025	2024		Change
Net sales	$2,843	$2,899		(2)%
Cost of sales	1,808	1,875		(4)%
Gross profit	1,035	1,024		1%
Research and development (R&D) expenses	164	166		(1)%
Selling and administrative (S&A) expenses	461	490		(6)%
Amortization of acquisition-related intangibles	143	168		(15)%
Impairment of goodwill	1,153	—		NMF
Restructuring and other charges	17	3		NMF
Gains on sales of assets	—	(2)		(100)%
Operating (loss) profit	(903)	199		NMF
Interest expense	71	83		(14)%
Other expense, net	20	1		NMF
(Loss) income before taxes	(994)	115		NMF
Provision for income taxes	23	54		(57)%
Net (loss) income	(1,017)	61		NMF
Net income attributable to non-controlling interests	1	1		—%
Net (loss) income attributable to IFF shareholders	$(1,018)	$60		NMF
Net (loss) income per share - diluted	$(3.98)	$0.23		NMF
Gross margin	36.4%	35.3%	110	bps
R&D as a percentage of sales	5.8%	5.7%	10	bps
S&A as a percentage of sales	16.2%	16.9%	(70)	bps
Operating margin	(31.8)%	6.9%		NMF
Effective tax rate	(2.3)%	47.0%		NMF
Segment net sales
Taste	$627	$619		1%
Food Ingredients	796	856		(7)%
Health & Biosciences	540	529		2%
Scent	614	645		(5)%
Pharma Solutions	266	250		6%
Consolidated	$2,843	$2,899
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

FIRST QUARTER 2025 IN COMPARISON TO FIRST QUARTER 2024

Sales performance by segment was as follows:

	% Change in Sales - First Quarter 2025 vs. First Quarter 2024
	Reported	Currency Neutral(1)	Comparable Currency Neutral(1)(2)
Taste	1%	6%	7%
Food Ingredients	-7%	-4%	-4%
Health & Biosciences	2%	5%	5%
Scent	-5%	—%	4%
Pharma Solutions	6%	8%	8%
Total	-2%	2%	3%
_______________________
(1)Currency neutral sales are calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
(2)Comparable portfolio results for 2024 exclude the impact of divestitures.

Comparable reported performance by segment was as follows:

	Three Months Ended March 31,
	2025	2024
Net Sales
Taste	$627	$615
Food Ingredients	796	856
Health & Biosciences	540	529
Scent	614	618
Pharma Solutions	266	250
Impact of Business Divestitures(1)	—	31
Total	$2,843	$2,899
_______________________
(1)Impact of business divestitures include the results of the Flavors & Essences UK business that was divested on September 1, 2024, and the Cosmetic Ingredients business that was divested on April 2, 2024, to present fully comparable scenarios.

Taste
Taste sales in 2025 increased $8 million, or 1% on a reported basis, to $627 million compared to $619 million in the prior year period. On a currency neutral basis, Taste sales increased 6% in 2025 compared to the prior year period as exchange rate variations had an unfavorable impact. On a comparable basis, currency neutral sales increased 7% driven by volume and price increases. Comparable portfolio results exclude the impact of the divestiture of the F&E UK business with an impact of approximately $4 million.
Food Ingredients
Food Ingredients sales in 2025 decreased $60 million, or 7% on a reported basis, to $796 million compared to $856 million in the prior year period. On a currency neutral basis, Food Ingredients sales decreased 4% in 2025 compared to the prior year period as exchange rate variations had an unfavorable impact. Performance in the Food Ingredients operating segment was primarily driven by volume decreases within the Protein Solutions business unit.
Health & Biosciences
Health & Biosciences sales in 2025 increased $11 million, or 2% on a reported basis, to $540 million compared to $529 million in the prior year period. On a currency neutral basis, Health & Biosciences sales increased 5% in 2025 compared to the prior year period as exchange rate variations had an unfavorable impact. Performance in the Health & Biosciences operating segment was driven by volume increases across various business units.
Scent

Scent sales in 2025 decreased $31 million, or 5% on a reported basis, to $614 million compared to $645 million in the prior year period. On a currency neutral basis, Scent sales remained flat in 2025 compared to the prior year period as exchange rate variations had an unfavorable impact. On a comparable basis, currency neutral sales increased 4% driven by volume increases in the Fragrance Compounds business unit. Comparable portfolio results exclude the impact of the divestiture of the Cosmetic Ingredients business with an impact of approximately $27 million.
Pharma Solutions
Pharma Solutions sales in 2025 increased $16 million, or 6% on a reported basis, to $266 million compared to $250 million in the prior year period. On a currency neutral basis, Pharma Solutions sales increased 8% in 2025 compared to the prior year period as exchange rate variations had an unfavorable impact. Performance in the Pharma Solutions operating segment was driven by sales mix associated with distribution model changes and volume growth.
Cost of Sales
Cost of sales decreased $67 million to $1.808 billion (63.6% of sales) in the first quarter of 2025 compared to $1.875 billion (64.7% of sales) in the first quarter of 2024. The decrease in cost of goods sold was primarily driven by lower raw material costs and manufacturing expenses, lower unfavorable manufacturing absorption compared to the prior year period and the change in business portfolio mix due to divestitures, with an impact of approximately $10 million, offset in part by volume increases in sales.
Research and Development (R&D) Expenses
R&D expenses decreased $2 million to $164 million (5.8% of sales) in the first quarter of 2025 compared to $166 million (5.7% of sales) in the first quarter of 2024. The decrease in R&D expenses was primarily driven by lower operating expenses for R&D related activities.
Selling and Administrative (S&A) Expenses
S&A expenses decreased $29 million to $461 million (16.2% of sales) in the first quarter of 2025 compared to $490 million (16.9% of sales) in the first quarter of 2024. The decrease in S&A expenses was primarily driven by lower professional fees, legal fees and provisions incurred for the ongoing investigations of the fragrance businesses, and the change in business portfolio mix due to divestitures.
Restructuring and Other Charges
Restructuring and other charges increased to $17 million in the first quarter of 2025 compared to $3 million in the first quarter of 2024. The increase in 2025 was driven by higher severance costs incurred as part of the IFF Productivity Program. See Note 4 for additional information.
Amortization of Acquisition-Related Intangibles
Amortization expenses decreased to $143 million in the first quarter of 2025 compared to $168 million in the first quarter of 2024. The decrease in amortization expense was primarily driven by the intangible assets of the Pharma Solutions disposal group being classified as “held for sale,” and therefore no longer recognizing amortization expense on those intangible assets. See Note 3 and Note 11 for additional information.
Impairment of Goodwill
The impairment of goodwill was $1.153 billion in the first quarter of 2025, which was related to the Food Ingredients reporting unit. See Note 11 for additional information.
Interest Expense
Interest expense decreased to $71 million in the first quarter of 2025 compared to $83 million in the first quarter of 2024. The decrease in interest expense was primarily due to debt repayments at maturity made during the three months ended March 31, 2024, related to the 2024 Term Loan Facility and 2024 Euro Notes. See Note 13 for additional information.
Other Expense, Net
Other expense, net, was $20 million in the first quarter of 2025 compared to $1 million in the first quarter of 2024. The increase of $19 million was primarily due to higher foreign exchange losses. See Note 8 for additional information.
Income Taxes
The effective tax rate for the three months ended March 31, 2025 was (2.3)% compared to 47.0% for the three months ended March 31, 2024. The quarter-over-quarter decrease was primarily due to a goodwill impairment charge related to the Food Ingredients reporting unit that is mostly non-tax deductible, as well as changes in the mix of earnings.

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
Adjusted Operating EBITDA performance by segment was as follows:

	% Change in Adjusted Operating EBITDA - First Quarter 2025 vs. First Quarter 2024
	Adjusted(1)	Comparable Adjusted(1)(2)
Taste	12%	14%
Food Ingredients	3%	3%
Health & Biosciences	—%	—%
Scent	-14%	-6%
Pharma Solutions	15%	15%
Total	—%	3%
_______________________
(1)Refer to Note 6 for a reconciliation of Adjusted Operating EBITDA to (Loss) Income Before Taxes.
(2)Comparable portfolio results for 2024 exclude the impact of divestitures.

Comparable Adjusted Operating EBITDA by segment was as follows:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2025	2024
Segment Adjusted Operating EBITDA:
Taste	$131	$115
Food Ingredients	111	108
Health & Biosciences	138	138
Scent	144	154
Pharma Solutions	54	47
Impact of Business Divestitures	—	16
Total	578	578
Depreciation & Amortization	(236)	(278)
Interest Expense	(71)	(83)
Other Expense, net	(20)	(1)
Restructuring and Other Charges	(17)	(3)
Impairment of Goodwill	(1,153)	—
Divestiture and Integration Related Costs	(51)	(58)
Strategic Initiatives Costs	(8)	(4)
Regulatory Costs	(11)	(35)
Other	(5)	(1)
(Loss) Income Before Taxes	$(994)	$115
Segment Adjusted Operating EBITDA margin:
Taste	20.9%	18.7%
Food Ingredients	13.9%	12.6%
Health & Biosciences	25.6%	26.1%
Scent	23.5%	24.9%
Pharma Solutions	20.3%	18.8%
Consolidated	20.3%	19.9%
Taste Segment Adjusted Operating EBITDA
Taste Segment Adjusted Operating EBITDA increased $14 million, or 12% on a reported basis, to $131 million in the first quarter of 2025 (20.9% of segment sales) from $117 million (18.9% of segment sales) in the comparable 2024 period. On a comparable basis, Taste Segment Adjusted Operating EBITDA increased 14% in 2025 compared to the prior year period led by primarily volume increases and productivity gains. Comparable portfolio results exclude the impact of the divestiture of the F&E UK business with an impact of approximately $2 million.
Food Ingredients Segment Adjusted Operating EBITDA
Food Ingredients Segment Adjusted Operating EBITDA increased $3 million, or 3% on a reported basis, to $111 million in the first quarter of 2025 (13.9% of segment sales) from $108 million (12.6% of segment sales) in the comparable 2024 period. The performance was primarily driven by productivity gains, offset in part by volume declines in the Protein Solutions business unit.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA remained flat on a reported basis at $138 million in the first quarter of 2025 (25.6% of segment sales) and in the comparable 2024 period (26.1% of segment sales). The performance was primarily driven by volume growth and productivity gains, offset by unfavorable exchange rate variations.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA decreased $24 million, or 14% on reported basis, to $144 million in the first quarter of 2025 (23.5% of segment sales) from $168 million (26.0% of segment sales) in the comparable 2024 period. On a comparable basis, Scent Segment Adjusted Operating EBITDA decreased 6% in 2025 compared to the prior year period as unfavorable exchange rate variations more than offset volume increases in the Fragrance Compounds business unit and productivity gains. Comparable portfolio results exclude the impact of the divestiture of the Cosmetic Ingredients business with an impact of approximately $14 million.
Pharma Solutions Segment Adjusted Operating EBITDA
Pharma Solutions Segment Adjusted Operating EBITDA increased $7 million, or 15% on a reported basis, to $54 million in the first quarter of 2025 (20.3% of segment sales) from $47 million (18.8% of segment sales) in the comparable 2024 period. The performance was primarily driven by distribution model changes and productivity gains.

Liquidity
Cash and Cash Equivalents
We had cash and cash equivalents of $650 million, inclusive of $37 million currently in Assets held for sale on the Consolidated Balance Sheets at March 31, 2025 compared to $471 million, inclusive of $2 million in Assets held for sale on the Consolidated Balance Sheets at December 31, 2024 and, of this balance, a majority was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate cash from our non-U.S. subsidiaries to fund financial obligations in the U.S. As we repatriate these funds to the U.S., there will be required income taxes payable in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of March 31, 2025, we had a deferred tax liability of approximately $159 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
Cash Flows Provided By Operating Activities
Cash flows provided by operating activities for the three months ended March 31, 2025 was $127 million, or 4.5% of sales, compared to $99 million, or 3.4% of sales, for the three months ended March 31, 2024. The increase in cash flows from operating activities during 2025 was primarily driven by the decrease in working capital, largely related to accounts receivable and accounts payable, offset in part by accruals for incentive compensation and inventories, excluding the impact of non-cash adjustments.
Cash Flows Used In Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2025 was $157 million compared to $78 million in the prior year period. The increase in cash flows used in investing activities was primarily driven by higher spending on property, plant and equipment.
We have evaluated and re-prioritized our capital projects and expect that capital spending in 2025 will be approximately 6.5% of sales (net of potential grants and other reimbursements from government authorities), up from 4.0% in 2024.
Cash Flows Provided By Financing Activities
Cash flows provided by financing activities for the three months ended March 31, 2025 was $169 million compared to $40 million in the prior year period. The increase in cash flows provided by financing activities was primarily driven by a reduction in principal payments of debt and a reduction in cash dividends paid to shareholders, offset in part by lower net borrowings of commercial paper.
We paid dividends totaling $102 million in the 2025 period. We declared a cash dividend per share of $0.40 in the first quarter of 2025 that was paid on April 11, 2025 to all shareholders of record as of March 21, 2025.
Our capital allocation strategy is primarily focused on debt repayment to maintain our investment grade rating. We will also prioritize capital investment in our businesses to support the strategic long-term plans. We are also committed to maintaining our history of paying a dividend to investors, determined by our Board of Directors at its discretion, based on various factors.
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
As of March 31, 2025, we had no outstanding borrowings under our $2 billion Revolving Credit Facility. The amount that we are able to draw down under the Revolving Credit Facility is limited by financial covenants as described in more detail below. As of March 31, 2025, our available capacity was $711 million under the Revolving Credit Facility.
Refer to Note 13 of this Form 10-Q and Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 14 of our 2024 Form 10-K for additional information.
Debt Covenants
At March 31, 2025, we were in compliance with all financial and other covenants, including the net debt to credit adjusted EBITDA(1) ratio. At March 31, 2025, our net debt to credit adjusted EBITDA(1) ratio was 3.93 to 1.0 as defined by the credit facility agreements, which is below the relevant level provided by our financial covenants of existing outstanding debt.
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

(DOLLARS IN MILLIONS)	Twelve Months Ended March 31, 2025
Net loss	$(835)
Interest expense	293
Income taxes	—
Depreciation and amortization	973
Specified items(1)	1,576
Non-cash items(2)	200
Credit Adjusted EBITDA	$2,207
_______________________
(1)Specified items consisted of restructuring and other charges, impairment of goodwill, divestiture and integration costs, strategic initiatives costs, regulatory costs and other costs that are not related to recurring operations.
(2)Non-cash items consisted of losses (gains) on sale of assets and losses on business disposals, loss on assets classified as held for sale, pension settlement losses, and stock based compensation.

(DOLLARS IN MILLIONS)	March 31, 2025
Total debt(1)	$9,319
Adjustments:
Cash and cash equivalents(2)	650
Net debt	$8,669
_______________________
(1)Total debt used for the calculation of net debt consisted of short-term debt, long-term debt, short-term finance lease obligations and long-term finance lease obligations.
(2)Cash and cash equivalents included approximately $37 million currently in Assets held for sale on the Consolidated Balance Sheets.
Senior Notes
As of March 31, 2025, we had $8.515 billion aggregate principal amount outstanding in senior unsecured notes, with $865 million principal amount denominated in EUR and $7.650 billion principal amount denominated in USD. The notes bear effective interest rates ranging from 1.22% per year to 5.12% per year, with maturities from October 1, 2025 to December 1, 2050. See Note 13 for additional information.
Contractual Obligations
We expect to contribute a total of $5 million to our U.S. pension plans and a total of $17 million to our non-U.S. pension plans during 2025. During the three months ended March 31, 2025, $4 million of contributions were made to the non-U.S. pension plans and $1 million of contributions were made with respect to the non-qualified U.S. pension plan. We also expect to make $4 million of payments to our postretirement benefits other than pension plans during 2025. During the three months ended March 31, 2025, $1 million of benefit payments were made to postretirement benefits other than pension plans.
As discussed in Note 17 to the Consolidated Financial Statements, at March 31, 2025, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances, these arrangements are not reasonably likely to have a material impact on our consolidated financial condition, results of operations or cash flows.

New Accounting Standards
Refer to Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Non-GAAP Financial Measures
We use non-GAAP financial measures in this Form 10-Q, including: (i) comparable currency neutral metrics, (ii) adjusted operating EBITDA and comparable adjusted operating EBITDA, (iii) adjusted operating EBITDA margin, and (iv) net debt to credit adjusted EBITDA. We also provide the non-GAAP measure net debt solely for the purpose of providing information on the extent to which the Company is in compliance with debt covenants contained in its debt agreements. Our non-GAAP financial measures are defined below.
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
Currency Neutral metrics eliminate the effects that result from translating non-U.S. currencies to U.S. dollars. We calculate currency neutral numbers by translating current year invoiced sale amounts at the exchange rates used for the corresponding prior year period. We use currency neutral results in our analysis of segment performance. We also use currency neutral numbers when analyzing our performance against our competitors.
Comparable results for the first quarter exclude the impact of divestitures.
Adjusted operating EBITDA and adjusted operating EBITDA margin exclude depreciation and amortization, interest expense, other expense, net, and certain non-recurring or unusual items that are not part of recurring operations such as, impairment of goodwill, restructuring and other charges, divestiture and integration related costs, strategic initiatives costs, regulatory costs and other costs that are not related to recurring operations.

Net debt to credit adjusted EBITDA is the leverage ratio used in our credit agreements and defined as net debt (which is debt for borrowed money less cash and cash equivalents) divided by the trailing 12-month credit adjusted EBITDA. Credit adjusted EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization, specified items and non-cash items.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
Statements in this Form 10-Q, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations, including those concerning (i) expected cash flow and availability of capital resources to fund our operations and meet our debt service requirements; (ii) our ability to execute on our strategic and financial transformation, including the progress and success of our portfolio optimization strategy, through non-core business divestitures and acquisitions, and expectations regarding the implementation of our refreshed growth-focused strategy and expectations around our business divestitures; (iii) our ability to continue to generate value for, and return cash to, our shareholders; (iv) expectations of the impact of inflationary pressures and the pricing actions to offset exposure to such impacts; (v) expectations regarding the impact of government actions including tariffs; (vi) the impact of high input costs, including commodities, raw materials, transportation and energy; (vii) the expected impact of global supply chain challenges; (viii) our ability to enhance our innovation efforts, drive cost efficiencies and execute on specific consumer trends and demands; (ix) the growth potential of the markets in which we operate, including the emerging markets; (x) expectations regarding sales and profit for the fiscal year 2025, including the impact of foreign exchange, pricing actions, raw materials, energy, and sourcing, logistics and manufacturing costs; (xi) the impact of global economic uncertainty and recessionary pressures on demand for consumer products; (xii) the success of our integration efforts, following acquisitions, including the acquisition of Frutarom and the N&B Transaction, and ability to deliver on our synergy commitments as well as future opportunities for the combined company; (xiii) our strategic investments in capacity and increasing inventory to drive improved profitability; (xiv) our ability to drive cost discipline measures and the ability to recover margin to pre-inflation levels; (xv) expected capital expenditures in 2025; and (xvi) the expected costs and benefits of our ongoing optimization of our manufacturing operations, including the expected number of closings. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “intend”, “outlook”, “may”, “estimate”, “should”, “predict” and similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:
•our substantial amount of indebtedness and its impact on our liquidity, credit rating and ability to return capital to its shareholders;
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
•the impact of a significant data breach or other disruption in our information technology systems;
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
The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I. Item 1A., Risk Factors, of our 2024 Form 10-K for additional information regarding factors that could affect our results of operations, financial condition and liquidity.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There are no material changes in market risk from the information provided in our 2024 Form 10-K, except for the cross currency swap agreements.
We use derivative instruments as part of our interest rate risk management strategy. We have entered into certain cross currency swap agreements in order to mitigate a portion of our net European investments from foreign currency risk. As of March 31, 2025, these swaps were in a liability position with an aggregate fair value of approximately $122 million. Based on a hypothetical decrease or increase of 10% in the value of the U.S. dollar against the Euro, the estimated fair value of our cross currency swaps would change by approximately $138 million. See Note 15 for additional information.

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
(b) Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
For information that updates the disclosures set forth under Part I, Item 3. “Legal Proceedings” in our 2024 Annual Report on Form 10-K, filed on February 28, 2025 with the SEC (the “2024 Form 10-K”), refer to Note 17 to the “Consolidated Financial Statements” in this Form 10-Q.

ITEM 1A. RISK FACTORS.
Refer to Part I, Item 1A, “Risk Factors,” of our 2024 Form 10-K and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC. There have been no material changes with respect to the risk factors disclosed in our 2024 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “10b5-1 trading arrangement”) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

10.3	Letter Agreement between International Flavors & Fragrances Inc. and J. Erik Fyrwald, amended February 14, 2025.
31.1	Certification of J. Erik Fyrwald pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Michael DeVeau pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of J. Erik Fyrwald and Michael DeVeau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 6, 2025	By:	/s/ J. Erik Fyrwald
J. Erik Fyrwald
Chief Executive Officer and Director (Principal Executive Officer)

Dated:	May 6, 2025	By:	/s/ Michael DeVeau
Michael DeVeau
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Dated:	May 6, 2025	By:	/s/ Beril Yildiz
Beril Yildiz
Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)