Form 10-Q
period 2025-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2025-08-05
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No  ☑
Number of shares of common stock outstanding as of July 31, 2025: 256,287,081

INTERNATIONAL FLAVORS & FRAGRANCES INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2025	2024	2025	2024
Net sales	$2,764	$2,889	$5,607	$5,788
Cost of sales	1,734	1,821	3,542	3,696
Gross profit	1,030	1,068	2,065	2,092
Research and development expenses	182	173	346	339
Selling and administrative expenses	483	493	944	983
Amortization of acquisition-related intangibles	145	153	288	321
Impairment of goodwill	—	64	1,153	64
Restructuring and other charges	21	2	38	5
Losses (gains) on sale of assets	1	(8)	1	(10)
Operating profit (loss)	198	191	(705)	390
Interest expense	61	79	132	162
Gain on extinguishment of debt	(488)	—	(488)	—
Losses (gains) on business disposals	81	(368)	81	(368)
Loss on assets classified as held for sale	—	282	—	282
Other expense, net	10	15	30	16
Income (loss) before income taxes	534	183	(460)	298
(Benefit) provision for income taxes	(78)	11	(55)	65
Net income (loss)	612	172	(405)	233
Net income attributable to non-controlling interests	—	2	1	3
Net income (loss) attributable to IFF shareholders	$612	$170	$(406)	$230

Net income (loss) per share - basic	$2.39	$0.67	$(1.59)	$0.90
Net income (loss) per share - diluted	$2.38	$0.66	$(1.59)	$0.90
Average number of shares outstanding - basic	256	255	256	255
Average number of shares outstanding - diluted	257	256	256	256

Statement of Comprehensive Income (Loss)
Net income (loss)	$612	$172	$(405)	$233
Other comprehensive income (loss), after tax:
Foreign currency translation adjustments	758	(128)	1,162	(421)
Gains (losses) on derivatives qualifying as hedges	—	1	(1)	(6)
Pension and postretirement liability adjustment	(50)	3	(49)	8
Other comprehensive income (loss)	708	(124)	1,112	(419)
Comprehensive income (loss)	1,320	48	707	(186)
Comprehensive income attributable to non-controlling interests	—	2	1	3
Comprehensive income (loss) attributable to IFF shareholders	$1,320	$46	$706	$(189)

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$816	$469
Trade receivables (net of allowances of $26 and $26, respectively)	1,801	1,624
Inventories	2,371	2,133
Assets held for sale	—	3,030
Prepaid expenses and other current assets	940	737
Total Current Assets	5,928	7,993
Property, plant and equipment, net	3,905	3,739
Goodwill	8,283	9,080
Other intangible assets, net	6,430	6,445
Operating lease right-of-use assets	620	573
Other assets	955	837
Total Assets	$26,121	$28,667
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt and current portion of long-term debt	$500	$1,413
Accounts payable	1,348	1,283
Accrued payroll and bonus	258	420
Dividends payable	102	102
Liabilities held for sale	—	332
Other current liabilities	975	783
Total Current Liabilities	3,183	4,333
Other Liabilities:
Long-term debt	5,684	7,564
Retirement liabilities	180	167
Deferred income taxes	1,387	1,592
Operating lease liabilities	571	534
Other liabilities	680	566
Total Other Liabilities	8,502	10,423
Commitments and Contingencies (Note 17)
Shareholders’ Equity:
Common stock $0.125 par value; 500.0 shares authorized; 275.7 shares issued as of June 30, 2025 and December 31, 2024; and 256.3 and 255.7 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	35	35
Capital in excess of par value	19,916	19,917
Accumulated deficit	(3,215)	(2,605)
Accumulated other comprehensive loss	(1,415)	(2,527)
Treasury stock, at cost (19.4 and 20.0 shares as of June 30, 2025 and December 31, 2024, respectively)	(917)	(944)
Total Shareholders’ Equity	14,404	13,876
Non-controlling interests	32	35
Total Shareholders’ Equity including Non-controlling interests	14,436	13,911
Total Liabilities and Shareholders’ Equity	$26,121	$28,667
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at April 1, 2024	275.7	$35	$19,889	$(2,481)	$(2,191)	(20.4)	$(961)	$35	$14,326
Net income (loss)				170				2	172
Other Comprehensive income (loss)					(124)				(124)
Cash dividends declared(1)				(102)					(102)
Vested restricted stock units and awards			(20)			0.3	15		(5)
Stock-based compensation			25						25
Other				(1)					(1)
Balance at June 30, 2024	275.7	$35	$19,894	$(2,414)	$(2,315)	(20.1)	$(946)	$37	$14,291

(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at April 1, 2025	275.7	$35	$19,932	$(3,725)	$(2,123)	(20.0)	$(942)	$36	$13,213
Net income (loss)				612				—	612
Other Comprehensive income (loss)					708				708
Cash dividends declared(1)				(102)					(102)
Stock options/SSARs			(1)			—			(1)
Vested restricted stock units and awards			(47)			0.6	25		(22)
Stock-based compensation			32						32
Impact from business divestitures								(4)	(4)
Balance at June 30, 2025	275.7	$35	$19,916	$(3,215)	$(1,415)	(19.4)	$(917)	$32	$14,436

(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2024	275.7	$35	$19,874	$(2,439)	$(1,896)	(20.4)	$(963)	$31	$14,642
Net income (loss)				230				3	233
Other Comprehensive income (loss)					(419)				(419)
Cash dividends declared(1)				(204)					(204)
Stock options/SSARs			(2)			—	1		(1)
Vested restricted stock units and awards			(21)			0.3	16		(5)
Stock-based compensation			43						43
Other				(1)				3	2
Balance at June 30, 2024	275.7	$35	$19,894	$(2,414)	$(2,315)	(20.1)	$(946)	$37	$14,291

The accompanying notes are an integral part of these Consolidated Financial Statements.

(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2025	275.7	$35	$19,917	$(2,605)	$(2,527)	(20.0)	$(944)	$35	$13,911
Net income (loss)				(406)				1	(405)
Other Comprehensive income (loss)					1,112				1,112
Cash dividends declared(1)				(204)					(204)
Stock options/SSARs			(1)			—	1		—
Vested restricted stock units and awards			(51)			0.6	26		(25)
Stock-based compensation			51						51
Impact from business divestitures								(4)	(4)
Balance at June 30, 2025	275.7	$35	$19,916	$(3,215)	$(1,415)	(19.4)	$(917)	$32	$14,436
_______________________
(1)Cash dividends declared per common share were $0.40 for each of the three months ended June 30, 2025 and June 30, 2024, and $0.80 per share for each of the six months ended June 30, 2025 and June 30, 2024.
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2025	2024
Cash flows from operating activities:
Net income (loss)	$(405)	$233
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	478	524
Deferred income taxes	(163)	(77)
Loss on assets classified as held for sale	—	282
Losses (gains) on sale of assets	1	(10)
Losses (gains) on business disposals	81	(368)
Stock-based compensation	51	43
Pension contributions	(9)	(11)
Gain on extinguishment of debt	(488)	—
Impairment of goodwill	1,153	64
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(106)	(293)
Inventories	(124)	4
Accounts payable	77	54
Accruals for incentive compensation	(204)	18
Other assets/liabilities, net	26	(127)
Net cash provided by operating activities	368	336
Cash flows from investing activities:
Additions to property, plant and equipment	(274)	(200)
Proceeds from disposal of assets	—	16
Net proceeds received from business disposals	2,707	848
Cash received on foreign currency forward contracts	112	—
Joint venture capital contributions	(4)	—
Net cash provided by investing activities	2,541	664
Cash flows from financing activities:
Cash dividends paid to shareholders	(204)	(309)
Net borrowings of commercial paper (maturities less than three months)	—	189
Principal payments of debt	(2,413)	(849)
Deferred and contingent consideration paid	—	(36)
Withholding tax paid on stock-based compensation	(22)	(14)
Other, net	(15)	(4)
Net cash used in financing activities	(2,654)	(1,023)
Effect of exchange rate changes on cash and cash equivalents	90	(38)
Net change in cash and cash equivalents	345	(61)
Cash and cash equivalents at beginning of year	471	735
Cash and cash equivalents at end of period	$816	$674
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$130	$158
Income taxes paid, net	139	185
Accrued capital expenditures	69	64

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
International Flavors & Fragrances Inc. and its subsidiaries (the “Registrant,” “IFF,” the “Company,” “we,” “us” and “our”) is a leading creator and manufacturer of products for application in food, beverage, health & biosciences, scent (and pharmaceuticals, until the recent sale of our Pharma Solutions disposal group), as well as complementary adjacent products, including natural health ingredients, all of which are used in a wide variety of consumer and end-use products. Our products are sold principally to manufacturers of dairy, meat, beverages, snacks, savory, sweet, baked goods, grain processors and other foods, personal care products, soaps and detergents, cleaning products, perfumes, dietary supplements, food protection, infant, elderly and animal nutrition, functional food, bio-fuel, pharmaceutical and oral care products. As a result, we hold global leadership positions in the Food & Beverage, Home & Personal Care and Health & Wellness markets, and across key Tastes, Textures, Scents, Nutrition, Enzymes, Cultures, Soy Proteins, and Probiotics categories, among others.
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
Use of Estimates
The preparation of financial statements requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The inputs into the Company’s judgments and estimates take into account the ongoing global current events and adverse macroeconomic impacts on our critical and significant accounting estimates, including estimates associated with future cash flows that are used in assessing the risk of impairment of certain assets. Actual results could differ from those which are based on such estimates and judgments.
Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated Net income (loss) in those prior periods.
Effective January 1, 2025, the Company implemented a reorganization of its internal structure, which impacted the way the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, allocates resources and assesses financial performance. As a result, the Company has updated its reportable segments beginning with the first quarter of 2025. The Company also adjusted its corporate cost allocations to align with the new organizational structure and updated operating model, consistent with how management assesses performance effective January 1, 2025. As a result, certain segment information for the three months and six months ended June 30, 2024 has been recast to reflect these changes in corporate allocations among the Company’s reportable segments on a comparable basis. Please see Note 6 for more information.

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash reported in the Company’s balance sheet as of June 30, 2025, December 31, 2024, June 30, 2024 and December 31, 2023 were as follows:

(DOLLARS IN MILLIONS)	June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
Current assets
Cash and cash equivalents	$816	$469	$671	$703
Cash and cash equivalents included in Assets held for sale	—	2	3	26
Restricted cash	—	—	—	6
Cash, cash equivalents and restricted cash	$816	$471	$674	$735
Accounts Receivable
The Company has various factoring agreements globally under which it can factor up to approximately $366 million of its trade receivables (“Company’s own factoring agreements”). In addition, the Company utilizes factoring agreements sponsored by certain customers. Under all of the arrangements, the Company sells the trade receivables on a non-recourse basis to unrelated financial institutions and accounts for the transactions as sales of receivables. The applicable receivables are removed from the Company’s Consolidated Balance Sheets when the cash proceeds are received from sponsoring banks by the Company.
The Company sold a total of approximately $910 million and $882 million of receivables under the Company’s own factoring agreements and customer sponsored factoring agreements for the six months ended June 30, 2025 and 2024, respectively. The cost of participating in these programs was approximately $6 million and $8 million for the three months ended June 30, 2025 and 2024, respectively, and was approximately $12 million and $14 million for the six months ended June 30, 2025 and 2024, respectively. These costs are included as a component of interest expense. Although the Company’s own factoring agreements are non-recourse to the Company, the Company has continued responsibility to collect receivables on behalf of sponsoring banks. Under these agreements, the Company sold approximately $503 million and $436 million of receivables for the six months ended June 30, 2025 and 2024, respectively. The outstanding principal amounts of receivables under the Company’s own factoring agreements amounted to approximately $285 million and $189 million as of June 30, 2025 and December 31, 2024, respectively. The proceeds from the sales of receivables are included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows.
Expected Credit Losses
As of June 30, 2025, the Company reported $1.801 billion of trade receivables, net of allowances of $26 million. Based on the aging analysis as of June 30, 2025, less than 1% of the Company’s accounts receivable were past due by over 365 days based on the payment terms of the invoice.
The following is a roll-forward of the Company’s allowances for bad debts for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2025	2024
Balance at January 1	$26	$52
Bad debt expense (reversals)	3	(9)
Write-offs	(5)	(15)
Foreign exchange (gains) losses	2	(1)
Balance at June 30	$26	$27

Inventories
Inventories are stated at the lower of cost (on a weighted-average basis) or net realizable value. The Company’s inventories consisted of the following:

(DOLLARS IN MILLIONS)	June 30, 2025	December 31, 2024
Raw materials	$804	$657
Work in process	396	368
Finished goods	1,171	1,108
Total	$2,371	$2,133
Recent Accounting Pronouncements
In July 2025, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. This guidance is effective for periods beginning after December 15, 2025 and will be adopted prospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, and in January 2025, issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). The ASU was issued to improve the disclosures about a public business entity’s expenses, primarily through disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Public business entities are permitted to adopt the ASU prospectively or retrospectively. The Company is currently evaluating the impact that this guidance will have on its Consolidated Financial Statements and footnote disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU was issued to further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company expects the standard will impact certain income tax disclosures in the Notes to the Consolidated Financial Statements, but will otherwise not have an impact on the Company’s results of operations.

NOTE 2. NET INCOME (LOSS) PER SHARE
A reconciliation of the shares used in the computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2025	2024	2025	2024
Net Income
Net income (loss) available to IFF shareholders	$612	$170	$(406)	$230
Shares
Weighted average common shares outstanding (basic)	256	255	256	255
Adjustment for assumed dilution:
Stock options and restricted stock awards	1	1	—	1
Weighted average shares assuming dilution (diluted)	257	256	256	256

Net Income (loss) per Share
Net income (loss) per share - basic	$2.39	$0.67	$(1.59)	$0.90
Net income (loss) per share - diluted	2.38	0.66	(1.59)	0.90
The Company declared a quarterly dividend to its shareholders of $0.40 per share for each of the three months ended June 30, 2025 and 2024. For each of the six months ended June 30, 2025 and 2024, the Company declared quarterly dividends to its shareholders totaling $0.80.

There were approximately 1 million potentially dilutive securities excluded from the computation of diluted net loss per share for the six months ended June 30, 2025 because there was a net loss attributable to IFF for the period and, as such, the inclusion of these securities would have been anti-dilutive.
For each of the three and six months ended June 30, 2025 and June 30, 2024, there were approximately 0.3 million share equivalents that had an anti-dilutive effect and therefore were excluded from the computation of diluted net loss per share.
The Company has issued shares of Purchased Restricted Stock Units (“PRSUs”) which contain rights to non-forfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method.
The Company did not present the two-class method since the difference between diluted net income per share for both unrestricted common shareholders and PRSU shareholders for the three and six months ended June 30, 2025 and 2024 was less than $0.01 per share.

NOTE 3. BUSINESS DIVESTITURES AND ASSETS AND LIABILITIES HELD FOR SALE
Divestiture of the Pharma Solutions Disposal Group
During March 2024, the Company announced it had entered into an agreement to sell its Pharma Solutions business that is primarily made up of most businesses within the Company’s existing Pharma Solutions reportable operating segment (the “Pharma Solutions disposal group”). The Company completed the divestiture on May 1, 2025, and received gross cash proceeds of approximately $2.564 billion. The sale consideration is subject to certain post-closing adjustments, which are primarily related to cash, working capital balances, and other adjustments per the transaction agreement.
The following table summarizes the fair value of sale consideration received in connection with the business divestiture:

(DOLLARS IN MILLIONS)
Cash proceeds from the buyer	$2,564
Amount held in escrow	17
Earnout consideration	100
Direct costs to sell	(30)
Fair value of sale consideration	$2,651

The fair value of sale consideration includes the fair value of the earnout expected to be received from the Buyer of $100 million. The Company has potential to earn a total of $250 million additional proceeds based on 2024 and 2025 results of the Pharma Solutions disposal group. The 2024 results and related earnout amount are in process of being finalized with the buyer in a third party arbitration process. The Company engaged an independent third party to determine the fair value of the expected earnout consideration as of June 30, 2025, which was based on a Monte Carlo simulation. The fair value estimation uses Level 3 unobservable inputs as categorized within the ASC Topic 820 fair value hierarchy. This method considers the terms and conditions of the earnout as described in the relevant transaction agreements, our best estimates of forecasted EBITDA for the earnout periods as applicable, and assumptions such as risk-adjusted discount rate, EBITDA volatility, counterparty discount rate and risk-free rate. The simulation consists first in risk-adjusting the EBITDA projections using a risk-adjusted discount rate and then simulating a range of EBITDA over the applicable period using the estimate of EBITDA volatility. The fair value of the earnout is estimated as the present value of the potential range of payouts averaged across the range of simulated EBITDA using the counterparty discount rate. As the determination of performance of the subject business in 2024 has not been resolved and the actual performance for all of 2025 is not yet known, these estimations are subject to significant uncertainty. Based on the final calculation of 2024 and 2025 results, there could be a significant increase or decrease in the total earnout received by the Company.
The net proceeds received from the business divestiture presented under Cash flows from investing activities represent the cash portion of the sale consideration, reduced by the cash transferred to the buyer as part of the transaction. Amounts paid for direct costs to sell are presented under Cash flows from operating activities.
The following table summarizes the different components of net proceeds received from business divestiture presented under Cash flows from investing activities:

(DOLLARS IN MILLIONS)
Cash proceeds from the buyer	$2,564
Cash transferred to the buyer	(29)
Net Cash flows from investing activities	$2,535
The carrying value of net assets associated with the Pharma Solutions disposal group, adjusted for currency translation adjustment, NCI, and pension adjustments amounted to approximately $2.742 billion. The major classes of assets and liabilities sold consisted of the following:

(DOLLARS IN MILLIONS)	May 1, 2025
Assets
Cash and cash equivalents	$29
Trade receivables, net	218
Inventories	289
Property, plant and equipment, net	439
Goodwill(1)	1,190
Other intangible assets, net	1,093
Operating lease right-of-use assets	68
Deferred tax assets	17
Other assets	116
Less: Loss recognized on assets held-for-sale(2)	(337)
Total assets	3,122
Liabilities
Accounts payable	$(131)
Deferred tax liability	(75)
Other liabilities	(193)
Total liabilities	(399)
Equity
Accumulated other comprehensive income - currency translation adjustment	$49
Accumulated other comprehensive income - pension adjustment	(26)
Non-controlling Interests (NCI)	(4)
Total equity	19
Carrying value of net assets (adjusted for currency translation, pension, and NCI adjustments)	$2,742
_______________________
(1) The goodwill balance is presented net of $64 million of goodwill impairment recorded in 2024.
(2) A loss was recorded on assets held-for-sale in the amount of $337 million through March 31, 2025.
As a result of the business divestiture, the Company recognized a pre-tax loss of approximately $91 million, subject to certain post-closing adjustments, presented in Losses (gains) on business disposals on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2025. This is in addition to the life-to-date loss on assets classified as held for sale of $337 million recognized through March 31, 2025. $282 million of the loss on assets classified as held for sale was recognized during the three and six months ended June 30, 2024. The total income tax expense recognized was approximately $81 million, including approximately $70 million of income tax benefit that was recognized during the year ended December 31, 2024.
Divestiture of the Nitrocellulose business

During October 2024, the Company entered into an agreement to sell its Nitrocellulose business (including the related industrial park in Germany), which was included within the Company’s existing Pharma Solutions reportable operating segment. The Company completed the divestiture on May 9, 2025, and received cash proceeds of approximately $161 million. The sale consideration is subject to certain post-closing adjustments, which are primarily related to cash, working capital balances, and other adjustments per the transaction agreement.
The following table summarizes the fair value of sale consideration received in connection with the business divestiture:

(DOLLARS IN MILLIONS)
Cash proceeds from the buyer	$161
Direct costs to sell	(3)
Fair value of sale consideration	$158
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
The following table summarizes the different components of net proceeds received from business divestiture presented under Cash flows from investing activities:

(DOLLARS IN MILLIONS)
Cash proceeds from the buyer	$161
Cash transferred to the buyer	(9)
Net Cash flows from investing activities	$152
The carrying amount of net assets associated with the Nitrocellulose business, adjusted for currency translation adjustment and pension adjustments, was approximately $148 million. The major classes of assets and liabilities sold consisted of the following:

(DOLLARS IN MILLIONS)	May 9, 2025
Assets
Cash and cash equivalents	$9
Trade receivables, net	33
Inventories	15
Property, plant and equipment, net	60
Goodwill	77
Other intangible assets, net	19
Other assets	40
Total assets	253
Liabilities
Accounts payable	$(30)
Other liabilities	(50)
Total liabilities	(80)
Equity
Accumulated other comprehensive income - currency translation adjustment	(1)
Accumulated other comprehensive income - pension adjustment	(24)
Total equity	(25)
Carrying value of net assets (adjusted for currency translation and pension adjustments)	$148
As a result of the business divestiture, the Company recognized a pre-tax gain of approximately $10 million, subject to certain post-closing adjustments, presented in Losses (gains) on business disposals on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2025. The total income tax benefit recognized was approximately $1 million for the three and six months ended June 30, 2025.
Divestiture of a Tobacco Flavoring Business in North America
The Company completed the divestiture of the Tobacco Flavoring Business in North America on April 1, 2025, and received gross cash proceeds of approximately $20 million.

As a result of the divestiture, the Company recognized a pre-tax gain of less than $1 million presented in Losses (gains) on business disposals on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2025. The total income tax expense recognized was approximately $5 million for the three and six months ended June 30, 2025.
Assets and Liabilities Held for Sale
There were no assets and liabilities that met the criteria to be presented as “held for sale” as of June 30, 2025.
The Company’s Consolidated Balance Sheet as of December 31, 2024 included the carrying amounts of the assets and liabilities of the Pharma Solutions disposal group, Nitrocellulose disposal group, and a portion of the Savory Solutions business in Turkey as held for sale. The Company completed the sale of a portion of the Savory Solutions business in Turkey during the three months ended March 31, 2025, and the sale of the Pharma Solutions disposal group and Nitrocellulose disposal group during the three months ended June 30, 2025.

(DOLLARS IN MILLIONS)	December 31, 2024
Assets
Cash and cash equivalents	$2
Trade receivables, net	187
Inventories	274
Property, plant and equipment, net	451
Goodwill	1,216
Other intangible assets, net	1,078
Operating lease right-of-use assets	57
Other assets	112
Less: Loss recognized on assets held-for-sale	(347)
Total assets held-for-sale	$3,030
Liabilities
Accounts payable	$90
Deferred tax liability	51
Other liabilities	191
Total liabilities held-for-sale	$332

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
IFF Productivity Program
Beginning in 2024, the Company began undertaking a productivity enhancement program aimed at improving productivity and optimizing its organizational footprint to align with business needs. This program will involve a series of actions, including ceasing operations in select manufacturing plants, consolidating leased and owned real estate space, and reducing employee headcount. The Company aims to substantially complete this productivity program by December 31, 2026.
The estimated total cost of the program initiatives ranges from $100 million to $120 million. The anticipated cash charges include employee-related costs such as severance, contract terminations, and dismantling costs. Additionally, non-cash charges related to assets, such as fixed asset write downs, are expected.
For the three and six months ended June 30, 2025, the Company incurred approximately $21 million and $38 million, respectively, in severance costs in connection with the IFF Productivity Program. As of June 30, 2025, the Company incurred approximately $41 million related to severance costs and approximately $20 million in fixed asset write downs in connection with this program since inception.

Changes in Restructuring Liabilities
Changes in restructuring liabilities during the six months ended June 30, 2025 were as follows:

(DOLLARS IN MILLIONS)	Balance at January 1, 2025	Additional Charges (Reversals), Net	Non-Cash Charges	Cash Payments	Balance at June 30, 2025
IFF Productivity Program
Severance	$3	$38	$—	$(13)	$28
Total Restructuring and other charges	$3	$38	$—	$(13)	$28
Restructuring liabilities are presented in “Other current liabilities” on the Consolidated Balance Sheets.
Charges by Segment
The following table summarizes the total amount of costs incurred in connection with the restructuring programs and activities by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2025	2024	2025	2024
Taste	$6	$—	$8	$1
Food Ingredients	7	1	10	2
Health & Biosciences	5	—	8	1
Scent	3	1	12	1
Total Restructuring and other charges	$21	$2	$38	$5

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
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2025	2024	2025	2024
Equity-based awards	$32	$25	$51	$43
Liability-based awards	1	1	1	2
Total stock-based compensation expense	33	26	52	45
Less: Tax benefit	(9)	(5)	(13)	(9)
Total stock-based compensation expense, after tax	$24	$21	$39	$36
As of June 30, 2025, there was approximately $105 million of total unrecognized compensation cost related to non-vested awards granted under the equity incentive plans.

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
In addition, immaterial business transfers occurred between Food Ingredients and Pharma Solutions, and between Health & Biosciences and Taste. Accordingly, the Company’s reportable segments as of January 1, 2025 are: Taste, Food Ingredients, Health & Biosciences, Scent, and Pharma Solutions.

The Company also adjusted its corporate cost allocations to align with the new organizational structure and updated operating model, consistent with how management assesses performance effective January 1, 2025.
Segment information for the three months and six months ended June 30, 2024 has been recast to reflect the updated segment structure and changes in corporate allocations among the Company’s reportable segments on a comparable basis.
The Company’s CODM does not use assets by segment to evaluate segment performance or allocate resources and thus, total assets by segment are not disclosed.
Reportable segment information was as follows:
As a result of the divestitures of the Pharma Solutions disposal group and Nitrocellulose business that were completed during the three months ended June 30, 2025, the Pharma Solutions reportable segment information for the three months and six months ended June 30, 2025 includes one month and four months of results, respectively.

	Three Months Ended June 30, 2025
	Taste	Food Ingredients	Health & Biosciences	Scent	Pharma Solutions	Total
Net sales	$631	$850	$577	$603	$103	$2,764
Cost of sales	(377)	(642)	(311)	(336)	(68)
Research & development expenses	(47)	(14)	(55)	(62)	(3)
Selling & administrative expenses	(98)	(104)	(91)	(92)	(10)
Depreciation expense add-back (a)	16	34	31	17	—
Adjusted Operating EBITDA	$125	$124	$151	$130	$22	$552

Reconciliation of Adjusted Operating EBITDA:
Total Adjusted Operating EBITDA	$552
Depreciation & Amortization	(242)
Interest Expense	(61)
Other Expense, net (b)	(10)
Restructuring and Other Charges (c)	(21)
(Losses) Gains on Business Disposals (e)	(81)
Divestiture and Integration Costs (g)	(26)
Strategic Initiative Costs (h)	(6)
Regulatory Costs (i)	(53)
Gain on Debt Extinguishment (j)	488
Entity Realignment Costs (k)	(4)
Other (l)	(2)
Income (Loss) Before Taxes	$534

	Six Months Ended June 30, 2025
	Taste	Food Ingredients	Health & Biosciences	Scent	Pharma Solutions	Total
Net sales	$1,258	$1,646	$1,117	$1,217	$369	$5,607
Cost of sales	(754)	(1,251)	(609)	(680)	(248)
Research & development expenses	(87)	(26)	(107)	(117)	(8)
Selling & administrative expenses	(192)	(196)	(172)	(178)	(42)
Depreciation expense add-back (a)	31	62	60	32	5
Adjusted Operating EBITDA	$256	$235	$289	$274	$76	$1,130

Reconciliation of Adjusted Operating EBITDA:
Total Adjusted Operating EBITDA	$1,130
Depreciation & Amortization	(478)
Interest Expense	(132)
Other Expense, net (b)	(30)
Restructuring and Other Charges (c)	(38)
Impairment of Goodwill (d)	(1,153)
(Losses) Gains on Business Disposals (e)	(81)
Divestiture and Integration Costs (g)	(77)
Strategic Initiative Costs (h)	(14)
Regulatory Costs (i)	(64)
Gain on Debt Extinguishment (j)	488
Entity Realignment Costs (k)	(5)
Other (l)	(6)
Income (Loss) Before Taxes	$(460)

	Three Months Ended June 30, 2024
	Taste	Food Ingredients	Health & Biosciences	Scent	Pharma Solutions	Total
Net sales	$610	$847	$556	$603	$273	$2,889
Cost of sales	(357)	(655)	(294)	(328)	(187)
Research & development expenses	(40)	(21)	(50)	(55)	(7)
Selling & administrative expenses	(100)	(94)	(89)	(93)	(26)
Depreciation expense add-back (a)	14	32	28	16	5
Adjusted Operating EBITDA	$127	$109	$151	$143	$58	$588

Reconciliation of Adjusted Operating EBITDA:
Total Adjusted Operating EBITDA	$588
Depreciation & Amortization	(246)
Interest Expense	(79)
Other Expense, net (b)	(15)
Restructuring and Other Charges (c)	(2)
Impairment of Goodwill (d)	(64)
(Losses) Gains on Business Disposals (e)	368
Loss on Assets Classified as Held for Sale (f)	(282)
Divestiture and Integration Costs (g)	(59)
Strategic Initiative Costs (h)	(12)
Regulatory Costs (i)	(19)
Entity Realignment Costs (k)	(2)
Other (l)	7
Income (Loss) Before Taxes	$183

	Six Months Ended June 30, 2024
	Taste	Food Ingredients	Health & Biosciences	Scent	Pharma Solutions	Total
Net sales	$1,229	$1,703	$1,085	$1,248	$523	$5,788
Cost of sales	(741)	(1,328)	(580)	(678)	(368)
Research & development expenses	(79)	(41)	(96)	(110)	(13)
Selling & administrative expenses	(196)	(184)	(177)	(181)	(54)
Depreciation expense add-back (a)	31	67	57	32	17
Adjusted Operating EBITDA	$244	$217	$289	$311	$105	$1,166

Reconciliation of Adjusted Operating EBITDA:
Total Adjusted Operating EBITDA	$1,166
Depreciation & Amortization	(524)
Interest Expense	(162)
Other Expense, net (b)	(16)
Restructuring and Other Charges (c)	(5)
Impairment of Goodwill (d)	(64)
(Losses) Gains on Business Disposals (e)	368
Loss on Assets Classified as Held for Sale (f)	(282)
Divestiture and Integration Costs (g)	(117)
Strategic Initiative Costs (h)	(16)
Regulatory Costs (i)	(54)
Entity Realignment Costs (k)	(3)
Other (l)	7
Income (Loss) Before Taxes	$298
_______________________

a)	There is depreciation recorded within cost of sales, research & development expenses, and selling & administrative expenses, which is then added back to calculate segment Adjusted Operating EBITDA. This reflects how the CODM reviews Segment results.
b)	Please refer to Note 8 for additional information.
c)
For 2025, represents costs related to severance as part of the IFF Productivity Program. For 2024, represents costs related to lease impairment and severance as part of the Company’s restructuring efforts. Please refer to Note 4 for additional information.

d)	For 2025, represents the impairment of goodwill related to the Food Ingredients reporting unit. For 2024, represents the impairment of goodwill related to the Pharma Solutions disposal group.
e)
For 2025, primarily represents losses recognized as part of the sale of the Pharma Solutions disposal group, offset in part by gains recognized as part of the sale of the Nitrocellulose business. For 2024, primarily represents gains recognized as part of the sale of the Cosmetic Ingredients business. Please refer to Note 3 for additional information.

f)	For 2024, represents the loss recognized on assets classified as held for sale of the Pharma Solutions disposal group.
g)
For 2025 and 2024, primarily represents costs related to the Company’s completed divestitures. These costs primarily consisted of external consulting fees, professional and legal fees and salaries of individuals who are fully dedicated to such efforts.

For the three months ended June 30, 2025, there were approximately $26 million of divestiture costs. For the three months ended June 30, 2024, business divestiture and integration costs were approximately $56 million and $3 million, respectively.

For the six months ended June 30, 2025, there were approximately $77 million of divestiture costs. For the six months ended June 30, 2024, business divestiture and integration costs were approximately $112 million and $5 million, respectively.

h)	For 2025 and 2024, represents costs related to the Company’s strategic assessment and business portfolio optimization efforts and reorganizing the Global Business Services Centers, primarily consulting fees.

i)	Represents costs primarily related to legal fees and provisions incurred related to the ongoing investigations of the fragrance businesses including a provision for the anticipated settlement of the related US class action lawsuits.
j)	For 2025, represents the gain recognized on the extinguishment of debt in connection with the completion of tender offers. Please refer to Note 13 for additional information.

k)
Represents primarily consulting costs related to the Company’s implementation of a phased restructuring initiative aimed at optimizing its legal entity framework. See Note 9 for additional information.

l)	For 2025, primarily represents the net impact of costs related to severance, including accelerated stock compensation expense, for certain executives who have separated from the Company. For 2024, represents gains (losses) from sale of assets and executive employee separation costs.
Segment capital expenditures consisted as follows:

	Three Months Ended June 30,
(DOLLARS IN MILLIONS)	2025	2024
Taste	$15	$11
Food Ingredients	40	23
Health and Biosciences	22	19
Scent	8	10
Pharma Solutions	10	19
Consolidated	$95	$82

	Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2025	2024
Taste	$42	$23
Food Ingredients	100	70
Health and Biosciences	62	35
Scent	32	25
Pharma Solutions	38	47
Consolidated	$274	$200
Net sales, which are attributed to individual regions based upon the destination of product delivery, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2025	2024	2025	2024
Europe, Africa and Middle East	$953	$972	$1,905	$1,949
Greater Asia	647	681	1,317	1,363
North America	803	876	1,671	1,742
Latin America	361	360	714	734
Consolidated	$2,764	$2,889	$5,607	$5,788

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2025	2024	2025	2024
Net sales related to the U.S.	$764	$822	$1,565	$1,633
Net sales attributed to all foreign countries	2,000	2,067	4,042	4,155
No country other than the U.S. had net sales greater than 10% of total consolidated net sales for each of the three and six months ended June 30, 2025 and 2024.

NOTE 7. EMPLOYEE BENEFITS
Pension and other defined contribution retirement plan expenses included the following components:

(DOLLARS IN MILLIONS)	U.S. Plans(1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest cost on projected benefit obligation(3)	$—	$5	$1	$11
Expected return on plan assets(3)	—	(6)	—	(12)
Net amortization and deferrals(3)	1	1	1	2
Net periodic benefit (income) cost	$1	$—	$2	$1

(DOLLARS IN MILLIONS)	Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service cost for benefits earned(2)	$5	$6	$10	$12
Interest cost on projected benefit obligation(3)	9	9	18	18
Expected return on plan assets(3)	(12)	(12)	(23)	(25)
Net amortization and deferrals(3)	1	1	2	3
Net periodic benefit (income) cost	$3	$4	$7	$8
_______________________
(1)The International Flavors & Fragrances Inc. Pension Plan (the “Plan”) was formally terminated on April 1, 2024, and settlements of the terminated Plan occurred during November 2024. The Company continues to administer several smaller non-qualified U.S. pension plans.
(2)Included as a component of Operating profit (loss).
(3)Included as a component of Other expense, net.
The Company expects to contribute a total of $5 million to its U.S. pension plans and a total of $15 million to its non-U.S. pension plans during 2025. During the six months ended June 30, 2025, $2 million of contributions were made with respect to the Company’s non-qualified U.S. pension plans and $7 million of contributions were made to the non-U.S. pension plans.
Expense recognized for post-retirement benefits other than pensions included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2025	2024	2025	2024
Interest cost on projected benefit obligation	$—	$—	$1	$1
Net amortization and deferrals	—	—	(1)	(1)
Total postretirement benefit expense	$—	$—	$—	$—
The Company expects to make $4 million of payments related to its postretirement benefits other than pension plans during 2025. In the six months ended June 30, 2025, $1 million of benefit payments were made.

NOTE 8. OTHER EXPENSE, NET
Other expense, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2025	2024	2025	2024
Foreign exchange losses	$(17)	$(33)	$(41)	$(41)
Interest income	7	3	11	6
Pension-related benefit	—	1	1	3
Other	—	14	(1)	16
Other expense, net	$(10)	$(15)	$(30)	$(16)

NOTE 9. INCOME TAXES
The effective tax rate for the three months ended June 30, 2025 was (14.6)%, which was primarily driven by the tax benefit resulting from the entity realignment project, offset in part by the impact of business divestitures and changes in the mix of earnings following the divestitures. The entity realignment project is a phased restructuring initiative aimed at optimizing the Company’s legal entity framework, improving effectiveness and alignment with strategic goals. The Company recorded a one-time tax benefit of $359 million during the three months ended June 30, 2025 as a result of this restructuring.
The effective tax rate for the six months ended June 30, 2025 was 12.0%, which was primarily driven by the tax benefit resulting from the entity realignment project, offset in part by the impact of business divestitures, a goodwill impairment charge that is mostly non-taxable and changes in the mix of earnings following the divestitures.
As of June 30, 2025, the Company had approximately $154 million of unrecognized tax benefits recorded in Other liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
As of June 30, 2025, the Company had accrued interest and penalties of approximately $58 million classified in Other liabilities.
As of June 30, 2025, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was approximately $212 million associated with tax positions asserted in various jurisdictions.
The Company regularly repatriates earnings from non-U.S. subsidiaries. As the Company repatriates these funds to the U.S., there will be required income taxes payable in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of June 30, 2025, the Company had a deferred tax liability of approximately $151 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where the Company intends to indefinitely reinvest the earnings to fund local operations and/or capital projects.

NOTE 10. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of the following amounts:

(DOLLARS IN MILLIONS)	June 30, 2025	December 31, 2024
Asset Type
Land	$139	$136
Buildings and improvements	1,798	1,688
Machinery and equipment	3,713	3,447
Information technology	561	507
Construction in process	405	389
Total Property, plant and equipment	6,616	6,167
Accumulated depreciation	(2,711)	(2,428)
Total Property, plant and equipment, net	$3,905	$3,739
Depreciation expense was $97 million and $93 million for the three months ended June 30, 2025 and 2024, respectively, and $190 million and $203 million for the six months ended June 30, 2025 and 2024, respectively.
Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time straight-line amortization of the capitalized interest begins over the estimated useful lives of the related assets. Capitalized interest was approximately $3 million and $3 million for the three months ended June 30, 2025 and 2024, and approximately $6 million and $7 million for the six months ended June 30, 2025 and 2024.

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill attributable to each reportable segment for the six months ended June 30, 2025 were as follows:

(DOLLARS IN MILLIONS)	Nourish	Taste	Food Ingredients	Scent	Health & Biosciences	Pharma Solutions	Total
Balance at January 1, 2025	$3,320	$—	$—	$1,465	$4,295	$—	$9,080
Reallocation of goodwill in segment reorganization	(3,317)	2,178	1,153	—	(14)	—	—
Transferred to assets held for sale	—	(6)	—	—	—	—	(6)
Impairment	—	—	(1,153)	—	—	—	(1,153)
Foreign exchange	—	133	—	46	186	—	365
Other	(3)	—	—	—	—	—	(3)
Balance at June 30, 2025	$—	$2,305	$—	$1,511	$4,467	$—	$8,283
Goodwill Impairment Test
Effective January 1, 2025, the Company reorganized its Nourish segment into two new reportable segments: Taste and Food Ingredients, to align with changes in the Company’s internal management reporting structure. As a result of this change, goodwill previously allocated to the Nourish reporting unit was reallocated between the new Taste and Food Ingredients reporting units. In accordance with ASC 350, the Company performed a quantitative goodwill impairment test on the former Nourish reporting unit immediately prior to the change, and separately tested goodwill for the new Taste and Food Ingredients reporting units following the reorganization. Based on the results of the impairment testing, the Company determined that the carrying amount of the Food Ingredients reporting unit exceeded its estimated fair value, and accordingly recognized a goodwill impairment charge of $1.153 billion. This charge is reflected in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the six months ended June 30, 2025. As of June 30, 2025, there is no remaining goodwill attributable to the Food Ingredients reporting unit.
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
Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	June 30,	December 31,
(DOLLARS IN MILLIONS)	2025	2024
Asset Type
Customer relationships	$7,314	$7,004
Technological know-how	2,026	1,937
Trade names & patents	289	268
Other	24	25
Total carrying value	9,653	9,234
Accumulated Amortization
Customer relationships	(2,042)	(1,765)
Technological know-how	(1,012)	(875)
Trade names & patents	(148)	(128)
Other	(21)	(21)
Total accumulated amortization	(3,223)	(2,789)
Other intangible assets, net	$6,430	$6,445
Amortization
Amortization expense was $145 million and $153 million for the three months ended June 30, 2025 and 2024, respectively, and $288 million and $321 million for the six months ended June 30, 2025 and 2024, respectively.

Amortization expense for the next five years, based on valuations and determinations of useful lives, is expected to be as follows:

(DOLLARS IN MILLIONS)	Remainder of 2025	2026	2027	2028	2029
Estimated future intangible amortization expense	$297	$589	$501	$487	$451

NOTE 12.    OTHER CURRENT ASSETS AND LIABILITIES, AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	June 30, 2025	December 31, 2024
Value-added tax receivable	$154	$152
Prepaid income taxes	212	193
Deferred charges	40	44
Packaging materials and supplies	133	123
Prepaid expenses	180	159
Earnout receivable	100	—
Other	121	66
Total	$940	$737
Other assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	June 30, 2025	December 31, 2024
Deferred income taxes	$244	$240
Overfunded pension plans	168	144
Cash surrender value of life insurance contracts	53	52
Finance lease right-of-use assets	29	27
Equity method investments	16	10
Long-term receivables(1)	240	171
Other(2)	205	193
Total	$955	$837
_______________________
(1)Primarily relates to long-term tax receivables due to an operating loss carryback and receivables from certain government authorities, which the Company has corresponding payables to DuPont in relation to the N&B Transaction in 2021.
(2)Includes land usage rights in China.

Other current liabilities consisted of the following amounts:

(DOLLARS IN MILLIONS)	June 30, 2025	December 31, 2024
Rebates and incentives payable	$98	$111
Value-added tax payable	46	58
Interest payable	47	42
Current pension and other postretirement benefit obligation	13	12
Accrued restructuring	28	3
Current operating lease obligation	95	82
Accrued income taxes	218	131
Accrued expenses payable	318	203
Other	112	141
Total	$975	$783

NOTE 13.    DEBT
Debt consisted of the following:

(DOLLARS IN MILLIONS)	Effective Interest Rate	June 30, 2025	December 31, 2024
2025 Notes(1)(2)	1.22%	$500	$1,000
2026 Euro Notes(1)	1.93%	942	827
2027 Notes(1)(2)	1.56%	805	1,209
2028 Notes(1)	4.57%	399	398
2030 Notes(1)(2)	2.21%	1,239	1,507
2040 Notes(1)(2)	3.04%	342	771
2047 Notes(1)(2)	4.44%	392	495
2048 Notes(1)(2)	5.12%	674	787
2050 Notes(1)(2)	3.21%	889	1,568
2026 Term Loan Facility(1)	4.88%	—	413
Revolving Credit Facility(3)		—	—
Bank overdrafts and other		2	2
Total debt		6,184	8,977
Less: Short-term borrowings		(500)	(1,413)
Total Long-term debt		$5,684	$7,564
_______________________
(1)Amount is net of unamortized discount and debt issuance costs.
(2)Included in the tender offers described below.
(3)Borrowings under the Revolving Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused borrowings.
Repayments of Debt
Tender Offers
On May 20, 2025, the Company commenced tender offers to purchase for cash certain of its outstanding series of Senior Notes for an aggregate purchase price, excluding accrued and unpaid interest, of $2.0 billion. The carrying value of this series of Senior Notes purchased as a result of these tender offers was $2.5 billion. The Company also incurred approximately $6 million of banking and legal costs. In connection with the completion of these tender offers, the Company recognized a gain on debt extinguishment of $488 million within the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The tender offers were primarily funded through the proceeds received from the divestiture of the Pharma Solutions disposal group.
Other
For the six months ended June 30, 2025, the Company made debt repayments totaling approximately $413 million on the remaining balance of the 2026 Term Loan Facility. This was done using a portion of the cash proceeds from the divestiture of the Pharma Solutions disposal group in accordance with the terms of the Term Loan Facility agreement.
For the six months ended June 30, 2024, the Company made a $270 million and €500 million (approximately $547 million) debt repayment at maturity related to the 2024 Term Loan Facility and 2024 Euro Notes, respectively, which were primarily funded from commercial paper issuances, which were subsequently repaid using proceeds received from the divestiture of the Cosmetic Ingredients business. The Company also made quarterly debt repayments totaling approximately $31 million related to the 2026 Term Loan Facility in accordance with the terms of the debt agreement.
Commercial Paper
For the six months ended June 30, 2025, the Company had gross issuances of $3.284 billion and repayments of $3.284 billion under the commercial paper program. For the six months ended June 30, 2024, the Company had gross issuances of $3.298 billion and repayments of $3.109 billion under the commercial paper program. The commercial paper issued during both the six months ended June 30, 2025 and 2024 had original maturities of less than 90 days.
The commercial paper program is backed by the borrowing capacity available under the Revolving Credit Facility. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense.

Revolving Credit Facility
For the six months ended June 30, 2025, the Company had no drawdowns or repayments under the Revolving Credit Facility. For the six months ended June 30, 2024, the Company had drawdowns of $250 million and repayments of $250 million under the Revolving Credit Facility.
On June 25, 2025, the Company, with its lenders, entered into the Fourth Amended and Restated Credit Agreement (Revolving Credit Agreement), which amended and restated the most recent Amendment No. 4 to the Third Amended and Restated Credit Agreement dated September 19, 2023. This amendment and restatement, among other things, extended the termination date to June 25, 2030, as well as removed the financial covenant relief period and associated restrictions. The Fourth Amended and Restated Credit Agreement states that from the effective date through September 30, 2025, our net debt to credit adjusted EBITDA ratio shall not exceed 4.00x, and shall not exceed 3.75x thereafter, with a temporary step-up to 4.25x permitted for three fiscal quarters following an acquisition exceeding $500 million in paid consideration. As of June 30, 2025, we were in compliance with all financial and other covenants.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of June 30, 2025 the Company has a total capacity of approximately $1.747 billion of lines of credit with various financial institutions.

NOTE 14.   LEASES
The Company has leases for corporate offices, manufacturing facilities, research and development facilities and certain transportation and office equipment. The Company’s leases have remaining lease terms of up to 50 years, some of which include options to extend the leases for up to 15 years.
The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(DOLLARS IN MILLIONS)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating leases
Operating lease cost	$32	$32	$58	$64
Variable lease cost	10	12	32	28
Total operating lease cost	$42	$44	$90	$92
Finance leases
Finance lease cost	$3	$3	$6	$6
Supplemental cash flow information related to leases was as follows:

	Six Months Ended	Six Months Ended
(DOLLARS IN MILLIONS)	June 30, 2025	June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$67	$60
Operating cash flows for finance leases	1	1
Financing cash flows for finance leases	6	5
Right-of-use assets obtained in exchange for lease obligations
Operating leases	79	44
Finance leases	6	8
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
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company also considers counterparty credit risk in its assessment of fair value. The Company determines the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the Secured Overnight Financing Rate (“Term SOFR”) swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. Instruments classified as Level 3 include the earnout receivable as discussed in Note 3, as well as instruments held in pension asset trusts as discussed in Note 8 of the Company’s 2024 Form 10-K.
The carrying values and the estimated fair values of financial instruments at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025		December 31, 2024
(DOLLARS IN MILLIONS)	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 1
Cash and cash equivalents(1)	$816	$816	$469	$469
LEVEL 2
Credit facilities and bank overdrafts(2)	2	2	2	2
Derivatives
Derivative assets(3)	36	36	9	9
Derivative liabilities(3)	255	255	129	129
Long-term debt:
2025 Notes(4)	500	496	1,000	972
2026 Euro Notes(4)	942	934	827	813
2027 Notes(4)	805	754	1,209	1,102
2028 Notes(4)	399	399	398	391
2030 Notes(4)	1,239	1,090	1,507	1,274
2040 Notes(4)	342	245	771	536
2047 Notes(4)	392	307	495	392
2048 Notes(4)	674	592	787	686
2050 Notes(4)	889	568	1,568	985
2026 Term Loan Facility(5)	—	—	413	413
LEVEL 3
Earnout Receivable(6)	100	100	—	—
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
(6)The earnout receivable is recognized at fair value. Refer to Note 3 for further discussion of the valuation method and inputs used.
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
Hedges Related to Issuances of Debt
As of June 30, 2025, the Company had designated approximately $942 million of Euro Notes as a hedge of a portion of its net European investments. Accordingly, the change in the value of the debt that is attributable to foreign exchange movements is recorded in Other comprehensive income (“OCI”) as a component of foreign currency translation adjustments in the accompanying Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
Cross Currency Swaps
The Company has twelve EUR/USD cross currency swaps with a notional value of $1.4 billion that mature through November 2030. The swaps all qualified as net investment hedges in order to mitigate a portion of the Company’s net European investments from foreign currency risk. As of June 30, 2025, the twelve swaps were in a liability position with an aggregate fair value of $254 million, which were classified as Other liabilities on the Consolidated Balance Sheets. Changes in fair value related to cross currency swaps are recorded in OCI.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of June 30, 2025 and December 31, 2024:

(DOLLARS IN MILLIONS)	June 30, 2025	December 31, 2024
Foreign currency contracts(1)	$(1,630)	$(1,512)
Commodity contracts(1)	24	7
Cross currency swaps	1,400	1,400
_______________________
(1)Foreign currency contracts and commodity contracts are presented net of contracts bought and sold.

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected on the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024:

	June 30, 2025
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency forward contracts	$—	$36	$36
Total derivative assets	$—	$36	$36
Derivative liabilities(2)
Foreign currency contracts	$—	$1	$1
Cross currency swaps	254	—	254
Total derivative liabilities	$254	$1	$255

	December 31, 2024
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency contracts	$—	$8	$8
Commodity contracts	1	—	1
Total derivative assets	$1	$8	$9
Derivative liabilities(2)
Foreign currency contracts	$—	$39	$39
Cross currency swaps	90	—	90
Total derivative liabilities	$90	$39	$129
 _______________________
(1)Derivative assets are recorded to Prepaid expenses and other current assets on the Consolidated Balance Sheets.
(2)Derivative liabilities are recorded to Other current liabilities and Other liabilities on the Consolidated Balance Sheets.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024:

	Amount of Gain (Loss) Recognized in Income on Derivative Settlements		Amount of Gain (Loss) Recognized in Income on Changes in Fair Value		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Three Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Foreign currency contracts(1)	$93	$(43)	$36	$4	Other expense, net

	Amount of Gain (Loss) Recognized in Income on Derivative Settlements		Amount of Gain (Loss) Recognized in Income on Changes in Fair Value		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Foreign currency contracts(1)	$115	$(41)	$66	$(64)	Other expense, net
Commodity contracts	—	(1)	—	—	Cost of sales
Total	$115	$(42)	$66	$(64)
_______________________

(1)The foreign currency contract net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative and non-derivative instruments designated as cash flow and net investment hedging instruments, net of tax, on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024:

	Amount of Gain (Loss) Recognized in OCI on Derivative and Non-Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (“AOCI”) into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
(DOLLARS IN MILLIONS)	2025	2024		2025	2024
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$—	$1	Cost of sales	$1	$—
Interest rate swaps(1)	—	—	Interest expense	(1)	—
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	(102)	13	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2026 Euro Notes	(59)	5	N/A	—	—
Total	$(161)	$19		$—	$—

	Amount of Gain (Loss) Recognized in OCI on Derivative and Non-Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2025	2024		2025	2024
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$—	$(7)	Cost of sales	$—	$—
Commodity contracts	(1)	1	Cost of sales	1	—
Interest rate swaps(1)	—	—	Interest expense	(1)	—
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	(126)	36	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	—	3	N/A	—	—
2026 Euro Notes	(87)	20	N/A	—	—
Total	$(214)	$53		$—	$—
_______________________
(1)     Interest rate swaps were entered into as pre-issuance hedges for the Company’s bond offerings.
The ineffective portion of the above noted net investment hedges was approximately $3 million and $7 million for each of the three and six months ended June 30, 2025 and 2024, respectively, and was recorded as a reduction to Interest expense on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
At June 30, 2025, based on current market rates, the Company does not expect any material derivative losses (net of tax), included in AOCI, to be reclassified into earnings within the next 12 months.

NOTE 16.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present changes in the accumulated balances for each component of other comprehensive loss, including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive loss, for the three and six months ended June 30, 2025 and 2024:

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive loss, net of tax, as of April 1, 2025	$(2,022)	$(3)	$(98)	$(2,123)
OCI before reclassifications	710	—	(1)	709
Reclassifications due to business divestitures	48	—	(50)	(2)
Other amounts reclassified from AOCI	—	—	1	1
Net current period other comprehensive income (loss)	758	—	(50)	708
Accumulated other comprehensive loss, net of tax, as of June 30, 2025	$(1,264)	$(3)	$(148)	$(1,415)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive loss, net of tax, as of January 1, 2025	$(2,426)	$(2)	$(99)	$(2,527)
OCI before reclassifications	1,114	(1)	(1)	1,112
Reclassifications due to business divestitures	48	—	(50)	(2)
Amounts reclassified from AOCI	—	—	2	2
Net current period other comprehensive income (loss)	1,162	(1)	(49)	1,112
Accumulated other comprehensive loss, net of tax, as of June 30, 2025	$(1,264)	$(3)	$(148)	$(1,415)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive loss, net of tax, as of April 1, 2024	$(1,945)	$(6)	$(240)	$(2,191)
OCI before reclassifications	(132)	1	1	(130)
Reclassifications due to business divestitures	4	—	—	4
Other amounts reclassified from AOCI	—	—	2	2
Net current period other comprehensive income (loss)	(128)	1	3	(124)
Accumulated other comprehensive loss, net of tax, as of June 30, 2024	$(2,073)	$(5)	$(237)	$(2,315)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive loss, net of tax, as of January 1, 2024	$(1,652)	$1	$(245)	$(1,896)
OCI before reclassifications	(425)	(6)	4	(427)
Reclassifications due to business divestitures	4	—	—	4
Amounts reclassified from AOCI	—	—	4	4
Net current period other comprehensive income (loss)	(421)	(6)	8	(419)
Accumulated other comprehensive loss, net of tax, as of June 30, 2024	$(2,073)	$(5)	$(237)	$(2,315)

The following table provides details about reclassifications out of Accumulated other comprehensive loss to the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) other than due to business divestitures:

	Three Months Ended June 30,		Affected Line Item in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(DOLLARS IN MILLIONS)	2025	2024
(Losses) gains on pension and postretirement liability adjustments
Prior service cost	$1	$—	(1)
Actuarial losses	(2)	(2)	(1)
Total	$(1)	$(2)	Total, net of income taxes

	Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(DOLLARS IN MILLIONS)	2025	2024
(Losses) gains on pension and postretirement liability adjustments
Prior service cost	$1	$1	(1)
Actuarial losses	(3)	(5)	(1)
Total	$(2)	$(4)	Total, net of income taxes
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
As of June 30, 2025, the Company had a total of approximately $198 million of available bank guarantees, commercial guarantees, standby letters of credit and surety bonds with various financial institutions. There was a total of approximately $54 million outstanding under the bank guarantees, standby letters of credit and commercial guarantees as of June 30, 2025.
The Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011 in the amount of approximately $7 million as of June 30, 2025.
Litigation
The Company assesses contingencies related to litigation and/or other matters to determine the degree of probability and range of possible loss if reasonably estimable. A loss contingency is accrued in the Company’s Consolidated Financial Statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly sensitive and requires judgments about future events and any assessments or the related decisions on accruals could be inaccurate. On at least a quarterly basis, the Company reviews contingencies related to litigation to determine the adequacy of accruals. The amount of ultimate loss may substantially differ from these estimates and the amounts accrued, and further events may require the Company to increase or decrease the amounts it has accrued on any matter.

Periodically, the Company assesses its insurance coverage for all known claims, where applicable, taking into account aggregate coverage by occurrence, limits of coverage, self-insured retentions and deductibles, historical claims experience and claims experience with its insurance carriers. The probable liabilities are recorded at management’s best estimate of the probable outcome of the lawsuits and claims where reasonably estimable, taking into consideration the facts and circumstances of the individual matters as well as past experience on similar matters. At each balance sheet date, the key issues that management assesses are whether it is probable that a loss as to asserted or unasserted claims has been incurred and if so, whether the amount of loss can be reasonably estimated. The Company records the expected liability with respect to claims in Other liabilities and expected recoveries from its insurance carriers in Other assets. The Company recognizes a receivable when it believes that realization of the insurance receivable is probable under the terms of the insurance policies and its payment experience to date.
Litigation Matters
A motion to approve a securities class actions was filed in the Tel Aviv District Court, Israel, in August 2019, alleging, among other things, false and misleading statements largely in connection with IFF’s acquisition of Frutarom and improper payments made by Frutarom businesses operating principally in Russia and Ukraine to representatives of customers. The motion (“Oman”) (following an initial amendment) asserted claims under the Israeli Securities Act-1968 against IFF, its former Chairman and CEO, and its former CFO, and against Frutarom and certain former Frutarom officers and directors, as well as claims under the Israeli Companies Act-1999 against certain former Frutarom officers and directors. On July 14, 2022, the court approved the parties’ motion to mediate the dispute, which postponed all case deadlines until after the mediation. The parties held mediation meetings on September 13, 2022, November 22, 2022, March 1, 2023, November 2023, March 3, 2024 and April 1, 2024. In November 2024, the court granted extensions to the parties’ joint filings of the responses to the Oman motion and for the evidential hearings, for the parties to exhaust the mediation proceeding. In the second quarter of 2025, the parties finalized a settlement agreement and submitted it to the court for approval. The settlement, if approved, resolves all claims against Frutarom and its former officers and directors, and was made to avoid the cost, distraction and uncertainty of prolonged litigation. The settlement agreement states the settlement payment, fees and expenses totaling 24.0 million New Israel Shekel (approximately $6.8 million) will be paid by the respondents’ insurers.
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
Since March 2023, various putative class action lawsuits have been filed against IFF, Firmenich International SA, Givaudan SA, and Symrise AG and/or certain affiliates thereof in the Quebec Superior Court, the Federal Court of Canada, Ontario Superior Court, the Supreme Court of British Columbia and, in several cases, the United States District Court for the District of New Jersey. These actions allege violations of the Canadian Competition Act and the Sherman Act, as applicable, and other related claims, and seek damages and other relief. During the three months and six months ended June 30, 2025, the Company recognized a provision of $42 million within “Selling and Administrative Expenses” in connection with the U.S. class action lawsuits, based on estimated potential settlement amounts. This provision does not include any potential liabilities that may arise from other civil proceedings not encompassed by the U.S. class action lawsuits. IFF may face additional civil suits, in the United States, Canada or in other countries, relating to such alleged conduct. At this time, IFF is unable to predict the potential outcome of these lawsuits or any potential effect they may have on the Company’s results of operations, liquidity or financial condition. The resolution of any of these items could have a material adverse effect on IFF’s results of operation, financial condition, and overall business.
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

On March 7, 2023, the European Commission (“EC”) and the United Kingdom Competition and Markets Authority (“CMA”) carried out unannounced inspections of certain of IFF’s facilities. On the same day, IFF was served with a grand jury subpoena by the Antitrust Division of the U.S. Department of Justice (“DOJ”). IFF understands the EC, CMA, DOJ and the Swiss Competition Commission are investigating potential anticompetitive conduct as it relates to IFF’s fragrance businesses. The Mexican Competition Commission has also announced that it is investigating potential anticompetitive conduct in the fragrance and fragrance ingredients industries. The Company has applied for leniency in a number of jurisdictions. Leniency, if obtained in a jurisdiction, would generally carry significant benefits by, for example, reducing or eliminating monetary liability in that jurisdiction. Since March 7, 2023, regulatory authorities in other countries have initiated investigations involving the same conduct. While these investigations are confidential, the Company is cooperating and/or seeking leniency in those jurisdictions, as well. IFF has been and intends to continue actively cooperating with these investigations, as well as any other present or future inquiries from governmental authorities. During the first three months of 2024, IFF recognized a provision of €15.9 million (approximately $17.5 million) in connection with a settlement with the EC, which was paid during the third quarter of 2024. This settlement pertains to a charge related to the deletion of messages relevant to the investigation by a former Scent employee. This settlement does not conclude the ongoing antitrust investigation. IFF is currently unable, however, to predict or determine the duration or outcome of the investigations, or whether the outcome of the investigations will materially impact the Company’s results of operations, liquidity or financial condition. However, an adverse judgment or other outcome or settlement with respect to any proceedings discussed above could result in significant fines or payments by IFF. The resolution of any of these items could have a material adverse effect on IFF’s results of operations, financial condition, and overall business.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, the Company believes it has valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, the Company is required to, and has provided, bank guarantees and pledged assets in the aggregate amount of approximately $7 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
Other
The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and have not been fully resolved. Due to the inherent subjectivity and unpredictability of outcomes of legal proceedings, the Company is unable to determine, with certainty, the probability of the outcome of these matters or the range of reasonably possible losses, if any.

NOTE 18. SUBSEQUENT EVENTS

One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA permanently extends key provisions of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense deduction. Further, the OBBBA makes significant changes to the U.S. international tax framework, most notably the Global Intangible Low-Taxed Income (“GILTI”) regime. The legislation has multiple effective dates, with certain provisions effective in 2025 and others effective in 2026. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company is still evaluating the impact of the OBBBA and will evaluate all deferred tax balances impacted, as well as any other changes required to its financial statements as a result.
Share Repurchase Authorization
On August 5, 2025, the Company announced that its Board of Directors has authorized a new share repurchase program with a total value of $500 million. The program does not have a specified term or termination date. Under the program, the Company is authorized to repurchase shares of common stock in privately negotiated transactions, and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, and in block trades, or a combination of the foregoing. The Board will review the share repurchase program periodically and may authorize adjustment of its term and size. The Company plans to fund repurchases from available cash and cash provided by operating activities.
Sale of Soy Crush, Concentrates & Lecithin Business
On August 5, 2025, the Company announced that it has entered into a definitive agreement to divest its soy crush, concentrates, and lecithin business. The sale aligns with IFF’s strategy to strengthen its portfolio and supports the ongoing evaluation of strategic alternatives for its Food Ingredients segment, with a focus on maximizing shareholder value. The transaction is expected to close in the fourth quarter of 2025.

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

OVERVIEW
Company Background
We are a leading creator and manufacturer of products for application in food, beverage, health & biosciences, scent (and pharmaceuticals, until the recent sale of the Pharma Solutions disposal group), as well as complementary adjacent products, including natural health ingredients, all of which are used in a wide variety of consumer and end-use products. Our products are sold principally to manufacturers of dairy, meat, beverages, snacks, savory, sweet, baked goods, grain processors and other foods, personal care products, soaps and detergents, cleaning products, perfumes, dietary supplements, food protection, infant, elderly and animal nutrition, functional food, bio-fuel, pharmaceutical and oral care products. As a result, we hold global leadership positions in the Food & Beverage, Home & Personal Care and Health & Wellness markets, and across key Tastes, Textures, Scents, Nutrition, Enzymes, Cultures, Soy Proteins and Probiotics categories, among others.
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
Our Food Ingredients segment consists of a diversified portfolio across natural and plant-based specialty food ingredients derived from herbs and plants that provide texturizing solutions used in the food industry, food protection solutions used in food and beverage products, as well as specialty soy and pea protein with value-added formulations, emulsifiers and sweeteners. Natural food protection ingredients consist of natural antioxidants and anti-microbials used for natural food preservation and shelf-life extension for beverages, cosmetic and healthcare products, pet food and feed additives. Food Ingredients also includes savory solutions (such as spices, marinades, mixtures) and inclusion products (such as products combining flavorings with fruit, vegetables and other natural ingredients).
Our Health & Biosciences segment consists of the development and production of an advanced biotechnology-derived portfolio of enzymes, food cultures, probiotics and specialty ingredients for food and non-food applications. Among many other applications, this biotechnology-driven portfolio includes cultures for use in fermented foods such as yogurt, cheese and fermented beverages, probiotic strains, many with documented clinical health claims for use as dietary supplements and through industrial fermentation the production of enzymes and microorganisms that provide product and process performance benefits to household detergents, animal feed, ethanol production and brewing. Health & Biosciences is comprised of Health & Food Biosciences, Home & Personal Care, Animal Nutrition and Grain Processing.
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

Our Pharma Solutions segment produced, among other things, a vast portfolio of cellulosics and seaweed-based pharmaceutical excipients, used to improve the functionality and delivery of active pharmaceutical ingredients, including controlled or modified drug release formulations, and enabling the development of more effective pharmaceutical finished dosage formulations. Our excipients are used in prescription and over-the-counter pharmaceuticals and dietary supplements. Our Pharma Solutions products also serve a variety of other specialty and industrial end-uses including coatings, inks, electronics, agriculture and consumer products. During March 2024, we announced the sale process and entered into an agreement to sell the Pharma Solutions business disposal group, that is primarily made up of most businesses within the Company’s existing Pharma Solutions reportable segment. The transaction closed on May 1, 2025. During October 2024, we entered into an agreement to sell the Nitrocellulose disposal group, which is within our existing Pharma Solutions reportable operating segment. The transaction closed on May 9, 2025. See Note 3 for additional information. As of June 30, 2025, there is no remaining business in the Pharma Solutions reportable operating segment.
Financial Performance Overview
Sales
Sales in the second quarter of 2025 decreased $125 million, or 4% on a reported basis, to $2.764 billion compared to $2.889 billion in the 2024 period. On a currency neutral basis, sales in the second quarter of 2025 decreased 4% compared to the 2024 period as exchange rate variations were flat. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies. The decrease in currency neutral sales was primarily driven by the divestiture impacts of approximately $193 million from the sale of the Pharma Solutions disposal group, Nitrocellulose disposal group, and Flavors & Essences UK (“F&E UK”) (“change in business portfolio mix due to divestitures”), offset in part by volume increases across all segments.
Gross Profit
Gross profit in the second quarter of 2025 decreased $38 million, or 4%, to $1.030 billion (37.3% of sales) compared to $1,068 million (37.0% of sales) in the 2024 period. The decrease in gross profit was primarily driven by the change in business portfolio mix due to divestitures, offset in part by volume increases and productivity gains.

RESULTS OF OPERATIONS

Three Months Ended	Six Months Ended
June 30,	June 30,
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2025	2024	Change	2025	2024	Change
Net sales	$2,764	$2,889	(4)%	$5,607	$5,788	(3)%
Cost of sales	1,734	1,821	(5)%	3,542	3,696	(4)%
Gross profit	1,030	1,068	(4)%	2,065	2,092	(1)%
Research and development (R&D) expenses	182	173	5%	346	339	2%
Selling and administrative (S&A) expenses	483	493	(2)%	944	983	(4)%
Amortization of acquisition-related intangibles	145	153	(5)%	288	321	(10)%
Impairment of goodwill	—	64	(100)%	1,153	64	NMF
Restructuring and other charges	21	2	NMF	38	5	NMF
Losses (gains) on sale of assets	1	(8)	(113)%	1	(10)	(110)%
Operating profit (loss)	198	191	4%	(705)	390	(281)%
Interest expense	61	79	(23)%	132	162	(19)%
Gain on extinguishment of debt	(488)	—	NMF	(488)	—	NMF
Losses (gains) on business disposals	81	(368)	(122)%	81	(368)	(122)%
Loss on assets classified as held for sale	—	282	(100)%	—	282	(100)%
Other expense, net	10	15	(33)%	30	16	88%
Income (loss) before income taxes	534	183	192%	(460)	298	(254)%
(Benefit) provision for income taxes	(78)	11	NMF	(55)	65	(185)%
Net income (loss)	$612	$172	256%	$(405)	$233	(274)%
Net income attributable to non-controlling interests	—	2	(100)%	1	3	(67)%
Net income (loss) attributable to IFF shareholders	$612	$170	260%	$(406)	$230	(277)%
Net income (loss) per share - diluted	$2.38	$0.66	261%	$(1.59)	$0.90	(277)%
Gross margin	37.3%	37.0%	30	bps	36.8%	36.1%	70	bps
R&D as a percentage of sales	6.6%	6.0%	60	bps	6.2%	5.9%	30	bps
S&A as a percentage of sales	17.5%	17.1%	40	bps	16.8%	17.0%	(20)	bps
Operating margin	7.2%	6.6%	60	bps	(12.6)%	6.7%	NMF
Effective tax rate	(14.6)%	6.0%	NMF	12.0%	21.8%	NMF
Segment net sales
Taste	$631	$610	3%	$1,258	$1,229	2%
Food Ingredients	850	847	—%	1,646	1,703	(3)%
Health & Biosciences	577	556	4%	1,117	1,085	3%
Scent	603	603	—%	1,217	1,248	(2)%
Pharma Solutions	103	273	(62)%	369	523	(29)%
Consolidated	$2,764	$2,889	$5,607	$5,788
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

SECOND QUARTER 2025 IN COMPARISON TO SECOND QUARTER 2024
Sales performance by segment was as follows:

	% Change in Sales - Second Quarter 2025 vs. Second Quarter 2024
	Reported	Currency Neutral(1)	Comparable Currency Neutral(1)(2)
Taste	3%	4%	6%
Food Ingredients	0%	1%	1%
Health & Biosciences	4%	4%	4%
Scent	0%	1%	1%
Pharma Solutions	-62%	-62%	21%
Total	-4%	-4%	3%
_______________________
(1)Currency neutral sales are calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
(2)Comparable portfolio results for 2024 exclude the impact of divestitures.
Comparable reported performance by segment was as follows:

	Three Months Ended June 30,
	2025	2024
Net Sales
Taste	$631	$603
Food Ingredients	850	847
Health & Biosciences	577	556
Scent	603	603
Pharma Solutions	103	87
Impact of Business Divestitures(1)	—	193
Total	$2,764	$2,889
_______________________
(1)Impact of business divestitures includes the results of the F&E UK business that was divested on September 1, 2024 (for the 3 months ended June 30, 2024), and the Pharma Solutions disposal group and Nitrocellulose business that were divested on May 1, 2025 and May 9, 2025, respectively (for May and June 2024).
Taste
Taste sales in 2025 increased $21 million, or 3% on a reported basis, to $631 million compared to $610 million in the prior year period. On a currency neutral basis, Taste sales increased 4% in 2025 compared to the prior year period as exchange rate variations had an unfavorable impact. On a comparable basis, currency neutral sales increased 6%, driven by volume and price increases. Comparable portfolio results exclude the impact of the divestiture of the F&E UK business with a sales impact of approximately $7 million.
Food Ingredients
Food Ingredients sales in 2025 remained flat at $850 million compared to $847 million in the prior year period. On a currency neutral basis, Food Ingredients sales increased 1% in 2025 compared to the prior year period as exchange rate variations had an unfavorable impact. Performance in the Food Ingredients operating segment was primarily driven by slight volume increases within the Inclusions, and Emulsifiers and Texturants business units.
Health & Biosciences
Health & Biosciences sales in 2025 increased $21 million, or 4% on a reported basis, to $577 million compared to $556 million in the prior year period. On a currency neutral basis, Health & Biosciences sales increased 4% in 2025 compared to the prior year period as exchange rate variations were flat. Performance in the Health & Biosciences operating segment was driven by volume increases across various business units.

Scent
Scent sales in 2025 remained flat at $603 million compared to $603 million in the prior year period. On a currency neutral basis, Scent sales increased 1% in 2025 compared to the prior year period as exchange rate variations had an unfavorable impact. Performance in the Scent operating segment was driven by volume and price increases in Fine Fragrances and Consumer Fragrances offset by volume decreases in Fragrance Ingredients.
Pharma Solutions
Pharma Solutions sales in 2025 decreased to $103 million, or by 62%, compared to $273 million in the prior year period. On a currency neutral basis, Pharma Solutions sales decreased 62% in 2025 compared to the prior year as exchange rate variations were flat. This comparison reflects a full quarter of contributions from the Pharma Solutions disposal group and Nitrocellulose business in 2024, whereas 2025 includes only one month of activity prior to the divestitures, contributing significantly to the year-over-year decline. On a comparable basis only including one month for both periods, currency neutral sales increased 21% driven by volume and price increases. The sales impact of the divestitures of the Pharma Solutions disposal group and Nitrocellulose disposal group was approximately $186 million.
Cost of Sales
Cost of sales sold decreased $87 million to $1.734 billion (62.7% of sales) in the second quarter of 2025 compared to $1.821 billion (63.0% of sales) in the second quarter of 2024. The decrease in cost of sales was primarily driven the change in business portfolio mix due to divestitures, with an impact of approximately $130 million and by lower input costs and manufacturing expenses, lower unfavorable manufacturing absorption compared to the prior year period, offset in part by volume increases in sales.
Research and Development (“R&D”) Expenses
R&D expenses increased $9 million to $182 million (6.6% of sales) in the second quarter of 2025 compared to $173 million (6.0% of sales) in the second quarter of 2024. The increase in R&D expenses was primarily driven by an increase in employee related costs and operating expenses for R&D related activities, offset by the change in business portfolio mix due to divestitures, with an impact of approximately $8 million.
Selling and Administrative (“S&A”) Expenses
S&A expenses decreased $10 million to $483 million (17.5% of sales) in the second quarter of 2025 compared to $493 million (17.1% of sales) in the second quarter of 2024. The decrease in S&A expenses was primarily driven by lower consulting fees incurred in relation to business divestitures, offset by the provision for the anticipated class action settlements related to the fragrance business.
Amortization of Acquisition-Related Intangibles
Amortization expenses decreased to $145 million in the second quarter of 2025 compared to $153 million in the second quarter of 2024. The decrease in amortization expense was primarily driven by the intangible assets of the Pharma Solutions disposal group being classified as “held for sale,” and therefore no longer recognizing amortization expense on those intangible assets. See Note 3 for additional information.
Impairment of Goodwill
There was no impairment in the second quarter of 2025 compared to $64 million of impairment in the second quarter of 2024, related to the Pharma Solutions disposal group. See Note 3 for additional information.
Restructuring and Other Charges
Restructuring and other charges increased to $21 million in the second quarter of 2025 compared to $2 million in the second quarter of 2024. The increase was driven by higher severance costs incurred as part of the IFF Productivity Program. See Note 4 for additional information.
Interest Expense
Interest expense decreased to $61 million in the second quarter of 2025 compared to $79 million in the second quarter of 2024. The decrease in interest expense was due to lower debt outstanding. See Note 13 for additional information.

Gain on Extinguishment of Debt
Gain on extinguishment of debt was $488 million in the second quarter of 2025 due to the repurchase of approximately $2.5 billion of notes for approximately $2.0 billion in cash, using the proceeds from the divestitures. See Note 13 for additional information.
Losses (Gains) on Business Disposals
Losses (Gains) on business disposals was $81 million in the second quarter of 2025 compared to $(368) million in the second quarter of 2024. The net loss in 2025 was primarily driven by the Pharma Solutions disposal group and Nitrocellulose business divestitures, while the gain recognized in 2024 related to the Cosmetic Ingredients business divestiture. See Note 3 for additional information.
Loss on Assets Classified as Held for Sale
There was no loss on assets classified as held for sale in the second quarter of 2025 compared to $282 million in the second quarter of 2024, related to the Pharma Solutions disposal group. See Note 3 for additional information.
Other Expense, Net
Other expense, net, decreased to $10 million in the second quarter of 2025 compared to $15 million in the second quarter of 2024. The decrease of $5 million was primarily due to lower foreign exchange losses. See Note 8 for additional information.
Income Taxes
The effective tax rate for the three months ended June 30, 2025 decreased to (14.6)% compared to 6.0% for the three months ended June 30, 2024. The decrease was primarily driven by the tax benefit resulting from the entity realignment project, partially offset by the impact of business divestitures and changes in the mix of earnings following the divestitures.
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
Adjusted Operating EBITDA performance by segment was as follows:

	% Change in Adjusted Operating EBITDA - Second Quarter 2025 vs. Second Quarter 2024
	Reported	Comparable Adjusted(1)(2)
Taste	-2%	2%
Food Ingredients	14%	16%
Health & Biosciences	0%	1%
Scent	-9%	-8%
Pharma Solutions	-62%	0%
Total	-6%	2%
_______________________
(1)Refer to Note 6 for a reconciliation of Adjusted Operating EBITDA to Income (Loss) Before Taxes.
(2)Comparable portfolio results for 2024 exclude the impact of divestitures.

Comparable Adjusted Operating EBITDA by segment was as follows:

	Three Months Ended June 30,
(DOLLARS IN MILLIONS)	2025	2024
Segment Adjusted Operating EBITDA:
Taste	$125	$123
Food Ingredients	124	107
Health & Biosciences	151	149
Scent	130	141
Pharma Solutions	22	22
Impact of Business Divestitures	—	46
Total	552	588
Depreciation & Amortization	(242)	(246)
Interest Expense	(61)	(79)
Other Expense, net	(10)	(15)
Restructuring and Other Charges	(21)	(2)
Impairment of Goodwill	—	(64)
Gains (Losses) on Business Disposals	(81)	368
Loss on Assets Classified as Held for Sale	—	(282)
Divestiture and Integration Costs	(26)	(59)
Strategic Initiatives Costs	(6)	(12)
Regulatory Costs	(53)	(19)
Gain on Debt Extinguishment	488	—
Entity Realignment Costs	(4)	(2)
Other	(2)	7
Income (Loss) Before Taxes	$534	$183
Segment Adjusted Operating EBITDA margin:
Taste	19.8%	20.4%
Food Ingredients	14.6%	12.6%
Health & Biosciences	26.2%	26.8%
Scent	21.6%	23.4%
Pharma Solutions	21.4%	25.3%
Consolidated	20.0%	20.4%
Following the completed divestitures of the Pharma Solutions disposal group on May 1, 2025 and the Nitrocellulose business on May 9, 2025, the Company reallocated certain corporate costs previously attributed to the Pharma Solutions segment. These costs have been redistributed across the Taste, Food Ingredients, Health & Biosciences, and Scent segments for comparability purposes.

	Three Months Ended June 30, 2024
	Selling & Administrative Expenses	Research & Development Expenses	Total EBITDA Impact
Taste	$2	$—	$(2)
Food Ingredients	2	—	(2)
Health & Biosciences	1	1	(2)
Scent	1	1	(2)
Total	$6	$2	$(8)

Taste Segment Adjusted Operating EBITDA
Taste Segment Adjusted Operating EBITDA decreased $2 million, or 2% on a reported basis, to $125 million in the second quarter of 2025 (19.8% of segment sales) from $127 million (20.8% of segment sales) in the comparable 2024 period. On a currency neutral basis, Taste Segment Adjusted Operating EBITDA was flat in 2025 compared to the prior year period as exchange rate variations had an unfavorable impact. The decrease was primarily driven by the impact of the divestiture of the F&E UK business of approximately $4 million, offset by volume increases and favorable net pricing.
Food Ingredients Segment Adjusted Operating EBITDA
Food Ingredients Segment Adjusted Operating EBITDA increased $15 million, or 14% on a reported basis, to $124 million in the second quarter of 2025 (14.6% of segment sales) from $109 million (12.9% of segment sales) in the comparable 2024 period. The performance was primarily driven by volume increases, favorable net pricing and productivity gains.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA remained flat on a reported basis, at $151 million in the second quarter of 2025 (26.2% of segment sales) and in the comparable 2024 period (27.2% of segment sales). On a currency neutral basis, Health & Biosciences Segment Adjusted Operating EBITDA increased 2% in 2025 compared to the prior year period as exchange rate variations had an unfavorable impact. The performance was primarily driven by volume increases and productivity gains.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA decreased $13 million, or 9% on reported basis, to $130 million in the second quarter of 2025 (21.6% of segment sales) from $143 million (23.7% of segment sales) in the comparable 2024 period. On a currency neutral basis, Scent Segment Adjusted Operating EBITDA decreased 3% in 2025 compared to the prior year period as exchange rate variations had an unfavorable impact. The performance was primarily driven by unfavorable net pricing.
Pharma Solutions Segment Adjusted Operating EBITDA
Pharma Solutions Segment Adjusted Operating EBITDA decreased $36 million, or 62% on a reported basis, to $22 million in the second quarter of 2025 (21.4% of segment sales) from $58 million (21.2% of segment sales) in the comparable 2024 period. On a currency neutral basis, Pharma Solutions Segment Adjusted Operating EBITDA decreased 60% in 2025 compared to the prior year period as exchange rate variations had a favorable impact. The decrease was primarily driven by the divestitures of the Pharma Solutions disposal group and Nitrocellulose business with an Adjusted Operating EBITDA impact of approximately $36 million. This comparison reflects a full quarter of contributions from both businesses in 2024, whereas 2025 includes only one month of activity prior to the divestitures, contributing significantly to the year-over-year decline.

FIRST SIX MONTHS 2025 IN COMPARISON TO FIRST SIX MONTHS 2024
Sales
Sales for the first six months of 2025 decreased $181 million, or 3% on a reported basis, to $5.607 billion compared to $5.788 billion in the 2024 period. On a currency neutral basis, sales for the first six months of 2025 decreased 1% compared to the 2024 period. Exchange rate variations had a unfavorable impact on net sales in the first six months of 2025 of 2%. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies. In addition, the decrease in sales was primarily driven by the change in business portfolio mix due to divestitures which was approximately $224 million, offset in part by volume increases across various business lines.
Sales Performance by Segment

	% Change in Sales - First Six Months 2025 vs. First Six Months 2024
	Reported	Currency Neutral(1)	Comparable Currency Neutral(1)(2)
Taste	2%	5%	6%
Food Ingredients	-3%	-2%	-2%
Health & Biosciences	3%	4%	4%
Scent	-2%	0%	3%
Pharma Solutions	-29%	-28%	12%
Total	-3%	-1%	3%
_______________________
(1)Currency neutral sales is calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.

(2)Comparable portfolio results for 2024 exclude the impact of divestitures.

Comparable reported performance by segment was as follows:

	Six Months Ended June 30,
	2025	2024
Net Sales
Taste	$1,258	$1,218
Food Ingredients	1,646	1,703
Health & Biosciences	1,117	1,085
Scent	1,217	1,221
Pharma Solutions	369	337
Impact of Business Divestitures(1)	—	224
Total	$5,607	$5,788
_______________________
(1)Impact of business divestitures includes the results of the F&E UK business that was divested on September 1, 2024 (for the 6 months ended June 30, 2024), and the Pharma Solutions disposal group and Nitrocellulose business that were divested on May 1, 2025 and May 9, 2025, respectively (for May and June 2024).
Taste
Taste sales in 2025 increased $29 million, or 2% on a reported basis, to $1.258 billion compared to $1.229 billion in the prior year period. On a currency neutral basis, Taste sales increased 5% in 2025 compared to the prior year period as exchange rate variations had an unfavorable impact. Performance in the Taste operating segment was driven by price and volume increases across all business units.
Food Ingredients
Food Ingredients sales in 2025 decreased $57 million, or 3% on a reported basis, to $1.646 billion compared to $1.703 billion in the prior year period. On a currency neutral basis, Food Ingredients sales decreased 2% in 2025 compared to the prior year period as exchange rates variations had an unfavorable impact. Performance in the Food Ingredients operating segment was primarily driven by volume decreases within the Protein Solutions business unit offset by volume increases within the Inclusions business unit.
Health & Biosciences
Health & Biosciences sales in 2025 increased $32 million, or 3% on a reported basis, to $1.117 billion compared to $1.085 billion in the prior year period. On a currency neutral basis, Health & Biosciences sales increased 4% in 2025 compared to the prior year period as exchange rate variations had an unfavorable impact. Performance in the Health & Biosciences operating segment was driven by price and volume increases across all business units.
Scent
Scent sales in 2025 decreased $31 million, or 2% on a reported basis, to $1.217 billion compared to $1.248 billion in the prior year period. On a currency neutral basis, Scent sales remained flat in 2025 compared to the prior year period as exchange rate variations had an unfavorable impact. Performance in the Scent operating segment was driven by price increases in the Fragrance Compounds business unit and volume increases across all business lines, offset in part by the divestiture of the Cosmetic Ingredients business, with a sales impact of approximately $27 million.

Pharma Solutions
Pharma Solutions sales in 2025 decreased $154 million, or 29% on a reported basis, to $369 million compared to $523 million in the prior year period. On a currency neutral basis, Pharma Solutions sales decreased 28% in 2025 compared to the prior year period as the impact of exchange rate variations was flat. This comparison reflects six months of contributions from both businesses in 2024, whereas 2025 includes only four months of activity prior to the divestitures, contributing significantly to the year-over-year decline. On a comparable basis only including four months for both periods, currency neutral sales increased 12% driven by volume and price increases. The sales impact of divestitures of the Pharma Solutions disposal group and Nitrocellulose disposal group was approximately $186 million.
Cost of sales
Cost of sales decreased $154 million to $3.542 billion (63.2% of sales) in the first six months of 2025 compared to $3.696 billion (63.9% of sales) in the 2024 period. The decrease in cost of sales was primarily driven by the change in business portfolio mix due to divestitures which was approximately $140 million.
Research and Development (“R&D”) Expenses
R&D expenses increased $7 million to $346 million (6.2% of sales) in the first six months of 2025 compared to $339 million (5.9% of sales) in the 2024 period. The increase in R&D expenses was primarily driven by an increase in employee related costs and operating expenses for R&D related activities, offset the change in business portfolio mix due to divestitures, with an impact of approximately $14 million.
Selling and Administrative (“S&A”) Expenses
S&A expenses decreased $39 million to $944 million (16.8% of sales) in the first six months of 2025 compared to $983 million (17.0% of sales) in the 2024 period. The decrease in S&A expenses was primarily driven by lower consulting fees incurred in relation to business divestitures, offset by the provision for the anticipated class action settlements related to the Fragrance businesses.
Amortization of Acquisition-Related Intangibles
Amortization expenses decreased to $288 million in the first six months of 2025 compared to $321 million in the 2024 period. The decrease in amortization expense was primarily driven by the intangible assets of the Pharma Solutions disposal group being classified as “held for sale,” and therefore no longer recognizing amortization expense on those intangible assets. See Note 3 for additional information.
Impairment of Goodwill
The impairment of goodwill was $1.153 billion in the first six months of 2025 compared to $64 million in the 2024 period. The 2025 impairment of goodwill was related to the Food Ingredients reporting unit, and the 2024 impairment of goodwill was related to the Pharma Solutions disposal group. See Note 3 for additional information.
Restructuring and Other Charges
Restructuring and other charges increased to $38 million in the first six months of 2025 compared to $5 million in the 2024 period. The increase was driven by higher severance costs incurred as part of the IFF Productivity Program in 2025. See Note 4 for additional information.
Interest Expense
Interest expense decreased to $132 million in the first six months of 2025 compared to $162 million in the 2024 period. The decrease in interest expense was due to lower debt outstanding. See Note 13 for additional information.
Gain on Extinguishment of Debt
Gain on extinguishment of debt was $488 million in the second quarter of 2025 due to the repurchase of approximately $2.5 billion of notes for approximately $2 billion in cash, using the proceeds from the divestitures. See Note 13 for additional information.
Losses (Gains) on Business Disposals
Losses (gains) on business disposals was $81 million in the first six months of 2025 compared to $(368) million in the 2024 period. The net loss in 2025 was primarily driven by the Pharma Solutions disposal group and Nitrocellulose business divestitures, while the gain recognized in 2024 related to the Cosmetic Ingredients business divestiture. See Note 3 for additional information.

Loss on Assets Classified as Held for Sale
There was no loss on assets classified as held for sale in the first six months of 2025 compared to $282 million in the second quarter of 2024, related to the Pharma Solutions disposal group. See Note 3 for additional information.
Other Expense, Net
Other expense, net, was $30 million in the first six months of 2025 compared to $16 million in the 2024 period. The change of $14 million was primarily due to increased foreign exchange losses, offset in part by decreased pension-related benefit. See Note 8 for additional information.
Income Taxes
The effective tax rate for the six months ended June 30, 2025 was 12.0% compared to 21.8% for the six months ended June 30, 2024. The decrease was primarily driven by the tax benefit resulting from the entity realignment project, partially offset by the impact of business divestitures and changes in the mix of earnings following the divestitures.
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
Adjusted Operating EBITDA performance by segment was as follows:

	% Change in Adjusted Operating EBITDA - First Six Months 2025 vs. First Six Months 2024
	Reported	Comparable Adjusted(1)(2)
Taste	5%	8%
Food Ingredients	8%	9%
Health & Biosciences	—%	1%
Scent	-12%	-7%
Pharma Solutions	-28%	10%
Total	-3%	2%
(1)Refer to Note 6 for a reconciliation of Adjusted Operating EBITDA to (Loss) Income Before Taxes.
(2)Comparable portfolio results for 2024 exclude the impact of divestitures.

Comparable Adjusted Operating EBITDA by segments was as follows:

	Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2025	2024
Segment Adjusted Operating EBITDA:
Taste	$256	$238
Food Ingredients	235	215
Health & Biosciences	289	287
Scent	274	295
Pharma Solutions	76	69
Impact of Business Divestitures	—	62
Total	1,130	1,166
Depreciation & Amortization	(478)	(524)
Interest Expense	(132)	(162)
Other Expense, net	(30)	(16)
Restructuring and Other Charges	(38)	(5)
Impairment of Goodwill	(1,153)	(64)
Gains (Losses) on Business Disposals	(81)	368
Loss on Assets Classified as Held for Sale	—	(282)
Divestiture and Integration Costs	(77)	(117)
Strategic Initiatives Costs	(14)	(16)
Gain on Debt Extinguishment	488	—
Entity Realignment Costs	(5)	(3)
Regulatory Costs	(64)	(54)
Other	(6)	7
Income (Loss) Before Taxes	$(460)	$298
Segment Adjusted Operating EBITDA margin:
Taste	20.3%	19.5%
Food Ingredients	14.3%	12.6%
Health & Biosciences	25.9%	26.5%
Scent	22.5%	24.2%
Pharma Solutions	20.6%	20.5%
Consolidated	20.2%	20.1%

Following the completed divestitures of the Pharma Solutions disposal group on May 1, 2025 and the Nitrocellulose business on May 9, 2025, the Company reallocated certain corporate costs previously attributed to the Pharma Solutions segment. These costs have been redistributed across the Taste, Food Ingredients, Health & Biosciences, and Scent segments for comparability purposes.

	Six Months Ended June 30, 2024
	Selling & Administrative Expenses	Research & Development Expenses	Total EBITDA Impact
Taste	$2	$—	$(2)
Food Ingredients	2	—	(2)
Health & Biosciences	1	1	(2)
Scent	1	1	(2)
Total	$6	$2	$(8)

Taste Segment Adjusted Operating EBITDA
Taste Segment Adjusted Operating EBITDA increased $12 million, or 5% on a reported basis, to $256 million in the first six months of 2025 (20.3% of segment sales) from $244 million (19.9% of segment sales) in the comparable 2024 period. On a currency neutral basis, Taste Segment Adjusted Operating EBITDA increased 9% in 2025 compared to the prior year period as exchange rate variations had an unfavorable impact. The performance was primarily driven by volume increases and productivity gains.
Food Ingredients Segment Adjusted Operating EBITDA
Food Ingredients Segment Adjusted Operating EBITDA increased $18 million, or 8% on a reported basis, to $235 million in the first six months of 2025 (14.3% of segment sales) from $217 million (12.7% of segment sales) in the comparable 2024 period. On a currency neutral basis, Food Ingredients Segment Adjusted Operating EBITDA increased 12% in 2025 compared to the prior year period as exchange rate variations had an unfavorable impact. The performance was primarily driven by favorable net pricing, productivity gains and volume increases.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA remained flat on a reported basis, at $289 million in the first six months of 2025 (25.9% of segment sales) and in the comparable 2024 period (26.6% of segment sales). On a currency neutral basis, Health & Biosciences Segment Adjusted Operating EBITDA increased 2% in 2025 compared to the prior year period as exchange rate variations had an unfavorable impact. The performance was primarily driven by productivity gains and volume increases.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA decreased $37 million, or 12% on a reported basis, to $274 million in the first six months of 2025 (22.5% of segment sales) from $311 million (24.9% of segment sales) in the comparable 2024 period. On a currency neutral basis, Scent Segment Adjusted Operating EBITDA decreased 4% in 2025 compared to the prior year period as exchange rate variations had an unfavorable impact. The performance was primarily driven by volume declines in Fragrance Ingredients, partially offset by strong performances in Fine Fragrances. Comparable portfolio results exclude the impact of the divestiture of the Cosmetic Ingredients business with an Adjusted Operating EBITDA impact of approximately $15 million.
Pharma Solutions Segment Adjusted Operating EBITDA
Pharma Solutions Segment Adjusted Operating EBITDA decreased $29 million, or 28% on a reported basis, to $76 million in the first six months of 2025 (20.6% of segment sales) from $105 million (20.1% of segment sales) in the comparable 2024 period. On a currency neutral basis, Pharma Solutions Segment Adjusted Operating EBITDA decreased 25% in 2025 compared to the prior year period as exchange rate variations had an unfavorable impact. The decrease was primarily driven by the divestitures of the Pharma Solutions disposal group and Nitrocellulose business, with an Adjusted Operating EBITDA impact of approximately $36 million. This comparison reflects two full quarters of contributions from both businesses in 2024, whereas 2025 includes only four months of activity prior to the divestitures, contributing significantly to the year-over-year decline.

Liquidity
Cash and Cash Equivalents
We had cash and cash equivalents of $816 million at June 30, 2025 compared to $471 million, inclusive of $2 million in Assets held for sale on the Consolidated Balance Sheets, at December 31, 2024. A portion of this balance was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate cash from our non-U.S. subsidiaries to fund financial obligations in the U.S. As we repatriate these funds to the U.S., there will be required income taxes payable in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of June 30, 2025, we had a deferred tax liability of approximately $151 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.

Cash Flows Provided By Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2025 were $368 million, or 6.6% of sales, compared to $336 million, or 5.8% of sales, for the six months ended June 30, 2024. The increase in cash flows from operating activities during 2025 was primarily driven by the decrease in working capital, largely related to accounts receivables and accounts payable, and amounts collected for third parties which will be paid in the following quarter, offset in part by inventories, accruals for incentive compensation and higher cash earnings, excluding the impact of non-cash adjustments.
Cash Flows Provided By Investing Activities
Cash flows provided by investing activities for the six months ended June 30, 2025 were $2.541 billion compared to $664 million in the prior year period. The increase in cash flows provided by investing activities during 2025 was primarily driven by higher net proceeds received from the divestitures of the Pharma Solutions disposal group, Nitrocellulose business and the Tobacco Flavoring business in North America, offset in part by higher spending on property, plant and equipment.
We have evaluated and re-prioritized our capital projects and expect that capital spending in 2025 will be approximately 6.0% of sales (net of potential grants and other reimbursements from government authorities), up from approximately 4.0% in 2024.
Cash Flows Used In Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2025 were $2.654 billion compared to $1.023 billion in the prior year period. The increase in cash flows used in financing activities was primarily driven by Company’s purchase for cash of certain of its outstanding series of Senior Notes for an aggregate purchase price, excluding accrued and unpaid interest, of $2.0 billion. During the six months ended June 30, 2025, the remaining borrowings under the 2026 Term Loan Facility were also repaid.
We paid dividends totaling $204 million in the 2025 period. We declared a cash dividend per share of $0.40 in the second quarter of 2025 that was paid on July 11, 2025 to all shareholders of record as of June 20, 2025.
Our capital allocation strategy seeks to maintain investment grade ratings while investing in the business, continuing to pay dividends, repurchasing shares outstanding and repaying debt. The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its senior unsecured debt. However, any downgrade in our credit rating may, depending on the extent of such downgrade, negatively impact our ability to raise additional debt capital, our liquidity and capital position, and may increase our cost of borrowing for new capital raises. In addition, our existing Revolving Credit Facility has pricing grids that are based on credit rating, such that our cost of borrowing may increase as our credit rating decreases. We make capital investments in our businesses to support our operational needs and strategic long-term plans. We are committed to maintaining our history of paying a dividend to investors which is determined by our Board of Directors at its discretion based on various factors.
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
Revolving Credit Facility
Our Revolving Credit Agreement contains various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including the requirement for us to maintain, at the end of each fiscal quarter, a ratio of net debt to credit adjusted EBITDA in respect of the previous 12-month period. Borrowings under the Revolving Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused borrowings.
On June 25, 2025, the Company, with its lenders, entered into the Fourth Amended and Restated Credit Agreement (Revolving Credit Agreement), which amended and restated the most recent Amendment No. 4 to the Third Amended and Restated Credit Agreement dated September 19, 2023. This amendment and restatement, among other things, extended the termination date to June 25, 2030, as well as removed the financial covenant relief period and associated restrictions.

The Fourth Amended and Restated Credit Agreement states that from the effective date through September 30, 2025, our net debt to credit adjusted EBITDA ratio shall not exceed 4.00x, and shall not exceed 3.75x thereafter, with a temporary step-up to 4.25x permitted for three fiscal quarters following an acquisition exceeding $500 million in paid consideration.
As of June 30, 2025, we had no outstanding borrowings under our $2 billion Revolving Credit Facility. The amount that we are able to draw down under the Revolving Credit Facility is limited by financial covenants as described in more detail below. As of June 30, 2025, our available capacity was $2 billion under the Revolving Credit Facility.
Refer to Note 13 of this Form 10-Q and Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 14 of our 2024 Form 10-K for additional information.
Debt Covenants
At June 30, 2025, we were in compliance with all financial and other covenants, including the net debt to credit adjusted EBITDA(1) ratio. At June 30, 2025, our net debt to credit adjusted EBITDA(1) ratio was 2.47 to 1.0 as defined by the credit facility agreements, which is below the relevant level provided by our financial covenants of existing outstanding debt.
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

(DOLLARS IN MILLIONS)	Twelve Months Ended June 30, 2025
Net loss	$(393)
Interest expense	275
Income taxes	(89)
Depreciation and amortization	969
Specified items(1)	1,039
Non-cash items(2)	383
Credit Adjusted EBITDA	$2,184
_______________________
(1)Specified items consisted of restructuring and other charges, impairment of goodwill, divestiture and integration costs, strategic initiatives costs, regulatory costs, gain on debt extinguishment, entity realignment costs and other costs that are not related to recurring operations.
(2)Non-cash items consisted of losses (gains) on sale of assets, losses (gains) on business disposals, loss on assets classified as held for sale, pension termination losses, and stock-based compensation.

(DOLLARS IN MILLIONS)	June 30, 2025
Total debt(1)	$6,213
Adjustments:
Cash and cash equivalents	816
Net debt	$5,397
_______________________
(1)Total debt used for the calculation of net debt consisted of short-term debt, long-term debt, short-term finance lease obligations and long-term finance lease obligations.
Senior Notes
As of June 30, 2025, we had $6.140 billion aggregate principal amount outstanding in senior unsecured notes, with $943 million principal amount denominated in EUR and $5.197 billion principal amount denominated in USD. The notes bear effective interest rates ranging from 1.22% per year to 5.12% per year, with maturities from October 1, 2025 to December 1, 2050. See Note 13 for additional information.
Contractual Obligations
We expect to contribute a total of $5 million to our U.S. pension plans and a total of $15 million to our non-U.S. pension plans during 2025. During the six months ended June 30, 2025, $7 million of contributions were made to the non-U.S. pension plans and $2 million of contributions were made with respect to the non-qualified U.S. pension plans. We also expect to contribute $4 million to our postretirement benefits other than pension plans during 2025. During the six months ended June 30, 2025, $1 million of benefit payments were made to postretirement benefits other than pension plans.

As discussed in Note 17 to the Consolidated Financial Statements, at June 30, 2025, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances, these arrangements are not reasonably likely to have a material impact on our consolidated financial condition, results of operations or cash flows.

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
Comparable results for the three months and six months ended June 30, 2024 exclude the impact of divestitures.
Adjusted operating EBITDA and adjusted operating EBITDA margin exclude depreciation and amortization, interest expense, other expense, net, and certain non-recurring or unusual items that are not part of recurring operations such as, impairment of goodwill, restructuring and other charges, divestiture and integration related costs, strategic initiatives costs, regulatory costs, gain on debt extinguishment, entity realignment costs and other costs that are not related to recurring operations.
Net debt to credit adjusted EBITDA is the leverage ratio used in our credit agreements and defined as net debt (which is debt less cash and cash equivalents) divided by the trailing 12-month credit adjusted EBITDA. Credit adjusted EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization, specified items and non-cash items.
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
The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I, Item 1A, “Risk Factors,” of our 2024 Form 10-K for additional information regarding factors that could affect our results of operations, financial condition and liquidity.
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
We use derivative instruments as part of our interest rate risk management strategy. We have entered into certain cross currency swap agreements in order to mitigate a portion of our net European investments from foreign currency risk. As of June 30, 2025, these swaps were in a liability position with an aggregate fair value of $254 million. Based on a hypothetical decrease or increase of 10% in the value of the U.S. dollar against the Euro, the estimated fair value of our cross currency swaps would change by approximately $163 million.

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
(b) Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
For information that updates the disclosures set forth under Part I, Item 3. “Legal Proceedings” in the “2024 Form 10-K”, refer to Note 17 to the “Consolidated Financial Statements” in this Form 10-Q.

ITEM 1A. RISK FACTORS.
Refer to Part I, Item 1A, “Risk Factors,” of our 2024 Form 10-K and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC. There have been no material changes with respect to the risk factors disclosed in our 2024 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “10b5-1 trading arrangement”) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

Dated:	August 5, 2025	By:	/s/ J. Erik Fyrwald
J. Erik Fyrwald
Chief Executive Officer and Director (Principal Executive Officer)

Dated:	August 5, 2025	By:	/s/ Michael DeVeau
Michael DeVeau
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Dated:	August 5, 2025	By:	/s/ Beril Yildiz
Beril Yildiz
Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)