Form 10-Q
period 2025-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2025-11-04
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No  ☑
Number of shares of common stock outstanding as of October 31, 2025: 256,096,379

INTERNATIONAL FLAVORS & FRAGRANCES INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2025	2024	2025	2024
Net sales	$2,694	$2,925	$8,301	$8,713
Cost of sales	1,711	1,873	5,253	5,569
Gross profit	983	1,052	3,048	3,144
Research and development expenses	174	162	520	501
Selling and administrative expenses	421	495	1,365	1,478
Amortization of acquisition-related intangibles	146	146	434	467
Impairment of goodwill	—	—	1,153	64
Restructuring and other charges	16	1	54	6
Losses (gains) on sale of assets	—	(1)	1	(11)
Operating profit (loss)	226	249	(479)	639
Interest expense	48	74	180	236
Gain on extinguishment of debt	—	—	(488)	—
Losses (gains) on business disposals	—	20	111	(348)
Loss on assets classified as held for sale	108	32	108	284
Other expense, net	14	28	44	44
Income (loss) before income taxes	56	95	(434)	423
Provision (benefit) for income taxes	15	36	(44)	96
Net income (loss)	41	59	(390)	327
Net income attributable to non-controlling interests	1	1	2	4
Net income (loss) attributable to IFF shareholders	$40	$58	$(392)	$323

Net income (loss) per share - basic	$0.16	$0.23	$(1.53)	$1.27
Net income (loss) per share - diluted	$0.16	$0.23	$(1.53)	$1.27
Average number of shares outstanding - basic	256	256	256	255
Average number of shares outstanding - diluted	257	257	256	256

Statement of Comprehensive Income (Loss)
Net income (loss)	$41	$59	$(390)	$327
Other comprehensive income (loss), after tax:
Foreign currency translation adjustments	(47)	555	1,115	134
Gains (losses) on derivatives qualifying as hedges	—	1	(1)	(5)
Pension and postretirement liability adjustment	(1)	(1)	(50)	7
Other comprehensive income (loss)	(48)	555	1,064	136
Comprehensive income (loss)	(7)	614	674	463
Comprehensive income attributable to non-controlling interests	1	1	2	4
Comprehensive income (loss) attributable to IFF shareholders	$(8)	$613	$672	$459

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$621	$469
Trade receivables (net of allowances of $28 and $26, respectively)	1,869	1,624
Inventories	2,323	2,133
Assets held for sale	152	3,056
Prepaid expenses and other current assets	911	686
Total Current Assets	5,876	7,968
Property, plant and equipment, net	3,868	3,739
Goodwill	8,264	9,075
Other intangible assets, net	6,183	6,445
Operating lease right-of-use assets	595	589
Other assets	982	907
Total Assets	$25,768	$28,723
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt and current portion of long-term debt	$1,308	$1,413
Accounts payable	1,284	1,283
Accrued payroll and bonus	287	420
Dividends payable	102	102
Liabilities held for sale	44	332
Other current liabilities	1,044	802
Total Current Liabilities	4,069	4,352
Other Liabilities:
Long-term debt	4,741	7,564
Retirement liabilities	181	167
Deferred income taxes	1,345	1,594
Operating lease liabilities	548	550
Other liabilities	611	627
Total Other Liabilities	7,426	10,502
Commitments and Contingencies (Note 17)
Shareholders’ Equity:
Common stock $0.125 par value; 500.0 shares authorized; 275.7 shares issued as of September 30, 2025 and December 31, 2024; and 256.3 and 255.7 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	35	35
Capital in excess of par value	19,929	19,917
Accumulated deficit	(3,345)	(2,647)
Accumulated other comprehensive loss	(1,463)	(2,527)
Treasury stock, at cost (19.4 and 20.0 shares as of September 30, 2025 and December 31, 2024, respectively)	(915)	(944)
Total Shareholders’ Equity	14,241	13,834
Non-controlling interests	32	35
Total Shareholders’ Equity including Non-controlling interests	14,273	13,869
Total Liabilities and Shareholders’ Equity	$25,768	$28,723
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at July 1, 2024	275.7	$35	$19,894	$(2,441)	$(2,315)	(20.1)	$(946)	$37	$14,264
Net income (loss)				58				1	59
Other Comprehensive income (loss)					555				555
Cash dividends declared(1)				(102)					(102)
Stock options/SSARs			1			0.1	1		2
Vested restricted stock units and awards			(9)						(9)
Stock-based compensation			16						16
Other								(3)	(3)
Balance at September 30, 2024	275.7	$35	$19,902	$(2,485)	$(1,760)	(20.0)	$(945)	$35	$14,782

(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at July 1, 2025	275.7	$35	$19,916	$(3,283)	$(1,415)	(19.4)	$(917)	$32	$14,368
Net income (loss)				40				1	41
Other Comprehensive income (loss)					(48)				(48)
Cash dividends declared(1)				(102)					(102)
Stock options/SSARs			(3)						(3)
Vested restricted stock units and awards			(5)				2		(3)
Stock-based compensation			21						21
Other				—				(1)	(1)
Balance at September 30, 2025	275.7	$35	$19,929	$(3,345)	$(1,463)	(19.4)	$(915)	$32	$14,273

(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2024	275.7	$35	$19,874	$(2,501)	$(1,896)	(20.4)	$(963)	$31	$14,580
Net income (loss)				323				4	327
Other Comprehensive income (loss)					136				136
Cash dividends declared(1)				(306)					(306)
Stock options/SSARs			(1)			0.1	2		1
Vested restricted stock units and awards			(30)			0.3	16		(14)
Stock-based compensation			59						59
Other				(1)					(1)
Balance at September 30, 2024	275.7	$35	$19,902	$(2,485)	$(1,760)	(20.0)	$(945)	$35	$14,782

The accompanying notes are an integral part of these Consolidated Financial Statements.

(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2025	275.7	$35	$19,917	$(2,647)	$(2,527)	(20.0)	$(944)	$35	$13,869
Net income (loss)				(392)				2	(390)
Other Comprehensive income (loss)					1,064				1,064
Cash dividends declared(1)				(306)					(306)
Stock options/SSARs			(4)				1		(3)
Vested restricted stock units and awards			(56)			0.6	28		(28)
Stock-based compensation			72						72
Impact from business divestitures								(4)	(4)
Other								(1)	(1)
Balance at September 30, 2025	275.7	$35	$19,929	$(3,345)	$(1,463)	(19.4)	$(915)	$32	$14,273
_______________________
(1)Cash dividends declared per common share were $0.40 for each of the three months ended September 30, 2025 and September 30, 2024, and $1.20 per share for each of the nine months ended September 30, 2025 and September 30, 2024.
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2025	2024
Cash flows from operating activities:
Net income (loss)	$(390)	$327
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	725	772
Deferred income taxes	(213)	(143)
Loss on assets classified as held for sale	108	284
Losses (gains) on sale of assets	1	(11)
Losses (gains) on business disposals	111	(348)
Stock-based compensation	72	59
Pension contributions	(20)	(17)
Gain on extinguishment of debt	(488)	—
Impairment of goodwill	1,153	64
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(195)	(276)
Inventories	(129)	(3)
Accounts payable	28	(34)
Accruals for incentive compensation	(154)	119
Other assets/liabilities, net	(77)	(112)
Net cash provided by operating activities	532	681
Cash flows from investing activities:
Additions to property, plant and equipment	(406)	(303)
Additions to intangible assets	(2)	(5)
Proceeds from disposal of assets	—	18
Net proceeds received from business disposals	2,707	876
Cash received on foreign currency forward contracts	131	21
Joint venture capital contributions	(4)	—
Net cash provided by investing activities	2,426	607
Cash flows from financing activities:
Cash dividends paid to shareholders	(306)	(411)
Net borrowings of commercial paper (maturities less than three months)	370	—
Principal payments of debt	(2,913)	(974)
Deferred and contingent consideration paid	—	(36)
Withholding tax paid on stock-based compensation	(23)	(15)
Other, net	(19)	(8)
Net cash used in financing activities	(2,891)	(1,444)
Effect of exchange rate changes on cash and cash equivalents	83	(10)
Net change in cash and cash equivalents and restricted cash	150	(166)
Cash and cash equivalents and restricted cash at beginning of year	471	735
Cash and cash equivalents at end of period	$621	$569
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$175	$216
Income taxes paid, net	262	248
Accrued capital expenditures	92	74

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
Revision of Previously Issued Financial Statements
In preparing the Consolidated Financial Statements as of and for the three and nine months ended September 30, 2025, Management identified certain income tax-related adjustments that primarily relate to the understatement of income tax expense due to errors in the accounting for transfer pricing, the correction of deferred tax liabilities on goodwill recorded in purchase accounting, and other income tax entries that impacted prior interim and annual financial statements.
Management assessed the materiality of the errors on prior period interim and annual consolidated financial statements in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Based on this assessment, in consideration of both quantitative and qualitative factors, we determined that the related impacts were not material to any previously issued interim or annual financial statements. However, if the corrections were recorded in the three months ended September 30, 2025, they would be material to that period. As such, we revised the prior period amounts presented in these financial statements to correct for the errors. In conjunction with the revision, we also corrected certain other errors that were previously identified and concluded to be immaterial, individually and in the aggregate, to the Company’s consolidated financial statements as of and for the relevant periods. The applicable notes to the accompanying financial statements have also been corrected to reflect the impact of the revisions of the previously filed consolidated interim financial statements and consolidated annual financial statements. A summary of the revisions to the previously issued financial information is included in Note 18 of the Consolidated Financial Statements, Revision of Previously Issued Financial Statements.

The Company also revised the Inventory and Property, plant, and equipment, net disclosures as of December 31, 2024 revising Raw materials from $657 million to $627 million and Finished goods from $1,108 million to $1,138 million, Land from $136 million to $137 million, Building and improvements from $1,688 million to $1,690 million, Machinery and equipment from $3,447 million to $3,466 million, Information technology from $507 million to $514 million, and Construction in process from $389 million to $360 million to correct the timing of transfer of completed Construction in process projects into service. There was no change to the total Inventory or Property, plant, and equipment, net.
Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated Net income (loss) in those prior periods.
Effective January 1, 2025, the Company implemented a reorganization of its internal structure, which impacted the way the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, allocates resources and assesses financial performance. As a result, the Company has updated its reportable segments beginning with the first quarter of 2025. The Company also adjusted its corporate cost allocations to align with the new organizational structure and updated operating model, consistent with how management assesses performance effective January 1, 2025. As a result, certain segment information for the three months and nine months ended September 30, 2024 has been recast to reflect these changes in corporate allocations among the Company’s reportable segments on a comparable basis. Please see Note 6 for more information.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash reported in the Company’s balance sheet as of September 30, 2025, December 31, 2024, September 30, 2024 and December 31, 2023 were as follows:

(DOLLARS IN MILLIONS)	September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
Current assets
Cash and cash equivalents	$621	$469	$567	$703
Cash and cash equivalents included in Assets held for sale	—	2	2	26
Restricted cash	—	—	—	6
Cash, cash equivalents and restricted cash	$621	$471	$569	$735
Accounts Receivable
The Company has various factoring agreements globally under which it can factor up to approximately $365 million of its trade receivables (“Company’s own factoring agreements”). In addition, the Company utilizes factoring agreements sponsored by certain customers. Under all of the arrangements, the Company sells the trade receivables on a non-recourse basis to unrelated financial institutions and accounts for the transactions as sales of receivables. The applicable receivables are removed from the Company’s Consolidated Balance Sheets when the cash proceeds are received from sponsoring banks by the Company.
The Company sold a total of approximately $1,380 million and $1,320 million of receivables under the Company’s own factoring agreements and customer sponsored factoring agreements for the nine months ended September 30, 2025 and 2024, respectively. The cost of participating in these programs was approximately $5 million and $7 million for the three months ended September 30, 2025 and 2024, respectively, and was approximately $17 million and $21 million for the nine months ended September 30, 2025 and 2024, respectively. These costs are included as a component of interest expense. Although the Company’s own factoring agreements are non-recourse to the Company, the Company has continued responsibility to collect receivables on behalf of sponsoring banks. Under these agreements, the Company sold approximately $824 million and $654 million of receivables for the nine months ended September 30, 2025 and 2024, respectively. The outstanding principal amounts of receivables under the Company’s own factoring agreements amounted to approximately $297 million and $189 million as of September 30, 2025 and December 31, 2024, respectively. The proceeds from the sales of receivables are included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows.
Expected Credit Losses
As of September 30, 2025, the Company reported $1.869 billion of trade receivables, net of allowances of $28 million. Based on the aging analysis as of September 30, 2025, less than 1% of the Company’s accounts receivable were past due by over 365 days based on the payment terms of the invoice.

The following is a roll-forward of the Company’s allowances for bad debts for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2025	2024
Balance at January 1	$26	$52
Bad debt expense (reversals)	4	(8)
Write-offs	(5)	(17)
Foreign exchange (gains) losses	3	(1)
Balance at September 30	$28	$26
Inventories
Inventories are stated at the lower of cost (on a weighted-average basis) or net realizable value. The Company’s inventories consisted of the following:

(DOLLARS IN MILLIONS)	September 30, 2025	December 31, 2024
Raw materials	$752	$627
Work in process	408	368
Finished goods	1,163	1,138
Total	$2,323	$2,133
Recent Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal use Software (Subtopic 350-40): Targeted improvements to the Accounting for Internal-use Software”. The ASU was issued to modernize the accounting for internal-use software by eliminating the accounting consideration of software project development stages and clarifying the threshold applied to begin capitalizing costs. This guidance is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. Public business entities are permitted to adopt the ASU prospectively or retrospectively. The Company is currently evaluating the impact of this guidance on our Consolidated Financial Statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. This guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company will adopt the ASU prospectively and is currently evaluating the impact of this guidance on our Consolidated Financial Statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, and in January 2025, issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). The ASU was issued to improve the disclosures about a public business entity’s expenses, primarily through disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Public business entities are permitted to adopt the ASU prospectively or retrospectively. The Company is currently evaluating the impact that this guidance will have on its Consolidated Financial Statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU was issued to further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and will be applied prospectively. The Company expects the standard will impact certain income tax disclosures in the Notes to the Consolidated Financial Statements, but will otherwise not have an impact on the Company’s results of operations.

NOTE 2. NET INCOME (LOSS) PER SHARE
A reconciliation of the shares used in the computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2025	2024	2025	2024
Net Income (loss)
Net income (loss) available to IFF shareholders	$40	$58	$(392)	$323
Shares
Weighted average common shares outstanding (basic)	256	256	256	255
Adjustment for assumed dilution:
Stock options and restricted stock awards	1	1	—	1
Weighted average shares assuming dilution (diluted)	257	257	256	256

Net Income (loss) per Share
Net income (loss) per share - basic	$0.16	$0.23	$(1.53)	$1.27
Net income (loss) per share - diluted	0.16	0.23	(1.53)	1.27
The Company declared a quarterly dividend to its shareholders of $0.40 per share for each of the three months ended September 30, 2025 and 2024. For each of the nine months ended September 30, 2025 and 2024, the Company declared quarterly dividends to its shareholders totaling $1.20 per share.
There were approximately 1 million potentially dilutive securities excluded from the computation of diluted net loss per share for the nine months ended September 30, 2025 because there was a net loss attributable to IFF for the period and, as such, the inclusion of these securities would have been anti-dilutive.
For each of the three and nine months ended September 30, 2025 and September 30, 2024, there were approximately 0.3 million share equivalents that had an anti-dilutive effect and therefore were excluded from the computation of diluted net loss per share.
Share Repurchase Program
On August 5, 2025, the Company announced that its Board of Directors has authorized a new share repurchase program with a total value of $500 million. The program began during the fourth quarter of 2025 and does not have a specified term or termination date. Under the program, the Company is authorized to repurchase shares of common stock in privately negotiated transactions, and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, and in block trades, or a combination of the foregoing. The Board will review the share repurchase program periodically and may authorize adjustment of its term and size. The Company plans to fund repurchases from available cash and cash provided by operating activities.

NOTE 3. BUSINESS DIVESTITURES AND ASSETS AND LIABILITIES HELD FOR SALE
Divestiture of the Pharma Solutions Disposal Group
During March 2024, the Company announced it had entered into an agreement to sell its Pharma Solutions business that is primarily made up of most businesses within the Company’s existing Pharma Solutions reportable operating segment (the “Pharma Solutions disposal group”). The Company completed the divestiture on May 1, 2025, and received gross cash proceeds of approximately $2.564 billion. The sale consideration is subject to certain post-closing adjustments, which are primarily related to cash, working capital balances, and other adjustments per the transaction agreement. There is significant uncertainty regarding the resolution of these post-closing adjustments, which can result in a significant increase or decrease in the total consideration received.
The following table summarizes the fair value of sale consideration received in connection with the business divestiture:

(DOLLARS IN MILLIONS)
Cash proceeds from the buyer	$2,564
Amount held in escrow	17
Earnout consideration	100
Direct costs to sell	(30)
Fair value of sale consideration	$2,651

The fair value of sale consideration includes the fair value of the earnout expected to be received from the Buyer of $100 million (representing the full amount of the earnout potentially payable under the transaction agreement). The Company has potential to earn a total of $250 million additional proceeds based on the 2024 and 2025 results of the Pharma Solutions disposal group. The 2024 results and related earnout amount are in process of being finalized with the buyer in a third-party arbitration process. The Company engaged an independent third party to determine the fair value of the expected earnout consideration as of September 30, 2025, which was based on a Monte Carlo simulation. The fair value estimation uses Level 3 unobservable inputs as categorized within the ASC Topic 820 fair value hierarchy. This method considers the terms and conditions of the earnout as described in the relevant transaction agreements, our best estimates of forecasted EBITDA for the earnout periods as applicable, and assumptions such as risk-adjusted discount rate, EBITDA volatility, counterparty discount rate and risk-free rate. The simulation consists first in risk-adjusting the EBITDA projections using a risk-adjusted discount rate and then simulating a range of EBITDA over the applicable period using the estimate of EBITDA volatility. The fair value of the earnout is estimated as the present value of the potential range of payouts averaged across the range of simulated EBITDA using the counterparty discount rate. As the determination of performance of the subject business in 2024 has not been resolved and the actual performance for all of 2025 is not yet known, these estimations are subject to significant uncertainty. Based on the final calculation of 2024 and 2025 results, there could be a significant increase or decrease in the total earnout received by the Company.
The net proceeds received from the business divestiture presented under Cash flows from investing activities represent the cash portion of the sale consideration, reduced by the cash transferred to the buyer as part of the transaction. Amounts paid for direct costs to sell are presented under Cash flows from operating activities.
The following table summarizes the different components of net proceeds received from the business divestiture presented under Cash flows from investing activities:

(DOLLARS IN MILLIONS)
Cash proceeds from the buyer	$2,564
Cash transferred to the buyer	(29)
Net Cash flows from investing activities	$2,535
The carrying value of net assets associated with the Pharma Solutions disposal group, adjusted for currency translation adjustment, NCI, and pension adjustments, amounted to approximately $2.772 billion. The major classes of assets and liabilities sold consisted of the following:

(DOLLARS IN MILLIONS)	May 1, 2025
Assets
Cash and cash equivalents	$29
Trade receivables, net	218
Inventories	289
Property, plant and equipment, net	439
Goodwill(1)	1,190
Other intangible assets, net	1,093
Operating lease right-of-use assets	68
Deferred tax assets	17
Other assets	116
Less: Loss recognized on assets held-for-sale(2)	(307)
Total assets	3,152
Liabilities
Accounts payable	$(131)
Deferred tax liability	(75)
Other liabilities	(193)
Total liabilities	(399)
Equity
Accumulated other comprehensive income - currency translation adjustment	$49
Accumulated other comprehensive income - pension adjustment	(26)
Non-controlling Interests (NCI)	(4)
Total equity	19
Carrying value of net assets (adjusted for currency translation, pension, and NCI adjustments)	$2,772
_______________________
(1) The goodwill balance is presented net of $64 million of goodwill impairment recorded in 2024.
(2) A loss was recorded on assets held-for-sale in the amount of $307 million through March 31, 2025.
As a result of the business divestiture, the Company recognized a pre-tax loss of approximately $121 million, subject to certain post-closing adjustments, presented in Losses (gains) on business disposals on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the nine months ended September 30, 2025. This is in addition to the life-to-date loss on assets classified as held for sale of $307 million recognized through March 31, 2025. $274 million of the loss on assets classified as held for sale was recognized during the nine months ended September 30, 2024. The total income tax expense recognized was approximately $79 million, including approximately $65 million of income tax benefit that was recognized during the year ended December 31, 2024.
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
The following table summarizes the different components of net proceeds received from the business divestiture presented under Cash flows from investing activities:

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
As a result of the business divestiture, the Company recognized a pre-tax gain of approximately $10 million, subject to certain post-closing adjustments, presented in Losses (gains) on business disposals on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the nine months ended September 30, 2025. The total income tax benefit recognized was approximately $1 million for the nine months ended September 30, 2025.
Divestiture of a Tobacco Flavoring Business in North America
The Company completed the divestiture of the Tobacco Flavoring Business in North America on April 1, 2025, and received gross cash proceeds of approximately $20 million.
As a result of the divestiture, the Company recognized a pre-tax gain of less than $1 million presented in Losses (gains) on business disposals on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the nine months ended September 30, 2025. The total income tax expense recognized was approximately $5 million for the nine months ended September 30, 2025.

Assets and Liabilities Held for Sale
Sale of Soy Crush, Concentrates & Lecithin Business
On August 5, 2025, the Company announced it had entered into a definitive agreement to divest its Soy Crush, Concentrates, and Lecithin business (the “SCL disposal group”), which is included in the Food Ingredients segment. This sale aligns with IFF’s strategy to strengthen its portfolio and supports the ongoing evaluation of strategic alternatives for the Food Ingredients segment. The transaction is subject to customary closing conditions and is expected to close by the second quarter of 2026.
The sale does not constitute a strategic shift of the Company’s operations and does not, and will not, have major effects on the Company’s operations and financial results considering only the SCL disposal group and not any future divestitures which may be considered as part of the same disposal plan. Therefore, the transaction does not meet the discontinued operations criteria.
The Company determined that the assets and liabilities of the SCL disposal group met the criteria to be presented as “held for sale” during the third quarter of 2025. As a result, as of September 30, 2025, such assets and liabilities were classified as held for sale on the Consolidated Balance Sheets.
The Company determined that the fair value of $108 million (fair value of $110 million less estimated costs to sell of $2 million) of the disposal group was less than its book value. As such, the Company recorded an impairment loss of $108 million in the third quarter of 2025 to adjust the net book value of this business to its fair value less costs to sell. The Company recorded the loss on classification of held for sale as a valuation allowance on the group of assets held for sale, without allocation to the individual assets or major classes of assets within the group. Due to the nature of estimates, the carrying value is subject to change based on developments leading up to the closing date, and the actual amounts realized upon sale may be more than or less than the estimated carrying value of the disposal group. Any difference will be recognized as a gain or loss in future financial statements.
For the three and nine months ended September 30, 2025, the Company recognized total income tax benefits of approximately $25 million related to loss on assets classified as held for sale for the SCL disposal group.
Carrying Amount of Assets and Liabilities Held for Sale
The Company’s Consolidated Balance Sheet as of September 30, 2025 included the carrying amounts of the assets and liabilities of the SCL disposal group as held for sale.
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

(DOLLARS IN MILLIONS)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$—	$2
Trade receivables, net	16	187
Inventories	48	274
Property, plant and equipment, net	92	451
Goodwill	—	1,216
Other intangible assets, net	88	1,078
Operating lease right-of-use assets	7	57
Other assets	9	108
Less: Loss recognized on assets held-for-sale	(108)	(317)
Total assets held-for-sale	$152	$3,056
Liabilities
Accounts payable	$35	$90
Deferred tax liability	—	51
Other liabilities	9	191
Total liabilities held-for-sale	$44	$332

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
For the three and nine months ended September 30, 2025, the Company incurred approximately $16 million and $54 million, respectively, in severance costs in connection with the IFF Productivity Program. As of September 30, 2025, the Company incurred approximately $57 million related to severance costs and approximately $20 million in fixed asset write downs in connection with this program since inception.
Changes in Restructuring Liabilities
Changes in restructuring liabilities during the nine months ended September 30, 2025 were as follows:

(DOLLARS IN MILLIONS)	Balance at January 1, 2025	Additional Charges (Reversals), Net	Cash Payments	Balance at September 30, 2025
IFF Productivity Program
Severance	$3	$54	$(24)	$33
Total Restructuring and other charges	$3	$54	$(24)	$33
Restructuring liabilities are presented in “Other current liabilities” on the Consolidated Balance Sheets.

Charges by Segment
The following table summarizes the total amount of costs incurred in connection with the restructuring programs and activities by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2025	2024	2025	2024
Taste	$9	$—	$17	$1
Food Ingredients	2	—	12	2
Health & Biosciences	4	—	12	1
Scent	1	—	13	1
Pharma Solutions	—	1	—	1
Total Restructuring and other charges	$16	$1	$54	$6

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
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2025	2024	2025	2024
Equity-based awards	$21	$16	$72	$59
Liability-based awards	—	1	1	3
Total stock-based compensation expense	21	17	73	62
Less: Tax benefit	(4)	(3)	(14)	(12)
Total stock-based compensation expense, after tax	$17	$14	$59	$50
As of September 30, 2025, there was approximately $86 million of total unrecognized compensation cost related to non-vested awards granted under the equity incentive plans.

NOTE 6. SEGMENT INFORMATION
Effective January 1, 2025, the Company implemented a reorganization of its internal structure, which impacted the way the CODM, the Chief Executive Officer, allocates resources and assesses financial performance. As a result, the Company updated its reportable segments beginning with the first quarter of 2025.
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
Segment information for the three months and nine months ended September 30, 2024 has been recast to reflect the updated segment structure and changes in corporate allocations among the Company’s reportable segments on a comparable basis.
The Company’s CODM does not use assets by segment to evaluate segment performance or allocate resources and thus, total assets by segment are not disclosed.

Reportable segment information was as follows:
As a result of the divestitures of the Pharma Solutions disposal group and Nitrocellulose business that were completed during May 2025, the Pharma Solutions reportable segment information for the nine months ended September 30, 2025 includes four months of results.

	Three Months Ended September 30, 2025
	Taste	Food Ingredients	Health & Biosciences	Scent	Total
Net sales	$635	$830	$577	$652	$2,694
Cost of sales	(379)	(642)	(315)	(374)
Research & development expenses	(41)	(13)	(57)	(63)
Selling & administrative expenses	(103)	(104)	(87)	(97)
Depreciation expense add-back (a)	16	35	32	17
Adjusted Operating EBITDA	$128	$106	$150	$135	$519

Reconciliation of Adjusted Operating EBITDA:
Total Adjusted Operating EBITDA	$519
Depreciation & Amortization	(247)
Interest Expense	(48)
Other Expense, net (b)	(14)
Restructuring and Other Charges (c)	(16)
Loss on Assets Classified as Held for Sale (f)	(108)
Divestiture and Integration Costs (g)	(13)
Strategic Initiative Costs (h)	(10)
Regulatory Costs (i)	(7)
Entity Realignment Costs (k)	(1)
Other (l)	1
Income (Loss) Before Taxes	$56

	Nine Months Ended September 30, 2025
	Taste	Food Ingredients	Health & Biosciences	Scent	Pharma Solutions	Total
Net sales	$1,893	$2,476	$1,694	$1,869	$369	$8,301
Cost of sales	(1,133)	(1,893)	(924)	(1,054)	(248)
Research & development expenses	(128)	(39)	(164)	(180)	(8)
Selling & administrative expenses	(295)	(300)	(259)	(275)	(42)
Depreciation expense add-back (a)	47	97	92	49	5
Adjusted Operating EBITDA	$384	$341	$439	$409	$76	$1,649

Reconciliation of Adjusted Operating EBITDA:
Total Adjusted Operating EBITDA	$1,649
Depreciation & Amortization	(725)
Interest Expense	(180)
Other Expense, net (b)	(44)
Restructuring and Other Charges (c)	(54)
Impairment of Goodwill (d)	(1,153)
(Losses) Gains on Business Disposals (e)	(111)
Loss on Assets Classified as Held for Sale (f)	(108)
Divestiture and Integration Costs (g)	(90)
Strategic Initiative Costs (h)	(24)
Regulatory Costs (i)	(71)
Gain on Debt Extinguishment (j)	488
Entity Realignment Costs (k)	(5)
Other (l)	(6)
Income (Loss) Before Taxes	$(434)

	Three Months Ended September 30, 2024
	Taste	Food Ingredients	Health & Biosciences	Scent	Pharma Solutions	Total
Net sales	$623	$843	$568	$613	$278	$2,925
Cost of sales	(369)	(668)	(305)	(353)	(178)
Research & development expenses	(38)	(17)	(44)	(57)	(6)
Selling & administrative expenses	(103)	(99)	(96)	(94)	(30)
Depreciation expense add-back (a)	16	32	29	19	4
Adjusted Operating EBITDA	$129	$91	$152	$128	$68	$568

Reconciliation of Adjusted Operating EBITDA:
Total Adjusted Operating EBITDA	$568
Depreciation & Amortization	(248)
Interest Expense	(74)
Other Expense, net (b)	(28)
Restructuring and Other Charges (c)	(1)
(Losses) Gains on Business Disposals (e)	(20)
Loss on Assets Classified as Held for Sale (f)	(32)
Divestiture and Integration Costs (g)	(55)
Strategic Initiative Costs (h)	(6)
Regulatory Costs (i)	(10)
Other (l)	1
Income (Loss) Before Taxes	$95

	Nine Months Ended September 30, 2024
	Taste	Food Ingredients	Health & Biosciences	Scent	Pharma Solutions	Total
Net sales	$1,852	$2,546	$1,653	$1,861	$801	$8,713
Cost of sales	(1,110)	(1,996)	(885)	(1,031)	(546)
Research & development expenses	(117)	(58)	(140)	(167)	(19)
Selling & administrative expenses	(299)	(283)	(273)	(275)	(84)
Depreciation expense add-back (a)	47	99	86	51	21
Adjusted Operating EBITDA	$373	$308	$441	$439	$173	$1,734

Reconciliation of Adjusted Operating EBITDA:
Total Adjusted Operating EBITDA	$1,734
Depreciation & Amortization	(772)
Interest Expense	(236)
Other Expense, net (b)	(44)
Restructuring and Other Charges (c)	(6)
Impairment of Goodwill (d)	(64)
(Losses) Gains on Business Disposals (e)	348
Loss on Assets Classified as Held for Sale (f)	(284)
Divestiture and Integration Costs (g)	(172)
Strategic Initiative Costs (h)	(22)
Regulatory Costs (i)	(64)
Entity Realignment Costs (k)	(3)
Other (l)	8
Income (Loss) Before Taxes	$423
_______________________

a)	There is depreciation recorded within cost of sales, research & development expenses, and selling & administrative expenses, which is then added back to calculate segment Adjusted Operating EBITDA. This reflects how the CODM reviews Segment results.
b)	Please refer to Note 8 for additional information.
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
e)
For 2025, primarily represents losses recognized as part of the sale of the Pharma Solutions disposal group, offset in part by gains recognized as part of the sale of the Nitrocellulose business. For 2024, primarily represents gains recognized as part of the sale of the Cosmetic Ingredients business and losses recognized as part of the sale of the Flavors & Essences UK business. Please refer to Note 3 for additional information.

f)	For 2025, represents the loss recognized on assets classified as held for sale of the Soy Crush, Concentrates & Lecithin business. For 2024, represents the losses recognized on assets classified as held for sale of the Pharma Solutions disposal group and portion of the Savory Solutions business in Turkey.
g)
For 2025 and 2024, primarily represents costs related to the Company’s completed and anticipated divestitures. These costs primarily consisted of external consulting fees, professional and legal fees and salaries of individuals who are fully dedicated to such efforts.

For the three months ended September 30, 2025, there were approximately $13 million of divestiture costs. For the three months ended September 30, 2024, business divestiture costs were approximately $55 million.

For the nine months ended September 30, 2025, there were approximately $90 million of divestiture costs. For the nine months ended September 30, 2024, business divestiture and integration costs were approximately $167 million and $5 million, respectively.

h)	Represents costs related to the Company’s strategic assessment and business portfolio optimization efforts and reorganizing the Global Business Services Centers, primarily consulting fees.
i)	Represents costs primarily related to legal fees and provisions incurred related to the ongoing investigations of the fragrance businesses including a provision for the anticipated settlement of the related US class action lawsuits.
j)	For 2025, represents the gain recognized on the extinguishment of debt in connection with the completion of tender offers. Please refer to Note 13 for additional information.

k)
Represents primarily consulting costs related to the Company’s implementation of a phased restructuring initiative aimed at optimizing its legal entity framework. See Note 9 for additional information.

l)	For 2025, primarily represents the net impact of costs related to severance, including accelerated stock compensation expense, for certain executives who have separated from the Company. For 2024, represents gains (losses) from sale of assets and executive employee separation costs.

Segment capital expenditures consisted as follows:

	Three Months Ended September 30,
(DOLLARS IN MILLIONS)	2025	2024
Taste	$15	$18
Food Ingredients	59	34
Health and Biosciences	37	17
Scent	21	18
Pharma Solutions	—	16
Consolidated	$132	$103

	Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2025	2024
Taste	$57	$41
Food Ingredients	159	104
Health and Biosciences	99	52
Scent	53	43
Pharma Solutions	38	63
Consolidated	$406	$303
Net sales, which are attributed to individual regions based upon the destination of product delivery, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2025	2024	2025	2024
Europe, Africa and Middle East	$933	$964	$2,838	$2,913
North America	779	886	2,450	2,628
Greater Asia	617	694	1,934	2,057
Latin America	365	381	1,079	1,115
Consolidated	$2,694	$2,925	$8,301	$8,713

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2025	2024	2025	2024
Net sales related to the U.S.	$737	$834	$2,302	$2,467
Net sales attributed to all foreign countries	1,957	2,091	5,999	6,246
No country other than the U.S. had net sales greater than 10% of total consolidated net sales for each of the three and nine months ended September 30, 2025 and 2024.

NOTE 7. EMPLOYEE BENEFITS
The Company’s defined benefit plan expenses included the following components:

(DOLLARS IN MILLIONS)	U.S. Plans(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest cost on projected benefit obligation(3)	$1	$6	$2	$17
Expected return on plan assets(3)	—	(6)	—	(18)
Net amortization and deferrals(3)	(1)	1	—	3
Net periodic benefit (income) cost	$—	$1	$2	$2

(DOLLARS IN MILLIONS)	Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service cost for benefits earned(2)	$6	$6	$16	$18
Interest cost on projected benefit obligation(3)	8	9	26	27
Expected return on plan assets(3)	(12)	(13)	(35)	(38)
Net amortization and deferrals(3)	—	2	2	5
Net periodic benefit (income) cost	$2	$4	$9	$12
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
The Company expects to contribute a total of $5 million to its U.S. pension plans and a total of $22 million to its non-U.S. pension plans during 2025. During the nine months ended September 30, 2025, $3 million of contributions were made with respect to the Company’s non-qualified U.S. pension plans and $17 million of contributions were made to the non-U.S. pension plans.
Expense recognized for post-retirement benefits other than pensions included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2025	2024	2025	2024
Interest cost on projected benefit obligation	$1	$1	$2	$2
Net amortization and deferrals	—	(1)	(1)	(2)
Total postretirement benefit expense	$1	$—	$1	$—
The Company expects to make $4 million of payments related to its postretirement benefits other than pension plans during 2025. In the nine months ended September 30, 2025, $2 million of benefit payments were made.

NOTE 8. OTHER EXPENSE, NET
Other expense, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2025	2024	2025	2024
Foreign exchange losses	$(21)	$(31)	$(62)	$(72)
Interest income	4	3	15	9
Pension-related benefit	3	1	4	4
Other	—	(1)	(1)	15
Other expense, net	$(14)	$(28)	$(44)	$(44)

NOTE 9. INCOME TAXES
The effective tax rate for the three months ended September 30, 2025 was 26.8%, which was primarily due to the mix of pre-tax income and losses in different jurisdictions.
The effective tax rate for the nine months ended September 30, 2025 was 10.1%, which was primarily driven by the tax benefit resulting from the entity realignment project, offset in part by the impact of business divestitures, a goodwill impairment charge that is mostly non-taxable and changes in the mix of earnings post-divestitures. During the nine months ended September 30, 2025, a one-time tax benefit of $361 million was achieved as part of the realignment project which is partially offset by the execution costs to implement.
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
Based on the Company’s assessment, the OBBBA is expected to have a favorable impact to the Company’s cash taxes for 2025, driven primarily by acceleration of certain timing items noted above. It is not expected to have a material impact on the Company’s effective tax rate for 2025. The Company is still evaluating the potential impact of the OBBBA for provisions effective beginning in 2026.
As of September 30, 2025, the Company had approximately $221 million of unrecognized tax benefits recorded in Other liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
As of September 30, 2025, the Company had accrued interest and penalties of approximately $60 million classified in Other liabilities.
As of September 30, 2025, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was approximately $281 million associated with tax positions asserted in various jurisdictions.
The Company regularly repatriates earnings from non-U.S. subsidiaries. As the Company repatriates these funds to the U.S., there will be required income taxes payable in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of September 30, 2025, the Company had a deferred tax liability of approximately $144 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where the Company intends to indefinitely reinvest the earnings to fund local operations and/or capital projects.

NOTE 10. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of the following amounts:

(DOLLARS IN MILLIONS)	September 30, 2025	December 31, 2024
Asset Type
Land	$136	$137
Buildings and improvements	1,761	1,690
Machinery and equipment	3,667	3,466
Information technology	571	514
Construction in process	475	360
Total Property, plant and equipment	6,610	6,167
Accumulated depreciation	(2,742)	(2,428)
Total Property, plant and equipment, net	$3,868	$3,739
Depreciation expense was $101 million and $102 million for the three months ended September 30, 2025 and 2024, respectively, and $291 million and $305 million for the nine months ended September 30, 2025 and 2024, respectively.
Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time straight-line amortization of the capitalized interest begins over the estimated useful lives of the related assets. Capitalized interest was approximately $3 million for each of the three months ended September 30, 2025 and 2024, respectively, and approximately $9 million and $10 million for each of the nine months ended September 30, 2025 and 2024, respectively.

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill attributable to each reportable segment for the nine months ended September 30, 2025 were as follows:

(DOLLARS IN MILLIONS)	Nourish	Taste	Food Ingredients	Scent	Health & Biosciences	Pharma Solutions	Total
Balance at January 1, 2025	$3,315	$—	$—	$1,465	$4,295	$—	$9,075
Reallocation of goodwill in segment reorganization	(3,315)	2,176	1,153	—	(14)	—	—
Transferred to assets held for sale	—	(6)	—	—	—	—	(6)
Impairment	—	—	(1,153)	—	—	—	(1,153)
Foreign exchange	—	125	—	44	179	—	348
Balance at September 30, 2025	$—	$2,295	$—	$1,509	$4,460	$—	$8,264
Goodwill Impairment Test
Effective January 1, 2025, the Company reorganized its Nourish segment into two new reportable segments: Taste and Food Ingredients, to align with changes in the Company’s internal management reporting structure. As a result of this change, goodwill previously allocated to the Nourish reporting unit was reallocated between the new Taste and Food Ingredients reporting units. In accordance with ASC 350, the Company performed a quantitative goodwill impairment test on the former Nourish reporting unit immediately prior to the change, and separately tested goodwill for the new Taste and Food Ingredients reporting units following the reorganization. Based on the results of the impairment testing, the Company determined that the carrying amount of the Food Ingredients reporting unit exceeded its estimated fair value, and accordingly recognized a goodwill impairment charge of $1.153 billion. This charge is reflected in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the nine months ended September 30, 2025. As of September 30, 2025, there is no remaining goodwill attributable to the Food Ingredients reporting unit.
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

Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	September 30,	December 31,
(DOLLARS IN MILLIONS)	2025	2024
Asset Type
Customer relationships	$7,192	$7,004
Technological know-how	1,996	1,937
Trade names & patents	284	268
Other	24	25
Total carrying value	9,496	9,234
Accumulated Amortization
Customer relationships	(2,102)	(1,765)
Technological know-how	(1,038)	(875)
Trade names & patents	(152)	(128)
Other	(21)	(21)
Total accumulated amortization	(3,313)	(2,789)
Other intangible assets, net	$6,183	$6,445
Amortization
Amortization expense was $146 million for both of the three months ended September 30, 2025 and 2024, respectively, and $434 million and $467 million for each of the nine months ended September 30, 2025 and 2024, respectively.
Amortization expense for the next five years, based on valuations and determinations of useful lives, is expected to be as follows:

(DOLLARS IN MILLIONS)	Remainder of 2025	2026	2027	2028	2029
Estimated future intangible amortization expense	$146	$581	$493	$480	$444

NOTE 12.    OTHER CURRENT ASSETS AND LIABILITIES, AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	September 30, 2025	December 31, 2024
Value-added tax receivable	$136	$118
Prepaid income taxes	267	177
Deferred charges	34	44
Packaging materials and supplies	126	123
Prepaid expenses	180	159
Earnout receivable	100	—
Other	68	65
Total	$911	$686

Other assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	September 30, 2025	December 31, 2024
Deferred income taxes	$233	$240
Overfunded pension plans	179	144
Cash surrender value of life insurance contracts	55	52
Finance lease right-of-use assets	32	27
Equity method investments	15	10
Long-term receivables(1)	257	153
Other(2)	211	281
Total	$982	$907
_______________________
(1)Primarily relates to long-term tax receivables due to an operating loss carryback, long-term uncertain tax benefits, and receivables from certain government authorities, which the Company has corresponding payables to DuPont in relation to the N&B Transaction in 2021.
(2)Includes land usage rights in China.

Other current liabilities consisted of the following amounts:

(DOLLARS IN MILLIONS)	September 30, 2025	December 31, 2024
Rebates and incentives payable	$104	$111
Value-added tax payable	36	24
Interest payable	35	42
Current pension and other postretirement benefit obligation	14	12
Accrued restructuring	33	3
Current operating lease obligation	93	82
Accrued income taxes	226	129
Accrued expenses payable	304	203
Other	199	196
Total	$1,044	$802

NOTE 13.    DEBT
Debt consisted of the following:

(DOLLARS IN MILLIONS)	Effective Interest Rate	September 30, 2025	December 31, 2024
2025 Notes(1)(2)	1.22%	$—	$1,000
2026 Euro Notes(1)	1.93%	938	827
2027 Notes(1)(2)	1.56%	805	1,209
2028 Notes(1)	4.57%	399	398
2030 Notes(1)(2)	2.21%	1,239	1,507
2040 Notes(1)(2)	3.04%	342	771
2047 Notes(1)(2)	4.44%	392	495
2048 Notes(1)(2)	5.12%	674	787
2050 Notes(1)(2)	3.21%	888	1,568
2026 Term Loan Facility(1)	4.88%	—	413
Revolving Credit Facility(3)		—	—
Commercial paper(4)		370	—
Bank overdrafts and other		2	2
Total debt		6,049	8,977
Less: Short-term borrowings		(1,308)	(1,413)
Total Long-term debt		$4,741	$7,564
_______________________
(1)Amount is net of unamortized discount and debt issuance costs.
(2)Included in the tender offers described below.
(3)Borrowings under the Revolving Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused borrowings.
(4)The effective interest rate of commercial paper issuances fluctuates as short-term interest rates and demand fluctuate, and deferred debt issuance costs are immaterial. Refer to “Commercial Paper” below.
Repayments of Debt
2025 Notes
On September 30, 2025, the Company made a $500 million debt repayment related to the 2025 Notes, which was primarily funded from commercial paper issuances.
Tender Offers
On May 20, 2025, the Company completed tender offers to purchase for cash certain of its outstanding series of Senior Notes for an aggregate purchase price, excluding accrued and unpaid interest, of $2.0 billion. The carrying value of this series of Senior Notes purchased as a result of these tender offers was $2.5 billion. The Company also incurred approximately $6 million of banking and legal costs. In connection with the completion of these tender offers, the Company recognized a gain on debt extinguishment of $488 million within the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The tender offers were primarily funded through the proceeds received from the divestiture of the Pharma Solutions disposal group.
Other
For the nine months ended September 30, 2025, the Company made debt repayments totaling approximately $413 million on the remaining balance of the 2026 Term Loan Facility. This was done using a portion of the cash proceeds from the divestiture of the Pharma Solutions disposal group in accordance with the terms of the Term Loan Facility agreement.
For the nine months ended September 30, 2024, the Company made a $270 million and €500 million (approximately $547 million) debt repayment at maturity related to the 2024 Term Loan Facility and 2024 Euro Notes, respectively, which were primarily funded from commercial paper issuances, and subsequently repaid using proceeds received from the divestiture of the Cosmetic Ingredients business. The Company also made quarterly debt repayments totaling approximately $157 million related to the 2026 Term Loan Facility in accordance with the terms of the debt agreement.

Commercial Paper
As of September 30, 2025, the amount of commercial paper outstanding was $370 million with a weighted average interest rate of 4.50% and a weighted average maturity of 43 days. As of December 31, 2024, there was no commercial paper outstanding.
For the nine months ended September 30, 2025, the Company had gross issuances of $3.820 billion and repayments of $3.450 billion under the commercial paper program. For the nine months ended September 30, 2024, the Company had gross issuances of $3.653 billion and repayments of $3.653 billion under the commercial paper program. The commercial paper issued during both the nine months ended September 30, 2025 and 2024 had original maturities of less than 90 days.
The commercial paper program is backed by the borrowing capacity available under the Revolving Credit Facility. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense.
Revolving Credit Facility
For the nine months ended September 30, 2025, the Company had no drawdowns or repayments under the Revolving Credit Facility. For the nine months ended September 30, 2024, the Company had drawdowns of $250 million and repayments of $250 million under the Revolving Credit Facility.
On June 25, 2025, the Company, with its lenders, entered into the Fourth Amended and Restated Credit Agreement (“Revolving Credit Agreement”), which amended and restated the most recent Amendment No. 4 to the Third Amended and Restated Credit Agreement dated September 19, 2023. This amendment and restatement, among other things, extended the termination date to June 25, 2030, as well as removed the financial covenant relief period and associated restrictions. The Revolving Credit Agreement states that from the effective date through September 30, 2025, our net debt to credit adjusted EBITDA ratio shall not exceed 4.00x, and shall not exceed 3.75x thereafter, with a temporary step-up to 4.25x permitted for three fiscal quarters following an acquisition exceeding $500 million in paid consideration. As of September 30, 2025, the Company was in compliance with all financial and other covenants.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of September 30, 2025, the Company has a total capacity of approximately $1.735 billion of lines of credit with various financial institutions, of which $1.733 billion is available as of September 30, 2025.

NOTE 14.   LEASES
The Company has leases for corporate offices, manufacturing facilities, research and development facilities and certain transportation and office equipment. The Company’s leases have remaining lease terms of up to 50 years, some of which include options to extend the leases for up to 15 years.
The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(DOLLARS IN MILLIONS)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating leases
Operating lease cost	$32	$31	$90	$95
Variable lease cost	11	14	43	42
Total operating lease cost	$43	$45	$133	$137
Finance leases
Finance lease cost	$4	$3	$10	$9

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended	Nine Months Ended
(DOLLARS IN MILLIONS)	September 30, 2025	September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$99	$90
Operating cash flows for finance leases	1	1
Financing cash flows for finance leases	9	7
Right-of-use assets obtained in exchange for lease obligations
Operating leases	84	44
Finance leases	14	12
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

The carrying values and the estimated fair values of financial instruments at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025		December 31, 2024
(DOLLARS IN MILLIONS)	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 1
Cash and cash equivalents(1)	$621	$621	$469	$469
LEVEL 2
Credit facilities and bank overdrafts(2)	2	2	2	2
Derivatives
Derivative assets(3)	3	3	9	9
Derivative liabilities(3)	249	249	129	129
Commercial paper(2)	370	370	—	—
Long-term debt:
2025 Notes(4)	—	—	1,000	972
2026 Euro Notes(4)	938	932	827	813
2027 Notes(4)	805	761	1,209	1,102
2028 Notes(4)	399	402	398	391
2030 Notes(4)	1,239	1,104	1,507	1,274
2040 Notes(4)	342	253	771	536
2047 Notes(4)	392	319	495	392
2048 Notes(4)	674	602	787	686
2050 Notes(4)	888	589	1,568	985
2026 Term Loan Facility(5)	—	—	413	413
LEVEL 3
Earnout Receivable(6)	100	100	—	—
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
(5)The carrying amount approximates fair value as the interest rate is reset frequently based on current market rates.
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
Hedges Related to Issuances of Debt
As of September 30, 2025, the Company had designated approximately $938 million of Euro Notes as a hedge of a portion of its net European investments. Accordingly, the change in the value of the debt that is attributable to foreign exchange movements is recorded in Other comprehensive income (“OCI”) as a component of foreign currency translation adjustments in the accompanying Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
Cross Currency Swaps
The Company has twelve EUR/USD cross currency swaps with a notional value of $1.4 billion that mature through November 2030. The swaps all qualified as net investment hedges in order to mitigate a portion of the Company’s net European investments from foreign currency risk. As of September 30, 2025, the twelve swaps were in a liability position with an aggregate fair value of $240 million, which were classified as Other liabilities on the Consolidated Balance Sheets. Changes in fair value related to cross currency swaps are recorded in OCI.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of September 30, 2025 and December 31, 2024:

(DOLLARS IN MILLIONS)	September 30, 2025	December 31, 2024
Foreign currency contracts(1)	$(1,829)	$(1,512)
Commodity contracts(1)	3	7
Cross currency swaps	1,400	1,400
_______________________
(1)Foreign currency contracts and commodity contracts are presented net of contracts bought and sold.
The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected on the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024:

	September 30, 2025
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency forward contracts	$—	$3	$3
Total derivative assets	$—	$3	$3
Derivative liabilities(2)
Foreign currency contracts	$—	$8	$8
Cross currency swaps	240	—	240
Commodity contracts	—	1	1
Total derivative liabilities	$240	$9	$249

	December 31, 2024
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency contracts	$—	$8	$8
Commodity contracts	1	—	1
Total derivative assets	$1	$8	$9
Derivative liabilities(2)
Foreign currency contracts	$—	$39	$39
Cross currency swaps	90	—	90
Total derivative liabilities	$90	$39	$129
 _______________________
(1)Derivative assets are recorded to Prepaid expenses and other current assets on the Consolidated Balance Sheets.
(2)Derivative liabilities are recorded to Other current liabilities and Other liabilities on the Consolidated Balance Sheets.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024:

	Amount of Gain (Loss) Recognized in Income on Derivative Settlements		Amount of Gain (Loss) Recognized in Income on Changes in Fair Value		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Three Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Foreign currency contracts(1)	$16	$62	$(41)	$80	Other expense, net
Commodity contracts	—	—	1	—	Cost of sales
Total	$16	$62	$(40)	$80

	Amount of Gain (Loss) Recognized in Income on Derivative Settlements		Amount of Gain (Loss) Recognized in Income on Changes in Fair Value		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Foreign currency contracts(1)	$131	$21	$25	$16	Other expense, net
Commodity contracts	—	(1)	1	—	Cost of sales
Total	$131	$20	$26	$16
_______________________
(1)The foreign currency contract net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative and non-derivative instruments designated as cash flow and net investment hedging instruments, net of tax, on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024:

	Amount of Gain (Loss) Recognized in OCI on Derivative and Non-Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (“AOCI”) into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
(DOLLARS IN MILLIONS)	2025	2024		2025	2024
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$—	$1	Cost of sales	$—	$1
Interest rate swaps(1)	—	—	Interest expense	—	—
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	11	(38)	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2026 Euro Notes	3	(28)	N/A	—	—
Total	$14	$(65)		$—	$1

	Amount of Gain (Loss) Recognized in OCI on Derivative and Non-Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2025	2024		2025	2024
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$—	$(7)	Cost of sales	$—	$—
Commodity contracts	(1)	2	Cost of sales	1	1
Interest rate swaps(1)	—	—	Interest expense	(1)	—
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	(115)	(2)	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	—	3	N/A	—	—
2026 Euro Notes	(84)	(8)	N/A	—	—
Total	$(200)	$(12)		$—	$1
_______________________
(1)     Interest rate swaps were entered into as pre-issuance hedges for the Company’s bond offerings.
The ineffective portion of the above noted net investment hedges was approximately $3 million and $10 million for the three and nine months ended September 30, 2025, respectively, and $3 million and $11 million for the three and nine months ended September 30, 2024, respectively, was recorded as a reduction to Interest expense on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
At September 30, 2025, based on current market rates, the Company does not expect any material derivative losses (net of tax), included in AOCI, to be reclassified into earnings within the next 12 months.

Subsequent Event
On October 1, 2025, we entered into agreements with various banks to expand our cross currency swap capacity by $500 million, bringing the total notional value of swaps to $1.9 billion. The swaps mature in September 2028 and November 2030 and qualify as net investment hedges in order to mitigate a portion of the Company’s net European investments from foreign currency risk.

NOTE 16.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present changes in the accumulated balances for each component of other comprehensive loss, including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive loss, for the three and nine months ended September 30, 2025 and 2024:

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive loss, net of tax, as of July 1, 2025	$(1,264)	$(3)	$(148)	$(1,415)
OCI before reclassifications	(47)	—	(1)	(48)
Net current period other comprehensive income (loss)	(47)	—	(1)	(48)
Accumulated other comprehensive loss, net of tax, as of September 30, 2025	$(1,311)	$(3)	$(149)	$(1,463)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive loss, net of tax, as of January 1, 2025	$(2,426)	$(2)	$(99)	$(2,527)
OCI before reclassifications	1,067	(1)	(2)	1,064
Reclassifications due to business divestitures	48	—	(50)	(2)
Amounts reclassified from AOCI	—	—	2	2
Net current period other comprehensive income (loss)	1,115	(1)	(50)	1,064
Accumulated other comprehensive loss, net of tax, as of September 30, 2025	$(1,311)	$(3)	$(149)	$(1,463)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive loss, net of tax, as of July 1, 2024	$(2,073)	$(5)	$(237)	$(2,315)
OCI before reclassifications	555	2	(3)	554
Amounts reclassified from AOCI	—	(1)	2	1
Net current period other comprehensive income (loss)	555	1	(1)	555
Accumulated other comprehensive loss, net of tax, as of September 30, 2024	$(1,518)	$(4)	$(238)	$(1,760)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive loss, net of tax, as of January 1, 2024	$(1,652)	$1	$(245)	$(1,896)
OCI before reclassifications	130	(4)	1	127
Reclassifications due to business divestitures	4	—	—	4
Amounts reclassified from AOCI	—	(1)	6	5
Net current period other comprehensive income (loss)	134	(5)	7	136
Accumulated other comprehensive loss, net of tax, as of September 30, 2024	$(1,518)	$(4)	$(238)	$(1,760)
The following table provides details about reclassifications out of Accumulated other comprehensive loss to the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) other than due to business divestitures:

	Three Months Ended September 30,		Affected Line Item in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(DOLLARS IN MILLIONS)	2025	2024
(Losses) gains on pension and postretirement liability adjustments
Prior service cost	$—	$1	(1)
Actuarial losses	—	(3)	(1)
Total	$—	$(2)	Total, net of income taxes

	Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(DOLLARS IN MILLIONS)	2025	2024
(Losses) gains on pension and postretirement liability adjustments
Prior service cost	$1	$2	(1)
Actuarial losses	(3)	(8)	(1)
Total	$(2)	$(6)	Total, net of income taxes
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
As of September 30, 2025, the Company had a total of approximately $211 million of available bank guarantees, commercial guarantees, standby letters of credit and surety bonds with various financial institutions. There was a total of approximately $51 million outstanding under the bank guarantees, standby letters of credit and commercial guarantees as of September 30, 2025.
The Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011 in the amount of approximately $7 million as of September 30, 2025.
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
Periodically, the Company assesses its insurance coverage for all known claims, where applicable, taking into account aggregate coverage by occurrence, limits of coverage, self-insured retentions and deductibles, historical claims experience and claims experience with its insurance carriers. The probable liabilities are recorded at management’s best estimate of the probable outcome of the lawsuits and claims where reasonably estimable, taking into consideration the facts and circumstances of the individual matters as well as past experience on similar matters. At each balance sheet date, management assesses whether it is probable that a loss as to asserted or unasserted claims has been incurred and if so, whether the amount of loss can be reasonably estimated. The Company records the expected liability with respect to claims in Other current liabilities or Other liabilities and expected recoveries from its insurance carriers in Other current assets or Other assets. The Company recognizes a receivable when it believes that realization of the insurance receivable is probable under the terms of the insurance policies and its payment experience to date.
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
On October 29, 2019, IFF and Frutarom filed a claim in the Tel Aviv District Court, Israel, against Ori Yehudai, the former President and CEO of Frutarom, and against certain former directors of Frutarom, challenging the bonus of $20 million granted to Yehudai in 2018. IFF and Frutarom allege, among other things, that Yehudai was not entitled to receive the bonus because he breached his fiduciary duty by, among other things, knowing of the above-mentioned improper payments and failing to prevent them from being made. The parties agreed, pursuant to the court’s recommendation, to attempt to resolve the dispute through mediation, and a court decision is pending with regard to the order in which this claim and the class action described below will be heard.

On March 11, 2020, an IFF shareholder filed a motion to approve a class action in Israel against, among others, Frutarom, Yehudai, and Frutarom’s former board of directors, alleging that former minority shareholders of Frutarom were harmed as a result of the US $20 million bonus paid to Yehudai. The court held an evidentiary hearing on the motion to approve a class action in March 2024. In September 2025, the court issued a decision granting the motion to certify a class action.
Since March 2023, various putative class action lawsuits have been filed against IFF, Firmenich International SA, Givaudan SA, and Symrise AG and/or certain affiliates thereof in the Quebec Superior Court, the Federal Court of Canada, Ontario Superior Court, the Supreme Court of British Columbia and, in several cases, the United States District Court for the District of New Jersey. These actions allege violations of the Canadian Competition Act and the Sherman Act, as applicable, and other related claims, and seek damages and other relief. IFF announced on October 17, 2025, that it entered into a settlement agreement which will be a full settlement of the multiple civil class actions brought by direct purchasers of fragrance products in the United States. Upon approval by the Court, IFF would contribute $26 million to a settlement fund to resolve all class claims related to the antitrust case brought by direct purchasers. Once completed, this settlement will resolve the major part of the pending civil class actions against IFF. The parties expect to resolve the two smaller tiers of class actions in the US in the near future. During the nine months ended September 30, 2025, the Company recognized a provision of $43.25 million within “Selling and Administrative Expenses” in connection with the U.S. class action lawsuits, based on estimated potential settlement amounts, including the settlement disclosed above. This provision does not include any potential liabilities that may arise from other civil proceedings not encompassed by the U.S. class action lawsuits. IFF may face additional civil suits, in the United States, Canada, United Kingdom, European Union or in other countries, relating to such alleged conduct. At this time, IFF is unable to predict the potential outcome of these lawsuits or any potential effect they may have on the Company’s results of operations, liquidity or financial condition. The resolution of any of these items could have a material adverse effect on IFF’s results of operation, financial condition, and overall business.
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
On March 7, 2023, the European Commission (“EC”) and the United Kingdom Competition and Markets Authority (“CMA”) carried out unannounced inspections of certain of IFF’s facilities. On the same day, IFF was served with a grand jury subpoena by the Antitrust Division of the U.S. Department of Justice (“DOJ”). IFF understands the EC, CMA, DOJ and the Swiss Competition Commission are investigating potential anticompetitive conduct as it relates to IFF’s fragrance businesses. The Mexican Competition Commission has also announced that it is investigating potential anticompetitive conduct in the fragrance and fragrance ingredients industries, and investigations are also underway or threatened in other jurisdictions related to claimed anti-competitive conduct. The Company has applied for leniency in a number of these jurisdictions. Leniency, if obtained in a jurisdiction, would generally carry significant benefits by, for example, reducing or eliminating monetary liability in that jurisdiction. Since March 7, 2023, regulatory authorities in other countries have initiated investigations involving the same conduct. While these investigations are confidential, the Company is cooperating and/or seeking leniency in those jurisdictions, as well. IFF has been and intends to continue actively cooperating with these investigations, as well as any other present or future inquiries from governmental authorities. During the first three months of 2024, IFF recognized a provision of €15.9 million (approximately $17.5 million) in connection with a settlement with the EC, which was paid during the third quarter of 2024. This settlement pertains to a charge related to the deletion of messages relevant to the investigation by a former Scent employee. This settlement does not conclude the ongoing antitrust investigation. IFF is currently unable, however, to predict or determine the duration or outcome of the investigations, or whether the outcome of the investigations will materially impact the Company’s results of operations, liquidity or financial condition. However, an adverse judgment or other outcome or settlement with respect to any proceedings discussed above could result in significant fines or payments by IFF. The resolution of any of these items could have a material adverse effect on IFF’s results of operations, financial condition, and overall business.
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

NOTE 18. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In preparing the Consolidated Financial Statements as of and for the three and nine months ended September 30, 2025, Management identified certain income tax-related adjustments that primarily relate to the understatement of income tax expense due to errors in the accounting for transfer pricing, the correction of deferred tax liabilities on goodwill recorded in purchase accounting, and other income tax entries that impacted prior interim and annual financial statements.
Management assessed the materiality of the errors on prior period interim and annual consolidated financial statements in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Based on this assessment, in consideration of both quantitative and qualitative factors, we determined that the related impacts were not material to any previously issued interim or annual financial statements. However, if the corrections were recorded in the three months ended September 30, 2025, they would be material to that period. As such, we revised the previously issued consolidated financial statements for the three and nine months ended September 30, 2024 to correct for the errors in this Form 10-Q. The Company will also correct previously issued financial information for these errors that is not included in this Form 10-Q in its future Quarterly Reports to be filed on Form 10-Q and future Annual Reports to be filed on Form 10-K, as applicable. In conjunction with the revision, we also corrected certain other errors that were previously identified and concluded to be immaterial, individually and in the aggregate, to the Company’s consolidated financial statements as of and for the relevant periods. These include an adjustment to the Pharma Solutions disposal group loss on business disposal which should have been recognized upon the initial classification of the disposal group as held for sale, tax adjustments identified in prior periods primarily related to deferred taxes, balance sheet misclassifications to correct the netting of value added tax receivables and payables and uncertain tax provisions and benefits, an error in the classification of uncertain tax provisions recognized as deferred tax liabilities, an adjustment to record the right of use asset and lease liability related to a lease upon lease commencement that was incorrectly omitted, and a cash flow adjustment to correct the classification of cash paid/received on foreign currency forward contracts from operating activities to investing activities. The applicable notes to the accompanying Consolidated Financial Statements have also been revised to reflect the correction of the errors.
The Company also revised the Inventory and Property, plant, and equipment, net disclosures as of December 31, 2024 revising Raw materials from $657 million to $627 million and Finished goods from $1,108 million to $1,138 million, Land from $136 million to $137 million, Building and improvements from $1,688 million to $1,690 million, Machinery and equipment from $3,447 million to $3,466 million, Information technology from $507 million to $514 million, and Construction in process from $389 million to $360 million to correct the timing of transfer of completed Construction in process projects into service. There was no change to the total Inventory or Property, plant, and equipment, net.
The following tables reflect the impact of the revision to the specific line items presented in our previously reported financial information for the periods impacted by the revision. The Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) and the Consolidated Statements of Cash Flows for the three months ended March 31, 2025 are not presented as the period was not impacted by the revision.

Impacts to Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

	Year Ended December 31, 2024			Year Ended December 31, 2023
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Loss on assets classified as held for sale	$347	$(30)	$317	$—	$—	$—
Income (loss) before income taxes	278	30	308	(2,518)	—	(2,518)
Provision for income taxes	31	10	41	45	24	69
Net income (loss)	247	20	267	(2,563)	(24)	(2,587)
Net income (loss) attributable to IFF shareholders	243	20	263	(2,567)	(24)	(2,591)
Net income (loss) per share - basic	$0.95	$0.09	$1.04	$(10.05)	$(0.09)	$(10.14)
Net income (loss) per share - diluted	$0.95	$0.09	$1.04	$(10.05)	$(0.09)	$(10.14)
Comprehensive income (loss)	(384)	20	(364)	(2,261)	(24)	(2,285)
Comprehensive income (loss) attributable to IFF shareholders	$(388)	$20	$(368)	$(2,265)	$(24)	$(2,289)

	Six Months Ended June 30, 2025			Three Months Ended June 30, 2025
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Loss on Business Disposals	$81	$30	$111	$81	$30	$111
Income (loss) before income taxes	(460)	(30)	(490)	534	(30)	504
(Benefit) for income taxes	(55)	(4)	(59)	(78)	(4)	(82)
Net income (loss)	(405)	(26)	(431)	612	(26)	586
Net income (loss) attributable to IFF shareholders	(406)	(26)	(432)	612	(26)	586
Net income (loss) per share - basic	$(1.59)	$(0.10)	$(1.69)	$2.39	$(0.10)	$2.29
Net income (loss) per share - diluted	$(1.59)	$(0.10)	$(1.69)	$2.38	$(0.10)	$2.28
Comprehensive income (loss)	707	(26)	681	1,320	(26)	1,294
Comprehensive income (loss) attributable to IFF shareholders	$706	$(26)	$680	$1,320	$(26)	$1,294

	Three Months Ended December 31, 2024			Nine Months Ended September 30, 2024
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Loss on assets classified as held for sale	$33	$—	$33	$314	$(30)	$284
Income (loss) before income taxes	(115)	—	(115)	393	30	423
Provision (benefit) for income taxes	(69)	14	(55)	100	(4)	96
Net income (loss)	(46)	(14)	(60)	293	34	327
Net income (loss) attributable to IFF shareholders	(46)	(14)	(60)	289	34	323
Net income (loss) per share - basic	$(0.18)	$(0.05)	$(0.23)	$1.13	$0.14	$1.27
Net income (loss) per share - diluted	$(0.18)	$(0.05)	$(0.23)	$1.13	$0.14	$1.27
Comprehensive income (loss)	(813)	(14)	(827)	429	34	463
Comprehensive income (loss) attributable to IFF shareholders	$(813)	$(14)	$(827)	$425	$34	$459

	Three Months Ended September 30, 2024			Six Months Ended June 30, 2024
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Loss on assets classified as held for sale	$32	$—	$32	$282	$(30)	$252
Income (loss) before income taxes	95	—	95	298	30	328
Provision (benefit) for income taxes	35	1	36	65	(5)	60
Net income (loss)	60	(1)	59	233	35	268
Net income (loss) attributable to IFF shareholders	59	(1)	58	230	35	265
Net income (loss) per share - basic	$0.23	$—	$0.23	$0.90	$0.14	$1.04
Net income (loss) per share - diluted	$0.23	$—	$0.23	$0.90	$0.14	$1.04
Comprehensive income (loss)	615	(1)	614	(186)	35	(151)
Comprehensive income (loss) attributable to IFF shareholders	$614	$(1)	$613	$(189)	$35	$(154)

	Three Months Ended June 30, 2024			Three Months Ended March 31, 2024
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Loss on assets classified as held for sale	$282	$(30)	$252	$—	$—	$—
Income (loss) before income taxes	183	30	213	115	—	115
Provision (benefit) for income taxes	11	6	17	54	(11)	43
Net income (loss)	172	24	196	61	11	72
Net income (loss) attributable to IFF shareholders	170	24	194	60	11	71
Net income (loss) per share - basic	$0.67	$0.09	$0.76	$0.23	$0.05	$0.28
Net income (loss) per share - diluted	$0.66	$0.10	$0.76	$0.23	$0.05	$0.28
Comprehensive income (loss)	48	24	72	(234)	11	(223)
Comprehensive income (loss) attributable to IFF shareholders	$46	$24	$70	$(235)	$11	$(224)
Impacts to Consolidated Balance Sheets

	December 31, 2024			December 31, 2023
(DOLLARS IN MILLIONS)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Assets held for sale	$3,030	$26	$3,056	$506	$—	$506
Prepaid expenses and other current assets	737	(51)	686	875	(8)	867
Total Current Assets	7,993	(25)	7,968	6,293	(8)	6,285
Goodwill	9,080	(5)	9,075	10,635	(9)	10,626
Operating lease right-of-use assets	573	16	589	689	—	689
Other Assets	837	70	907	764	50	814
Total Assets	28,667	56	28,723	30,978	33	31,011
Other current liabilities	783	19	802	977	11	988
Total Current Liabilities	4,333	19	4,352	3,758	11	3,769
Deferred income taxes	1,592	2	1,594	1,937	(7)	1,930
Operating lease liabilities	534	16	550	642	—	642
Other Liabilities	566	61	627	560	91	651
Total Other Liabilities	10,423	79	10,502	12,578	84	12,662
Accumulated deficit	(2,605)	(42)	(2,647)	(2,439)	(62)	(2,501)
Total Shareholders’ Equity	13,876	(42)	13,834	14,611	(62)	14,549
Total Shareholders’ Equity including Non-controlling interests	13,911	(42)	13,869	14,642	(62)	14,580
Total Liabilities and Shareholders’ Equity	$28,667	$56	$28,723	$30,978	$33	$31,011
Impacts to Consolidated Statements of Shareholders’ Equity

	As Reported		Adjustments	As Revised
(DOLLARS IN MILLIONS)	Retained Earnings (Accumulated Deficit)	Total	Retained Earnings (Accumulated Deficit)	Retained Earnings (Accumulated Deficit)	Total
Balance at January 1, 2023	$955	$17,685	$(38)	$917	$17,647
Net income (loss)	(2,567)	(2,563)	(24)	(2,591)	(2,587)
Balance at December 31, 2023	(2,439)	14,642	(62)	(2,501)	14,580
Balance at January 1, 2024	(2,439)	14,642	(62)	(2,501)	14,580
Net income (loss)	243	247	20	263	267
Balance at December 31, 2024	$(2,605)	$13,911	$(42)	$(2,647)	$13,869
The Company’s Consolidated Statements of Shareholders’ Equity for the interim periods were also affected by the revised retained earnings (accumulated deficit) amounts for the periods presented above.

Impacts to Consolidated Statements of Cash Flows

	Year Ended December 31, 2024			Year Ended December 31, 2023
(DOLLARS IN MILLIONS)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Net Income (loss)	$247	$20	$267	$(2,563)	$(24)	$(2,587)
Adjustments to reconcile to net cash provided by operating activities:
Deferred Income taxes	(304)	(19)	(323)	(369)	(2)	(371)
Loss on assets classified as held for sale	347	(30)	317	—	—	—
Changes in assets and liabilities, net of acquisitions:
Other assets/liabilities, net	(94)	29	(65)	(102)	42	(60)
Net cash provided by operating activities	$1,070	$—	$1,070	$1,439	$16	$1,455
Cash received (paid) on foreign currency forward contracts	(102)	—	(102)	—	(16)	(16)
Net cash provided by investing activities	$326	$—	$326	$574	$(16)	$558

	Six Months Ended June 30, 2025			Nine Months Ended September 30, 2024
(DOLLARS IN MILLIONS)	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Net Income (loss)	$(405)	$(26)	$(431)	$293	$34	$327
Adjustments to reconcile to net cash provided by operating activities:
Deferred Income taxes	(163)	(1)	(164)	(128)	(15)	(143)
Loss on assets classified as held for sale	—	—	—	314	(30)	284
Loss on business disposals	81	30	111	—	—	—
Changes in assets and liabilities, net of acquisitions:
Other assets/liabilities, net	26	(3)	23	(102)	(10)	(112)
Net cash provided by operating activities	$368	$—	$368	$702	$(21)	$681
Cash received (paid) on foreign currency forward contracts	112	—	112	—	21	21
Net cash provided by investing activities	$2,541	$—	$2,541	$586	$21	$607

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

Our Pharma Solutions segment produced, among other things, a vast portfolio of cellulosics and seaweed-based pharmaceutical excipients, used to improve the functionality and delivery of active pharmaceutical ingredients, including controlled or modified drug release formulations, and enabling the development of more effective pharmaceutical finished dosage formulations. Our excipients are used in prescription and over-the-counter pharmaceuticals and dietary supplements. Our Pharma Solutions products also serve a variety of other specialty and industrial end-uses including coatings, inks, electronics, agriculture and consumer products. During March 2024, we announced the sale process and entered into an agreement to sell the Pharma Solutions business disposal group, that is primarily made up of most businesses within the Company’s existing Pharma Solutions reportable segment. The transaction closed on May 1, 2025. During October 2024, we entered into an agreement to sell the Nitrocellulose disposal group, which was within our existing Pharma Solutions reportable segment. The transaction closed on May 9, 2025. See Note 3 for additional information. As of May 9, 2025, there is no remaining business in the Pharma Solutions reportable segment.
Financial Performance Overview
Sales
Sales in the third quarter of 2025 decreased $231 million, or 8% on a reported basis, to $2.694 billion compared to $2.925 billion in the 2024 period. On a comparable currency neutral basis, sales in the third quarter of 2025 remained flat compared to the 2024 period primarily driven by favorable net pricing and volume increases driven by Scent and Taste. Exchange rate variations had a favorable impact. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies. The divestiture impacts of approximately $282 million were from the sale of the Pharma Solutions disposal group, Nitrocellulose disposal group, and Flavors & Essences UK (“F&E UK”) (“change in business portfolio mix due to divestitures”).
Gross Profit
Gross profit in the third quarter of 2025 decreased $69 million, or 7%, to $983 million (36.5% of sales) compared to $1.052 billion (36.0% of sales) in the 2024 period. The decrease in gross profit was primarily driven by the change in business portfolio mix due to divestitures of approximately $103 million, offset in part by favorable net pricing and productivity gains.

RESULTS OF OPERATIONS

Three Months Ended	Nine Months Ended
September 30,	September 30,
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2025	2024	Change	2025	2024	Change
Net sales	$2,694	$2,925	(8)%	$8,301	$8,713	(5)%
Cost of sales	1,711	1,873	(9)%	5,253	5,569	(6)%
Gross profit	983	1,052	(7)%	3,048	3,144	(3)%
Research and development (R&D) expenses	174	162	7%	520	501	4%
Selling and administrative (S&A) expenses	421	495	(15)%	1,365	1,478	(8)%
Amortization of acquisition-related intangibles	146	146	—%	434	467	(7)%
Impairment of goodwill	—	—	—%	1,153	64	NMF
Restructuring and other charges	16	1	NMF	54	6	NMF
Losses (gains) on sale of assets	—	(1)	(100)%	1	(11)	(109)%
Operating profit (loss)	226	249	(9)%	(479)	639	(175)%
Interest expense	48	74	(35)%	180	236	(24)%
Gain on extinguishment of debt	—	—	—%	(488)	—	NMF
Losses (gains) on business disposals	—	20	(100)%	111	(348)	(132)%
Loss on assets classified as held for sale	108	32	238%	108	284	(62)%
Other expense, net	14	28	(50)%	44	44	—%
Income (loss) before income taxes	56	95	(41)%	(434)	423	(203)%
Provision (benefit) for income taxes	15	36	(58)%	(44)	96	(146)%
Net income (loss)	$41	$59	(31)%	$(390)	$327	(219)%
Net income attributable to non-controlling interests	1	1	—%	2	4	(50)%
Net income (loss) attributable to IFF shareholders	$40	$58	(31)%	$(392)	$323	(221)%
Net income (loss) per share - diluted	$0.16	$0.23	(30)%	$(1.53)	$1.27	(220)%
Gross margin	36.5%	36.0%	50	bps	36.7%	36.1%	60	bps
R&D as a percentage of sales	6.5%	5.5%	100	bps	6.3%	5.8%	50	bps
S&A as a percentage of sales	15.6%	16.9%	(130)	bps	16.4%	17.0%	(60)	bps
Operating margin	8.4%	8.5%	(10)	bps	(5.8)%	7.3%	NMF
Effective tax rate	26.8%	37.9%	NMF	10.1%	22.7%	NMF
Segment net sales
Taste	$635	$623	2%	$1,893	$1,852	2%
Food Ingredients	830	843	(2)%	2,476	2,546	(3)%
Health & Biosciences	577	568	2%	1,694	1,653	2%
Scent	652	613	6%	1,869	1,861	—%
Pharma Solutions	—	278	(100)%	369	801	(54)%
Consolidated	$2,694	$2,925	$8,301	$8,713
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

THIRD QUARTER 2025 IN COMPARISON TO THIRD QUARTER 2024
Sales performance by segment was as follows:

	% Change in Sales - Third Quarter 2025 vs. Third Quarter 2024
	Reported	Currency Neutral(2)	Comparable Currency Neutral(1)(2)
Taste	2%	1%	2%
Food Ingredients	-2%	-3%	-3%
Health & Biosciences	2%	0%	0%
Scent	6%	5%	5%
Total	-8%	-9%	0%
Comparable currency neutral reported performance by segment was as follows:

	Three Months Ended September 30,
	2025	2024
Net Sales
Taste	$630	$619
Food Ingredients	817	843
Health & Biosciences	566	568
Scent	641	613
Impact of Business Divestitures(1)	—	282
Impact of Currency Fluctuation(2)	40	—
Total	$2,694	$2,925
_______________________
(1)Comparable portfolio results for 2024 exclude the impact of divestitures. The impact includes the results of the F&E UK business that was divested on September 1, 2024 (for September 2024), and the Pharma Solutions disposal group and Nitrocellulose business that were divested on May 1, 2025 and May 9, 2025, respectively (for July 1, 2024 to September 30, 2024).
(2)Currency neutral sales are calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
Taste
Taste sales in 2025 increased $12 million, or 2% on a reported basis, to $635 million compared to $623 million in the prior year period. On a comparable currency neutral basis, Taste sales increased 2% in 2025 compared to the prior year period, primarily driven by price increases. Exchange rate variations had a favorable impact and the impact of the divestiture of the F&E UK business had a sales impact of approximately $4 million.
Food Ingredients
Food Ingredients sales in 2025 decreased $13 million, or 2% on a reported basis, to $830 million compared to $843 million in the prior year period. On a comparable currency neutral basis, Food Ingredients sales decreased 3% in 2025 compared to the prior year period, primarily driven by volume decreases in Protein Solutions, Emulsifiers & Texturants and Cellulosics & Food Protection business units. Exchange rate variations had a favorable impact.
Health & Biosciences
Health & Biosciences sales in 2025 increased $9 million, or 2% on a reported basis, to $577 million compared to $568 million in the prior year period. On a comparable currency neutral basis, Health & Biosciences sales remained flat in 2025 compared to the prior year period, primarily driven by price and volume increases across various business units, offset by volume decreases in the Health business unit. Exchange rate variations had a favorable impact.
Scent
Scent sales in 2025 increased $39 million, or 6% on a reported basis, to $652 million compared to $613 million in the prior year period. On a comparable currency neutral basis, Scent sales increased 5% in 2025 compared to the prior year period, primarily driven by volume increases in Fine Fragrance. Exchange rate variations had a favorable impact.

Pharma Solutions
The Company completed the divestiture of its Pharma Solutions business on May 1, 2025, and its Nitrocellulose business on May 9, 2025. Accordingly, there are no Pharma Solutions segment results reported for the third quarter of 2025.
Cost of Sales
Cost of sales decreased $162 million to $1.711 billion (63.5% of sales) in the third quarter of 2025 compared to $1.873 billion (64.0% of sales) in the third quarter of 2024. The decrease in cost of sales was primarily driven by the change in business portfolio mix due to divestitures, with an impact of approximately $179 million and by lower input costs and manufacturing expenses, lower unfavorable manufacturing absorption compared to the prior year period, offset in part by volume increases in sales.
Research and Development (“R&D”) Expenses
R&D expenses increased $12 million to $174 million (6.5% of sales) in the third quarter of 2025 compared to $162 million (5.5% of sales) in the third quarter of 2024. The increase in R&D expenses was primarily driven by an increase in employee related costs and operating expenses for R&D related activities, offset by the change in business portfolio mix due to divestitures, with an impact of approximately $2 million.
Selling and Administrative (“S&A”) Expenses
S&A expenses decreased $74 million to $421 million (15.6% of sales) in the third quarter of 2025 compared to $495 million (16.9% of sales) in the third quarter of 2024. The decrease in S&A expenses was primarily driven by a decrease in the incentive compensation expense and lower consulting fees incurred in relation to business divestitures.
Amortization of Acquisition-Related Intangibles
Amortization expenses remained flat at $146 million in the third quarter of 2025 and 2024.
Restructuring and Other Charges
Restructuring and other charges increased to $16 million in the third quarter of 2025 compared to $1 million in the third quarter of 2024. The increase was driven by higher severance costs incurred as part of the IFF Productivity Program. See Note 4 for additional information.
Interest Expense
Interest expense decreased to $48 million in the third quarter of 2025 compared to $74 million in the third quarter of 2024. The decrease in interest expense was due to lower debt outstanding. See Note 13 for additional information.
Losses (Gains) on Business Disposals
There were no Losses (Gains) on business disposals in the third quarter of 2025 compared to $20 million in the third quarter of 2024. The loss recognized in 2024 related to the F&E UK divestiture. See Note 3 for additional information.
Loss on Assets Classified as Held for Sale
There was a $108 million loss on assets classified as held for sale in the third quarter of 2025 compared to $32 million in the third quarter of 2024. The loss in 2025 related to assets classified as held for sale for the Soy Crush, Concentrates & Lecithin business. The loss in 2024 related to assets classified as held for sale for the Pharma Solutions disposal group and the portion of the Savory Solutions business in Turkey. See Note 3 for additional information.
Other Expense, Net
Other expense, net, decreased to $14 million in the third quarter of 2025 compared to $28 million in the third quarter of 2024. The decrease of $14 million was primarily due to lower foreign exchange losses. See Note 8 for additional information.
Income Taxes
The effective tax rate for the three months ended September 30, 2025 was 26.8% compared to 37.9% for the three months ended September 30, 2024. The decrease was primarily driven by the tax impacts resulting from the entity realignment project, business divestitures and changes in the mix of earnings following the divestitures.

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
Adjusted Operating EBITDA performance by segment was as follows:

	% Change in Adjusted Operating EBITDA - Third Quarter 2025 vs. Third Quarter 2024
	Reported	Comparable Currency Neutral Adjusted(1)(2)(3)
Taste	-1%	2%
Food Ingredients	16%	24%
Health & Biosciences	-1%	3%
Scent	5%	6%
Total	-9%	7%

Comparable Currency Neutral Adjusted Operating EBITDA by segment was as follows:

	Three Months Ended September 30,
(DOLLARS IN MILLIONS)	2025	2024
Segment Comparable Currency Neutral Adjusted Operating EBITDA(1):
Taste	$127	$124
Food Ingredients	109	88
Health & Biosciences	154	149
Scent	133	126
Impact of Business Divestitures(2)	—	81
Impact of Currency Fluctuation(3)	(4)	—
Total	519	568
Depreciation & Amortization	(247)	(248)
Interest Expense	(48)	(74)
Other Expense, net	(14)	(28)
Restructuring and Other Charges	(16)	(1)
Gains (Losses) on Business Disposals	—	(20)
Loss on Assets Classified as Held for Sale	(108)	(32)
Divestiture and Integration Costs	(13)	(55)
Strategic Initiatives Costs	(10)	(6)
Regulatory Costs	(7)	(10)
Entity Realignment Costs	(1)	—
Other	1	1
Income (Loss) Before Taxes	$56	$95
Segment Comparable Currency Neutral Adjusted Operating EBITDA Margin:
Taste	20.2%	20.0%
Food Ingredients	13.3%	10.4%
Health & Biosciences	27.2%	26.2%
Scent	20.7%	20.6%
Consolidated	19.3%	19.4%
_____________________
(1)Refer to Note 6 for a reconciliation of Adjusted Operating EBITDA to Income (Loss) Before Taxes.
(2)Comparable portfolio results for 2024 exclude the impact of divestitures. Impact of business divestitures includes the results of the F&E UK business that was divested on September 1, 2024 (for September 2024), and the Pharma Solutions disposal group and Nitrocellulose business that were divested on May 1, 2025 and May 9, 2025, respectively (for July 1, 2024 to September 30, 2024).
(3)Currency neutral amounts are calculated by translating current year transaction amounts at the exchange rates for the corresponding prior year period.
Following the completed divestitures of the Pharma Solutions disposal group on May 1, 2025 and the Nitrocellulose business on May 9, 2025, the Company reallocated certain corporate costs previously attributed to the Pharma Solutions segment. These costs have been redistributed across the Taste, Food Ingredients, Health & Biosciences, and Scent segments for comparability purposes.

	Three Months Ended September 30, 2024
	Selling & Administrative Expenses	Total EBITDA Impact
Taste	$2	$(2)
Food Ingredients	4	(4)
Health & Biosciences	3	(3)
Scent	2	(2)
Total	$11	$(11)
Taste Segment Adjusted Operating EBITDA
Taste Segment Adjusted Operating EBITDA decreased $1 million, or 1% on a reported basis, to $128 million in the third quarter of 2025 (20.2% of segment sales) from $129 million (20.7% of segment sales) in the comparable 2024 period. On a comparable currency neutral basis, Taste Segment Adjusted Operating EBITDA increased 2% in 2025 compared to the prior year period, which was primarily driven by favorable net pricing. The divestiture of the F&E UK business had an impact of approximately $5 million, offset by favorable impact of exchange rate variations.
Food Ingredients Segment Adjusted Operating EBITDA
Food Ingredients Segment Adjusted Operating EBITDA increased $15 million, or 16% on a reported basis, to $106 million in the third quarter of 2025 (12.8% of segment sales) from $91 million (10.8% of segment sales) in the comparable 2024 period. On a comparable currency neutral basis, Food Ingredients Segment Adjusted Operating EBITDA increased 24% in 2025 compared to the prior year period, which was primarily driven by productivity gains and favorable net pricing.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA decreased $2 million, or 1% on a reported basis, to $150 million in the third quarter of 2025 (26.0% of segment sales) from $152 million in the comparable 2024 period (26.8% of segment sales). On a comparable currency neutral basis, Health & Biosciences Segment Adjusted Operating EBITDA increased 3% in 2025 compared to the prior year period, which was primarily driven by productivity gains.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA increased $7 million, or 5% on reported basis, to $135 million in the third quarter of 2025 (20.7% of segment sales) from $128 million (20.9% of segment sales) in the comparable 2024 period. On a comparable currency neutral basis, Scent Segment Adjusted Operating EBITDA increased 6% in 2025 compared to the prior year period, which was primarily driven by volume increases.
Pharma Solutions Segment Adjusted Operating EBITDA
The Company completed the divestiture of its Pharma Solutions business on May 1, 2025, and its Nitrocellulose business on May 9, 2025. Accordingly, there are no Pharma Solutions segment results reported for the third quarter of 2025.

FIRST NINE MONTHS 2025 IN COMPARISON TO FIRST NINE MONTHS 2024
Sales
Sales for the first nine months of 2025 decreased $412 million, or 5% on a reported basis, to $8.301 billion compared to $8.713 billion in the 2024 period. On a comparable currency neutral basis, sales for the first nine months of 2025 increased 2% compared to the 2024 period. Exchange rate variations had an unfavorable impact on net sales in the first nine months of 2025 of 1%. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies. In addition, the decrease in sales was primarily driven by the change in business portfolio mix due to divestitures which was approximately $506 million, offset in part by volume increases across various business lines.
Sales Performance by Segment

	% Change in Sales - First Nine Months 2025 vs. First Nine Months 2024
	Reported	Currency Neutral(2)	Comparable Currency Neutral(1)(2)
Taste	2%	4%	5%
Food Ingredients	-3%	-2%	-2%
Health & Biosciences	2%	3%	3%
Scent	0%	2%	3%
Pharma Solutions	-54%	-53%	12%
Total	-5%	-4%	2%
Comparable currency neutral reported performance by segment was as follows:

	Nine Months Ended September 30,
	2025	2024
Net Sales
Taste	$1,922	$1,837
Food Ingredients	2,490	2,546
Health & Biosciences	1,698	1,653
Scent	1,895	1,834
Pharma Solutions	376	337
Impact of Business Divestitures(1)	—	506
Impact of Currency Fluctuation(2)	(80)	—
Total	$8,301	$8,713
_______________________
(1)Impact of business divestitures includes the results of the F&E UK business that was divested on September 1, 2024 (for September 2024), the Cosmetic Ingredients business that was divested on April 2, 2024 (for April 2, 2024 to September 30, 2024), and the Pharma Solutions disposal group and Nitrocellulose business that were divested on May 1, 2025 and May 9, 2025, respectively (for July 1, 2024 to September 30, 2024).
(2)Currency neutral sales are calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
Taste
Taste sales in 2025 increased $41 million, or 2% on a reported basis, to $1.893 billion compared to $1.852 billion in the prior year period. On a comparable currency neutral basis, Taste sales increased 5% in 2025 compared to the prior year period, driven by volume increases and favorable net pricing across all business units. Exchange rate variations had an unfavorable impact and the impact of the divestiture of the F&E UK business was approximately $15 million.
Food Ingredients
Food Ingredients sales in 2025 decreased $70 million, or 3% on a reported basis, to $2.476 billion compared to $2.546 billion in the prior year period. On a comparable currency neutral basis, Food Ingredients sales decreased 2% in 2025 compared to the prior year period, primarily driven by volume decreases and unfavorable net pricing. Exchange rates variations had an unfavorable impact.

Health & Biosciences
Health & Biosciences sales in 2025 increased $41 million, or 2% on a reported basis, to $1.694 billion compared to $1.653 billion in the prior year period. On a comparable currency neutral basis, Health & Biosciences sales increased 3% in 2025 compared to the prior year period, primarily driven by price and volume increases. Exchange rate variations had an unfavorable impact.
Scent
Scent sales in 2025 remained flat at $1.869 billion compared to $1.861 billion in the prior year period. On a comparable currency neutral basis, Scent sales increased 3% in 2025 compared to the prior year period, primarily driven by price and volume increases in the Fine Fragrances business unit. Exchange rate variations had an unfavorable impact and the divestiture of the Cosmetic Ingredients business had a sales impact of approximately $27 million.
Pharma Solutions
Pharma Solutions sales in 2025 decreased $432 million, or 54% on a reported basis, to $369 million compared to $801 million in the prior year period. On a comparable currency neutral basis, Pharma Solutions sales increased 12% in 2025 compared to the prior year period, driven by volume and price increases. The impact of exchange rate variations had an unfavorable impact and the divestitures of the Pharma Solutions disposal group and Nitrocellulose disposal group had a sales impact of approximately $464 million. This comparison reflects nine months of contributions from both businesses in 2024, whereas 2025 includes only four months of activity prior to the divestitures, contributing significantly to the year-over-year decline.
Cost of sales
Cost of sales decreased $316 million to $5.253 billion (63.3% of sales) in the first nine months of 2025 compared to $5.569 billion (63.9% of sales) in the 2024 period. The decrease in cost of sales was primarily driven by the change in business portfolio mix due to divestitures which was approximately $320 million.
Research and Development (“R&D”) Expenses
R&D expenses increased $19 million to $520 million (6.3% of sales) in the first nine months of 2025 compared to $501 million (5.8% of sales) in the 2024 period. The increase in R&D expenses was primarily driven by an increase in employee related costs and operating expenses for R&D related activities, offset the change in business portfolio mix due to divestitures, with an impact of approximately $13 million.
Selling and Administrative (“S&A”) Expenses
S&A expenses decreased $113 million to $1,365 million (16.4% of sales) in the first nine months of 2025 compared to $1.478 billion (17.0% of sales) in the 2024 period. The decrease in S&A expenses was primarily driven by a decrease in incentive compensation expense, lower consulting fees and professional and legal fees incurred in relation to business divestitures.
Amortization of Acquisition-Related Intangibles
Amortization expenses decreased to $434 million in the first nine months of 2025 compared to $467 million in the 2024 period. The decrease in amortization expense was primarily driven by the intangible assets of the Pharma Solutions disposal group being classified as “held for sale,” and therefore no longer recognizing amortization expense on those intangible assets. See Note 3 for additional information.
Impairment of Goodwill
The impairment of goodwill was $1.153 billion in the first nine months of 2025 compared to $64 million in the 2024 period. The 2025 impairment of goodwill was related to the Food Ingredients reporting unit, and the 2024 impairment of goodwill was related to the Pharma Solutions disposal group. See Note 3 for additional information.
Restructuring and Other Charges
Restructuring and other charges increased to $54 million in the first nine months of 2025 compared to $6 million in the 2024 period. The increase was driven by higher severance costs incurred as part of the IFF Productivity Program in 2025. See Note 4 for additional information.
Interest Expense
Interest expense decreased to $180 million in the first nine months of 2025 compared to $236 million in the 2024 period. The decrease in interest expense was due to lower debt outstanding. See Note 13 for additional information.

Gain on Extinguishment of Debt
Gain on extinguishment of debt was $488 million in the first nine months of 2025 due to the repurchase of approximately $2.5 billion of notes for approximately $2.0 billion in cash. See Note 13 for additional information.
Losses (Gains) on Business Disposals
Losses (gains) on business disposals was $111 million in the first nine months of 2025 compared to $(348) million in the 2024 period. The net loss in 2025 was primarily driven by the Pharma Solutions disposal group and Nitrocellulose business divestitures, while the gain recognized in 2024 related to the Cosmetic Ingredients business divestiture, offset in part by the loss recognized on the sale of the F&E UK business. See Note 3 for additional information.
Loss on Assets Classified as Held for Sale
There was a $108 million loss on assets classified as held for sale in the first nine months of 2025 compared to $284 million in the nine months ended September 30, 2024. The loss in 2025 related to assets classified as held for sale for the Soy Crush, Concentrates & Lecithin business. The loss in 2024 related to assets classified as held for sale for the Pharma Solutions disposal group and the portion of the Savory Solutions business in Turkey. See Note 3 for additional information.
Other Expense, Net
Other expense, net, remained flat at $44 million in the first nine months of 2025 and in the 2024 period. See Note 8 for additional information.
Income Taxes
The effective tax rate for the nine months ended September 30, 2025 was 10.1% compared to 22.7% for the nine months ended September 30, 2024. The decrease was primarily driven by the tax impacts resulting from the entity realignment project, business divestitures and changes in the mix of earnings following the divestitures.
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
Adjusted Operating EBITDA performance by segment was as follows:

	% Change in Adjusted Operating EBITDA - First Nine Months 2025 vs. First Nine Months 2024
	Reported	Comparable Currency Neutral Adjusted(1)(2)(3)
Taste	3%	8%
Food Ingredients	11%	17%
Health & Biosciences	—%	3%
Scent	-7%	2%
Pharma Solutions	-56%	16%
Total	-5%	7%

Comparable Currency Neutral Adjusted Operating EBITDA by segments was as follows:

	Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2025	2024
Segment Comparable Currency Neutral Adjusted Operating EBITDA(1):
Taste	$394	$364
Food Ingredients	353	302
Health & Biosciences	450	436
Scent	431	421
Pharma Solutions	79	68
Impact of Business Divestitures(2)	—	143
Impact of Currency Fluctuation(3)	(58)	—
Total	1,649	1,734
Depreciation & Amortization	(725)	(772)
Interest Expense	(180)	(236)
Other Expense, net	(44)	(44)
Restructuring and Other Charges	(54)	(6)
Impairment of Goodwill	(1,153)	(64)
Gains (Losses) on Business Disposals	(111)	348
Loss on Assets Classified as Held for Sale	(108)	(284)
Divestiture and Integration Costs	(90)	(172)
Strategic Initiatives Costs	(24)	(22)
Gain on Debt Extinguishment	488	—
Entity Realignment Costs	(5)	(3)
Regulatory Costs	(71)	(64)
Other	(6)	8
Income (Loss) Before Taxes	$(434)	$423
Segment Comparable Currency Neutral Adjusted Operating EBITDA Margin:
Taste	20.5%	19.8%
Food Ingredients	14.2%	11.9%
Health & Biosciences	26.5%	26.4%
Scent	22.7%	23.0%
Pharma Solutions	21.0%	20.2%
Consolidated	19.9%	19.9%
_____________________
(1)Refer to Note 6 for a reconciliation of Adjusted Operating EBITDA to Income (Loss) Before Taxes.
(2)Comparable portfolio results for 2024 exclude the impact of divestitures. Impact of business divestitures includes the results of the F&E UK business that was divested on September 1, 2024 (for September 2024), and the Pharma Solutions disposal group and Nitrocellulose business that were divested on May 1, 2025 and May 9, 2025, respectively (for May 1, 2024 to September 30, 2024 and May 9, 2024 to September 30, 2024, respectively).
(3)Currency neutral amounts are calculated by translating current year transaction amounts at the exchange rates for the corresponding prior year period.
Following the completed divestitures of the Pharma Solutions disposal group on May 1, 2025 and the Nitrocellulose business on May 9, 2025, the Company reallocated certain corporate costs previously attributed to the Pharma Solutions segment. These costs have been redistributed across the Taste, Food Ingredients, Health & Biosciences, and Scent segments for comparability purposes.

	Nine Months Ended September 30, 2024
	Selling & Administrative Expenses	Research & Development Expenses	Total EBITDA Impact
Taste	$4	$—	$(4)
Food Ingredients	6	—	(6)
Health & Biosciences	4	1	(5)
Scent	3	1	(4)
Total	$17	$2	$(19)

Taste Segment Adjusted Operating EBITDA
Taste Segment Adjusted Operating EBITDA increased $11 million, or 3% on a reported basis, to $384 million in the first nine months of 2025 (20.3% of segment sales) from $373 million (20.1% of segment sales) in the comparable 2024 period. On a comparable currency neutral basis, Taste Segment Adjusted Operating EBITDA increased 8% in 2025 compared to the prior year period, primarily driven by volume increases and favorable net pricing.
Food Ingredients Segment Adjusted Operating EBITDA
Food Ingredients Segment Adjusted Operating EBITDA increased $33 million, or 11% on a reported basis, to $341 million in the first nine months of 2025 (13.8% of segment sales) from $308 million (12.1% of segment sales) in the comparable 2024 period. On a comparable currency neutral basis, Food Ingredients Segment Adjusted Operating EBITDA increased 17% in 2025 compared to the prior year period, primarily driven by productivity gains offset by unfavorable net pricing and volume decreases.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA remained flat on a reported basis, at $439 million in the first nine months of 2025 (25.9% of segment sales) and $441 million in the comparable 2024 period (26.7% of segment sales). On a comparable currency neutral basis, Health & Biosciences Segment Adjusted Operating EBITDA increased 3% in 2025 compared to the prior year period, primarily driven by productivity gains and volume increases.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA decreased $30 million, or 7% on a reported basis, to $409 million in the first nine months of 2025 (21.9% of segment sales) from $439 million (23.6% of segment sales) in the comparable 2024 period. On a comparable currency neutral basis, Scent Segment Adjusted Operating EBITDA increased 2% in 2025 compared to the prior year period, primarily driven by strong performances in Fine Fragrances, partially offset by volume declines in Fragrance Ingredients. Comparable portfolio results exclude the impact of the divestiture of the Cosmetic Ingredients business with an Adjusted Operating EBITDA impact of approximately $14 million.
Pharma Solutions Segment Adjusted Operating EBITDA
Pharma Solutions Segment Adjusted Operating EBITDA decreased $97 million, or 56% on a reported basis, to $76 million in the first nine months of 2025 (20.6% of segment sales) from $173 million (21.6% of segment sales) in the comparable 2024 period. On a comparable currency neutral basis, Pharma Solutions Segment Adjusted Operating EBITDA increased 16% in 2025 compared to the prior period. The divestitures of the Pharma Solutions disposal group and Nitrocellulose business had an impact on Adjusted Operating EBITDA of approximately $105 million. This comparison reflects three full quarters of contributions from both businesses in 2024, whereas 2025 includes only four months of activity prior to the divestitures, contributing significantly to the year-over-year decline.

Liquidity
Cash and Cash Equivalents
We had cash and cash equivalents of $621 million on the Consolidated Balance Sheets at September 30, 2025 compared to $471 million, inclusive of $2 million in Assets held for sale on the Consolidated Balance Sheets, at December 31, 2024. A portion of this balance was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.

Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate cash from our non-U.S. subsidiaries to fund financial obligations in the U.S. As we repatriate these funds tothe U.S., there will be required income taxes payable in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of September 30, 2025, we had a deferred tax liability of approximately $144 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
Cash Flows Provided By Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2025 were $532 million, or 6.4% of sales, compared to $681 million, or 7.8% of sales, for the nine months ended September 30, 2024. The decrease in cash flows from operating activities during 2025 was primarily driven by the increase in working capital, largely related to inventories, accruals for incentive compensation, offset in part by accounts receivables and accounts payable, excluding the impact of non-cash adjustments.
Cash Flows Provided By Investing Activities
Cash flows provided by investing activities for the nine months ended September 30, 2025 were $2.426 billion compared to $607 million in the prior year period. The increase in cash flows provided by investing activities during 2025 was primarily driven by higher net proceeds received from the divestitures of the Pharma Solutions disposal group, Nitrocellulose business and the Tobacco Flavoring business in North America, compared to the net proceeds received during 2024 primarily from the divestiture of the Cosmetic Ingredients business. This increase was offset in part by higher spending on property, plant and equipment during 2025 compared to 2024.
We expect that capital spending in 2025 will be approximately 5.5% of sales, up from approximately 4.0% in 2024.
Cash Flows Used In Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2025 were $2.891 billion compared to $1.444 billion in the prior year period. The increase in cash flows used in financing activities was primarily driven by Company’s purchase for cash of certain of its outstanding series of Senior Notes for an aggregate purchase price of $2.0 billion, excluding accrued and unpaid interest. The Company also repaid the remaining borrowings under both the 2026 Term Loan Facility and the 2025 Notes during the period. These outflows were partially offset by an increase in commercial paper borrowings during the nine months ended September 30, 2025.
We paid dividends totaling $306 million in the 2025 period. We declared a cash dividend per share of $0.40 in the third quarter of 2025 that was paid on October 10, 2025 to all shareholders of record as of September 29, 2025.
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
On June 25, 2025, the Company, with its lenders, entered into the Fourth Amended and Restated Credit Agreement (“Revolving Credit Agreement”), which amended and restated the most recent Amendment No. 4 to the Third Amended and Restated Credit Agreement dated September 19, 2023. This amendment and restatement, among other things, extended the termination date to June 25, 2030, as well as removed the financial covenant relief period and associated restrictions.
The Revolving Credit Agreement states that from the effective date through September 30, 2025, our net debt to credit adjusted EBITDA ratio shall not exceed 4.00x, and shall not exceed 3.75x thereafter, with a temporary step-up to 4.25x permitted for three fiscal quarters following an acquisition exceeding $500 million in paid consideration.
As of September 30, 2025, we had no outstanding borrowings under our $2 billion Revolving Credit Facility. The amount that we are able to draw down under the Revolving Credit Facility is limited by financial covenants as described in more detail below. As of September 30, 2025, our available capacity was $2 billion under the Revolving Credit Facility.
Refer to Note 13 of this Form 10-Q and Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 14 of our 2024 Form 10-K for additional information.
Debt Covenants
At September 30, 2025, the Company was in compliance with all financial and other covenants, including the net debt to credit adjusted EBITDA(1) ratio. At September 30, 2025, our net debt to credit adjusted EBITDA(1) ratio was 2.53 to 1.0 as defined by the credit facility agreements, which is below the relevant level provided by our financial covenants of existing outstanding debt.
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

(DOLLARS IN MILLIONS)	Twelve Months Ended September 30, 2025
Net loss	$(450)
Interest expense	249
Income taxes	(99)
Depreciation and amortization	968
Specified items(1)	1,015
Non-cash items(2)	472
Credit Adjusted EBITDA	$2,155
_______________________
(1)Specified items consisted of restructuring and other charges, impairment of goodwill, divestiture and integration costs, strategic initiatives costs, regulatory costs, gain on debt extinguishment, entity realignment costs and other costs that are not related to recurring operations.
(2)Non-cash items consisted of losses on business disposals, loss on assets classified as held for sale, pension termination losses, and stock-based compensation.

(DOLLARS IN MILLIONS)	September 30, 2025
Total debt(1)	$6,081
Adjustments:
Cash and cash equivalents	621
Net debt	$5,460
_______________________
(1)Total debt used for the calculation of net debt consisted of short-term debt, long-term debt, short-term finance lease obligations and long-term finance lease obligations.
Senior Notes
As of September 30, 2025, we had $5.636 billion aggregate principal amount outstanding in senior unsecured notes, with $939 million principal amount denominated in EUR and $4.697 billion principal amount denominated in USD. The notes bear effective interest rates ranging from 1.56% per year to 5.12% per year, with maturities from September 25, 2026 to December 1, 2050. See Note 13 for additional information.
Contractual Obligations
We expect to contribute a total of $5 million to our U.S. pension plans and a total of $22 million to our non-U.S. pension plans during 2025. During the nine months ended September 30, 2025, $17 million of contributions were made to the non-U.S. pension plans and $3 million of contributions were made with respect to the non-qualified U.S. pension plans. We also expect to contribute $4 million to our postretirement benefits other than pension plans during 2025. During the nine months ended September 30, 2025, $2 million of benefit payments were made to postretirement benefits other than pension plans.
As discussed in Note 17 to the Consolidated Financial Statements, at September 30, 2025, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances, these arrangements are not reasonably likely to have a material impact on our consolidated financial condition, results of operations or cash flows.
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
Comparable results for the three months and nine months ended September 30, 2024 exclude the impact of divestitures.
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
Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
Statements in this Form 10-Q, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations, including those concerning (i) expected cash flow and availability of capital resources to fund our operations and meet our debt service requirements; (ii) our ability to execute on our strategic and financial transformation, including the progress and success of our portfolio optimization strategy, through non-core business divestitures and acquisitions, and expectations regarding the implementation of our refreshed growth-focused strategy and expectations around our business divestitures; (iii) our ability to continue to generate value for, and return cash to, our shareholders; (iv) expectations of the impact of inflationary pressures and the pricing actions to offset exposure to such impacts; (v) expectations regarding the impact of government actions including tariffs; (vi) the impact of high input costs, including commodities, raw materials, transportation and energy; (vii) the expected impact of global supply chain challenges; (viii) our ability to enhance our innovation efforts, drive cost efficiencies and execute on specific consumer trends and demands; (ix) the growth potential of the markets in which we operate, including the emerging markets; (x) expectations regarding sales and profit for the fiscal year 2025, including the impact of foreign exchange, pricing actions, raw materials, energy, and sourcing, logistics and manufacturing costs; (xi) the impact of global economic uncertainty and recessionary pressures on demand for consumer products; (xii) the success of our integration efforts, following acquisitions and ability to deliver on our synergy commitments as well as future opportunities for the combined company; (xiii) our strategic investments in capacity and increasing inventory to drive improved profitability; (xiv) our ability to drive cost discipline measures and the ability to recover margin to pre-inflation levels; (xv) expected capital expenditures in 2025; (xvi) statements regarding the anticipated amount, duration, methods, timing, term and other aspects of our repurchase programs and any anticipated benefits or value resulting from such programs; and (xvii) the expected costs and benefits of our ongoing optimization of our manufacturing operations, including the expected number of closings. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “intend”, “outlook”, “may”, “estimate”, “should”, “predict”, “plan”, “project”, “could”, and similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:
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
We intend our forward-looking statements to speak only as of the time of such statements and do not undertake or plan to update or revise them as more information becomes available or to reflect changes in expectations, assumptions or results, whether as a result of new information, future events or otherwise. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this report or included in our other periodic reports filed with the SEC could materially and adversely impact our operations and our future financial results.
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
We use derivative instruments as part of our interest rate risk management strategy. We have entered into certain cross currency swap agreements in order to mitigate a portion of our net European investments from foreign currency risk. As of September 30, 2025, these swaps were in a liability position with an aggregate fair value of $240 million. Based on a hypothetical decrease or increase of 10% in the value of the U.S. dollar against the Euro, the estimated fair value of our cross currency swaps would change by approximately $163 million.

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
We have established controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “10b5-1 trading arrangement”) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

Dated:	November 4, 2025	By:	/s/ J. Erik Fyrwald
J. Erik Fyrwald
Chief Executive Officer and Director (Principal Executive Officer)

Dated:	November 4, 2025	By:	/s/ Michael DeVeau
Michael DeVeau
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Dated:	November 4, 2025	By:	/s/ Marc Birenkrant
Marc Birenkrant
Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)