Form 10-K
period 2025-12-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2026-02-27
CIK 51253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant was $18,848,336,277 as of June 30, 2025.
As of February 20, 2026, there were 255,477,487 shares of the registrant’s common stock, par value 12 1/2¢ per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2026 Annual Meeting of Shareholders (the “IFF 2026 Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

PART I
In this report, we use the terms “IFF,” “the Company,” “we,” “us” and “our” to refer to International Flavors & Fragrances Inc. and its subsidiaries.

ITEM 1.    BUSINESS.
We are a leading creator and manufacturer of products for application in food, beverage, health & biosciences, and scent, as well as complementary adjacent products, including natural health ingredients, all of which are used in a wide variety of consumer and end-use products. Our products are sold principally to manufacturers of dairy, meat, beverages, snacks, savory, sweet, baked goods, grain processors and other foods, personal care products, soaps and detergents, cleaning products, perfumes, dietary supplements, food protection, infant, elderly and animal nutrition, functional food, bio-fuel, and oral care products. As a result, we hold global leadership positions in the Food & Beverage, Home & Personal Care and Health & Wellness markets, and across key Tastes, Textures, Scents, Nutrition, Enzymes, Cultures, Soy Proteins and Probiotics categories, among others.
Sales in 2025 were $10.890 billion. Our business is geographically diverse, with sales in the U.S. representing approximately 28% of sales in 2025. No other country represented more than 10% of sales. In 2025, no customer accounted for 10% or more of sales.
Our Product Offerings
During the year ended December 31, 2025, our business consisted of five segments: Taste, Food Ingredients, Health & Biosciences, Scent and, until the completion of the divestitures of both the Pharma Solutions and Nitrocellulose disposal groups in May 2025, Pharma Solutions. Effective January 1, 2025, our former Nourish segment was restructured into two newly designated operating segments: Taste and Food Ingredients.
Taste
Our Taste segment consists of the development and production of a range of flavor compounds and natural taste solutions that are ultimately used by our customers in a diverse variety of products, including savory products (soups, sauces, meat, fish, poultry, snacks, etc.), beverages (juice drinks, carbonated or flavored beverages, spirits, etc.), sweets (bakery products, candy, cereal, chewing gum, etc.), and dairy products (yogurt, ice cream, cheese, etc.). Taste also includes value-added spices and seasoning ingredients for meat, food service, convenience, alternative protein and culinary products.
Food Ingredients
Our Food Ingredients segment consists of a diversified portfolio across natural, artificial and plant-based specialty food ingredients that provide functional properties solutions for food and beverage products, as well as specialty soy and pea protein with value-added formulations, emulsifiers and sweeteners. Natural food protection ingredients consist of natural antioxidants and anti-microbials used for natural food preservation and shelf-life extension for beverages, cosmetic and healthcare products, pet food and feed additives. Food Ingredients also includes savory solutions (such as spices, marinades, and mixtures) and inclusion products (such as products combining flavorings with fruit, vegetables and other natural ingredients).
Health & Biosciences
Our Health & Biosciences segment consists of the development and production of an advanced biotechnology-derived portfolio of enzymes, food cultures, probiotics and specialty ingredients for food and non-food applications. Among many other applications, our portfolio includes cultures for use in fermented foods such as yogurt, cheese and fermented beverages, probiotic strains, household detergents, animal feed, ethanol production and brewing. Health & Biosciences is comprised of Health, Food Biosciences, Home & Personal Care, Animal Nutrition and Grain Processing.
Health provides ingredients for dietary supplements, functional food and beverage, specialized nutrition and pharma.
Food Biosciences provides products that aim to serve the global demand for healthy, natural, clean label and fermented food for fresh dairy, cheese, bakery and brewing products. Such products contribute to extended shelf life, stability, taste and texture, helping our customers to improve their product offerings. The business’s enzyme solutions also allow our customers to provide low sugar, high fiber and lactose-free dairy products.
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
Scent
Our Scent segment creates fragrance compounds and fragrance ingredients that are integral elements in the world’s finest perfumes and best-known household and personal care products. Consumer insights, science and creativity are at the heart of our Scent business, along with our unique portfolio of natural and synthetic ingredients, global footprint, innovative technologies and know-how, and customer intimacy. The Scent segment is comprised of Fragrance Compounds and Fragrance Ingredients.
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
Pharma Solutions
Our former Pharma Solutions segment produced, among other things, a vast portfolio of cellulosics and seaweed-based pharmaceutical excipients, used in prescription and over-the-counter pharmaceuticals and dietary supplements. We completed the divestiture of our Pharma Solutions disposal group, which included certain adjacent businesses, on May 1, 2025 and we divested our nitrocellulose business, which was within our Pharma Solutions segment, on May 9, 2025.
Consumer Insights, Research and Product Development Process
The markets in which we operate require constant innovation to remain competitive. Consumer preferences tend to drive change in our markets, and as science advances and sustainability continues to be an important factor to customers and consumers, we continue to strengthen our consumer insights and research and development platforms.
Consumer Insights
Innovation begins with understanding the consumer and anticipating emerging industry trends. Through our consumer insight programs, we develop a deep understanding of what consumers value, enabling us to focus our research, development, and creative efforts effectively.
Our consumer science, insights, and marketing teams interpret trends, monitor product launches, analyze quantitative market data, and conduct numerous consumer interviews annually. Leveraging this information, we design proprietary programs to evaluate potential products and uncover the emotional connections between consumers and prospective offerings. This ability to predict product success enhances brand equity, drives market share growth, and delivers greater returns for both our customers and IFF.
Research and Development
We consider our research and development infrastructure to be one of our key competencies and critical to our ability to provide differentiated products to our customers. We have strong product and application development pipelines built upon a global network of research and development, as well as regulatory and product stewardship capabilities.

We invest substantial resources in the research and development of new and innovative molecules, compounds, formulations and technologies and the application of these to our customers’ products. Guided by our consumer insights programs and business unit priorities, we strategically align our resources around key research and development platforms that address or anticipate consumer needs. These platforms reflect growth themes driven by consumer insights, such as improving home and personal care, empowering wellbeing and healthy lives, transforming food systems and accelerating climate solutions. By aligning our capabilities with these platforms, we ensure the proper support for each initiative, enabling successful commercialization of our products.
As of December 31, 2025, we have 849 granted U.S. patents, and 451 pending U.S. patent applications, as well as thousands of other granted patents and pending patent applications around the world. We have developed unique molecules and delivery systems for our customers that serve as the foundations of successful products around the world.
Our principal basic research and development activities are located in Union Beach, New Jersey; Wilmington, Delaware; Palo Alto, California; Brabrand, Denmark; and Leiden, The Netherlands. These centers, in collaboration with our global research and development network, drive:
•discovery of new materials;
•development of new technologies, such as delivery systems;
•creation of new compounds; and
•enhancement of existing ingredients and compounds.
As of December 31, 2025, we employed approximately 3,000 people globally in research and development activities (including innovation, creation and design activities).
Creative Application
Through our global network of creative centers and application laboratories, we transform the Taste, Health & Biosciences, Scent and Food Ingredients (and, prior to its disposition, Pharma Solutions) products that we have developed in the research and development process into commercially viable solutions for our customers. Our creative teams, composed of marketing, consumer science, insights, and technical experts collaborate closely with customers to deliver experiences that meet consumer expectations in markets around the world.
New product development is driven by customer requests for specific solutions or IFF internal initiatives informed by consumer insights. Our product development team partners with our scientists and researchers to optimize consumer appeal and relevance of our product offerings. This collaborative process ensures offerings are refined and ready for integration into final consumer products. Beyond creating new products, our teams advise customers on improving existing formulations, whether by substituting ingredients for cost efficiency, enhancing yield, or improving functionality. These efforts often result in stronger value propositions for our customers.
Most of our formulas are treated as trade secrets and remain proprietary assets. Our business is not materially dependent upon any individual patent, trademark or license.
Supply Chain
Procurement
Our products rely on both natural and synthetic ingredients. As of December 31, 2025, we sourced approximately 20,000 different raw materials from a broad network of domestic and international suppliers and distributors.
Natural ingredients are derived from flowers, fruits and other botanical products, as well as from plant, animal and marine products, and commodity crops like wheat, corn and soy. These materials contain diverse organic chemicals that are responsible for the fragrance, flavor, antioxidant properties and nutritional value. We purchase natural products directly from farms or in processed and semi-processed forms. Some are used as-is, while others undergo additional processing. Natural products, combined with various chemicals, also serve as raw materials for the manufacture of synthetic ingredients through chemical processes.
To ensure a reliable supply of raw materials, achieve favorable pricing and provide timely pricing information to our customers, we continue to focus on:
•negotiating contracts with fixed or formula-based pricing for defined periods
•hedging raw materials that can be linked to liquid commodity assets
•building strategic supplier relationships to access critical materials
•implementing indexed pricing models

•reducing formulation complexity
•evaluating make-versus-buy decisions for ingredients
•sourcing locally through in-country procurement professionals
•periodically assessing our supply base to drive cost efficiency and improvement
Manufacturing and Distribution
As of December 31, 2025, we had approximately 170 manufacturing facilities, creative centers and application laboratories located in approximately 30 different countries. Our major manufacturing sites are located in the United States, The Netherlands, Spain, Germany, Indonesia, Turkey, Brazil, Mexico, Slovenia, China, India, Ireland, Norway, Finland, Denmark, Belgium and Singapore.
For more detailed information about risks related to our supply chain, please refer to Item 1A, “Risk Factors” – “Trade wars, tariffs, sanctions, geopolitical developments, supply chain disruptions, environmental events, natural disasters, public health or human rights crises, and other events may adversely affect our sourcing of raw materials, and our development, manufacturing, distribution or sale of our products.”
Sustainability
Our approach to sustainability is rooted in our Company’s purpose statement and our ongoing commitment to ‘Do More Good’ for people and planet. This aligns with our Company’s strategy for long-term growth and value creation. Through this commitment, we focus on the interconnected pillars of conscious sourcing, partnerships of impact, intentional innovation and operating for the future.
Across these four pillars, our Company continued to achieve notable recognitions in 2025. For example, we were recognized in 2025 by EcoVadis, receiving a Gold sustainability rating that places our Company among the top five percent of companies assessed. In addition, we maintained our position as a constituent of the Dow Jones Sustainability Indices, North America, a best-in-class benchmark for investors who recognize that sustainable business practices are critical to generating long-term shareholder value. We continue to support transparency and accountability through our submission to CDP Climate Change, Water Security and Forests, specifically named to CDP’s A list for climate change for the tenth time since 2015. Lastly, we continue to be listed in the FTSE4Good Index series as well as being named as one of America’s Most Responsible Companies by Newsweek.
Governmental Regulation
We develop, produce and market our products in a number of jurisdictions around the world which are subject to federal, regional and local legislation and regulations in various countries.
Our products used in industries such as food and beverage, dietary supplements, home and personal care, and animal feed, must comply with strict quality, regulatory, and environmental standards.
These requirements have become increasingly stringent in recent years, impacting both existing and new products, and compliance with these standards can result in high capital expenditures, which may be significant in certain periods. We continuously monitor existing and emerging regulations, and although the impact of future changes cannot be predicted with certainty, compliance has not had, and is not expected to have, a material adverse effect on our capital expenditures, earnings, or competitive position.
Our products and operations are regulated by governmental agencies in the local markets in which we operate. These agencies include (1) the Food and Drug Administration and equivalent international agencies that regulate flavors and other ingredients in consumer products, (2) the Environmental Protection Agency and equivalent international agencies that regulate our manufacturing facilities, as well as fragrance products (including encapsulation systems), (3) the Occupational Safety and Health Administration and equivalent international agencies that regulate the working conditions in our manufacturing, research laboratories and creative centers, (4) local and international agencies that regulate trade and customs, (5) the Drug Enforcement Administration and other local or international agencies that regulate controlled chemicals that we use in our operations, (6) the Chemical Registration/Notification authorities that regulate chemicals that we use in, or transport to, the various countries in which we manufacture and/or market our products, and (7) the U.S. Department of Agriculture and equivalent international authorities with respect to, among other things, labeling of consumer products. We have seen an increase in registration and reporting requirements concerning the use of certain chemicals in a number of countries, such as Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”) regulations in the European Union, as well as similar regulations in other countries.

In addition to product-specific regulations, we are subject to health, workplace safety, and environmental standards at both local and international levels. Our manufacturing facilities worldwide must comply with environmental regulations governing air emissions, wastewater discharge, hazardous material usage, waste disposal, and remediation of existing contamination.
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
Competition
The markets for our products are part of a larger market that supplies a wide variety of ingredients and compounds used in consumer products. Our products are sold principally to manufacturers of dairy, meat, beverages, snacks, savory and sweet goods, baked goods, grain processors and other foods, personal care products, soaps and detergents, cleaning products, perfumes, dietary supplements, food protection, infant, elderly and animal nutrition, functional food, and oral care products.
The global market for our products has expanded, primarily as a result of an increase in demand for, and in the variety of, consumer products.
The market for our products is highly competitive. Our main competitors consist of (1) other large global companies, such as Givaudan, Novonesis, DSM-Firmenich, Symrise, Kerry, and ADM, (2) mid-sized companies, (3) numerous regional and local manufacturers and (4) consumer product companies who may develop their own competing products.
We believe that our ability to create products with the sustainability-related attributes customers expect and compete successfully in the various sub-markets is based on, among other things:
•our in-depth understanding of our customers and consumers,
•vertical integration,
•innovation and technological advances from our research and development activities and, as applicable, our scientists,
•our ability to tailor products to customers’ needs, and
•our ability to manufacture products on a global scale.
In certain industries, large multi-national customers and, increasingly, mid-sized customers, may limit the number of their suppliers by placing some on “core lists,” giving them priority for development and production of their new or modified products. To compete successfully, we must make continued investments in customer relationships and tailor our research and development efforts to anticipate customers’ needs, provide effective service and secure and maintain inclusion on these “core lists.”
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
Our People
The success of our business is built on our talented employees. As of December 31, 2025, we had approximately 21,500 employees worldwide, of whom approximately 5,500 are employed in the United States. We continue to invest in our workforce, culture and leadership and development programs to support employee engagement and performance.
Culture and Values
Our culture is based on our four corporate values of passionate, partners, persistent and principled, and the expression of these values can be seen and felt throughout our history. Our employees appreciate that they contribute to products that touch and enhance the lives of millions of people around the world. IFF strives to have a culture of inclusion and belonging where all employees can thrive. Our programs focus on inclusive talent processes, employee experiences, and external engagement. Our robust culture ambassador and colleague community program engage a broad portion of the IFF community in building common identity and shared purpose as well as strengthening engagement and motivation by providing programming on IFF values and recognition of individuals who exemplify them.

Leadership and Development
Our leadership development efforts empower employees to become forward-looking, inspiring and capable decision-makers, agents of change and great leaders. A full portfolio of proprietary leadership development programs and an overarching talent management system is in place to support growth of leaders and at all levels. To cultivate our employees’ talent and build sustainable long-lasting careers at IFF, we provide tools that enable our employees to envision their career journeys and facilitate internal mobility. We offer corresponding development opportunities to include specialized courses for employees globally by partnering with leading institutions and universities to help provide the latest training and development offerings at all levels. We also offer our employees an extensive library of on-demand courses and materials on leadership, management and professional skills development. Those learning resources are integrated into our human capital platform, allowing managers and employees to establish digitalized learning plans that are ultimately captured as a part of their employee profile. Further, those offerings complement our talent acquisition strategy and organized and personalized feedback process, supported by industry-leading assessment tools.
Occupational Health & Safety
Employee safety is one of the cornerstones of our business. Our occupational health and safety management system requires and encourages employees and supervised contractors at sites globally to uphold IFF’s protocols, report any incidents and suggest improvements that improve the safety of work sites. Our safety management system is based on U.S. Occupational Safety and Health Administration (“OSHA”) standards which apply to all our sites in conjunction with any local regulations. We emphasize safety governance (setting and updating comprehensive safety policies and procedures), training (based on IFF policies and local regulatory requirements) and culture (characterized by awareness and communication) to support an injury-free workplace.
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
The SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC. Information on, or accessible through, our website is not incorporated by reference into this Form 10-K.
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
Our principal executive offices are located at 521 West 57th Street, New York, New York 10019 and 200 Powder Mill Road, Wilmington, Delaware 19803.
Executive Officers of Registrant
Below is a list of the executive officers of the Company and other significant employees who are members of our Executive Leadership Team as of February 27, 2026.

Name	Age	Position
J. Erik Fyrwald(1)	66	Chief Executive Officer and member of our Board of Directors
Yuvraj Arora(1)	54	President, Taste and Chief Commercial Officer
Deborah Borg(1)	49	Executive Vice President, Chief People & Culture Officer
Michael DeVeau(1)	45	Executive Vice President, Chief Financial Officer
Ralf Finzel(1)	62	Executive Vice President, Global Operations Officer
Leticia Gonçalves Lourenço(1)	51	President, Health & Biosciences
Stephen Landsman(1)	66	Executive Vice President, General Counsel
Ana Paula Teles de Mendonça(1)	57	President, Scent
Andres Muller(1)	61	President, Food Ingredients
Vivek Verma	57	Executive Vice President, Chief Information Officer
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
Leticia Gonçalves Lourenço has served as our President, Health & Biosciences since March 2025. Previously, Ms. Gonçalves Lourenço was ADM’s President, Precision Fermentation and ADM Ventures from December 2023 to February 2025. Prior to that, Ms. Gonçalves Lourenço served as President, Specialty Ingredients and Global Foods from February 2020 to November 2023. Prior to joining ADM, Ms. Gonçalves Lourenço served for more than 25 years at Monsanto, now part of Bayer, in a variety of senior leadership roles, including Senior Vice President, U.S. Country Division Head and President for Europe and the Middle East.
Stephen Landsman has served as our Executive Vice President, General Counsel since July 2025. From August 2024 to July 2025, Mr. Landsman served as our Executive Vice President, Business Development. Previously, Mr. Landsman served as Group General Counsel from May 2018 to July 2024 and Global Head of Mergers and Acquisitions from June 2017 to May 2018 with Syngenta. Prior to joining Syngenta, Mr. Landsman served as Executive Vice President, General Counsel and Corporate Secretary for Univar, Inc. from 2013 to 2017. Prior to that, Mr. Landsman served as Vice President, General Counsel and Corporate Secretary at Nalco Company from 2003 to 2013, following various leadership positions within Nalco since 1990.
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
Vivek Verma has served as our Executive Vice President, Chief Information Officer since February 2021 and had previously served as our Senior Vice President, Chief Information Officer from 2016 to February 2021. Before joining the Company, Mr. Verma served as Vice President of Global Infrastructure Operations at American Express, a multinational financial services company. Prior to that, Mr. Verma held several other leadership positions at American Express as well as Vice President, Division CIO and management consulting roles with GlaxoSmithKline, Bristol Myers Squibb and PricewaterhouseCoopers.

ITEM 1A.    RISK FACTORS.
Risk Factor Summary
The following summary highlights some of the principal risks that could adversely affect our business, financial condition or results of operations. This summary is not complete and the risks summarized below are not the only risks we face. These risks are discussed more fully further below in this section entitled “Risk Factors” in Item 1A. of this report. These risks include, but are not limited to, the following:
•Consumer demand and preferences, as well as regulatory trends may impact demand for our products, which may have a negative effect on our operating results and future growth.
•Our business is highly competitive, and if we are unable to compete effectively our sales and results of operations will suffer.
•If we are unable to successfully execute our strategic transformation, or enter into or close collaborations, joint ventures, partnerships, acquisitions, or divestitures, it may have a material adverse effect on our business, results of operations and financial condition.
•Our performance may be adversely impacted if we are not successful in managing our inventory and/or working capital balances.
•Our results of operations may be negatively impacted by the outcome of uncertainties related to legal claims, disputes, investigations and litigation, including the ongoing antitrust and competition investigations and related class action lawsuits.
•Trade wars, tariffs, sanctions, geopolitical developments, supply chain disruptions, environmental events, natural disasters, public health and human rights crises, and other events may adversely affect our sourcing of raw materials, and our development, manufacturing, distribution or sale of our products.
•Increases in input costs, including raw materials, transportation, and energy, have been exacerbated by recent inflationary pressures.
•A significant data breach or other disruption to our information technology systems could disrupt our operations, result in the loss of confidential information or personal data, and adversely impact our reputation, productivity, business or results of operations.
•We are exposed to AI-related risks and opportunities that if we fail to properly manage, could result in material liabilities, or otherwise materially adversely affect our business, results of operations, and financial condition.
•The impact of currency fluctuation or devaluation in the international markets in which we operate may negatively affect our results of operations.
•International economic, political, legal, compliance and business factors could negatively affect our financial statements, operations and growth.
•Our inability to recruit, retain or transition employees could adversely affect our ability to compete and achieve our strategic goals.
•Any impairment of our tangible or intangible long-lived assets, including goodwill, may adversely impact our profitability.

•We are subject to customer, consumer, shareholder and regulatory focus on sustainability, which may result in additional costs in order to meet new requirements, including adversely affecting our stock price, results of operations and access to capital.
•Our ability to declare and pay dividends is subject to certain considerations.
•We have a substantial amount of indebtedness that could materially adversely affect, among other things, our financial condition, our ability to return capital to our shareholders, needed investments into our business and our credit ratings. Indebtedness and related covenants could adversely affect our liquidity, flexibility, and cost of capital.
•Our funding obligations for our pension and postretirement plans could adversely affect our earnings and cash flows.
•A disruption in our manufacturing operations could adversely affect our profitability.
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
•We could be adversely affected by violations, by us or our counterparties, of U.S. or foreign anti-bribery, international trade, anti-corruption, antitrust or competition laws and regulations, applicable sanctions or employment and human rights or employment regulations.
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
Risk Factors
We routinely encounter and address risks in conducting our business. Some of these risks may cause our future results to be different - sometimes materially different – than in the past or than we presently anticipate. Below are some of the risks we have identified that could adversely affect our business. How we react to material future developments, as well as how our competitors and customers react to those developments, could also affect our future results.
Risks Related to Our Business and Industry
Consumer demand and preferences, as well as regulatory trends may impact demand for our products, which may have a negative effect on our operating results and future growth.
Many of our products are ingredients or components in consumer products which are sold to end-users throughout the world. Demand for such consumer products depends on consumer preferences that are driven by a variety of factors, such as the increasing use of weight management pharmaceutical products, increasing health and wellness awareness, greater transparency in product labeling, and changes in global, regional or local economic conditions (such as inflation, unemployment, salaries and wage rates stagnation, low growth rates, and impacts of supply disruptions, climate events, or geopolitical developments). At the same time, increased regulatory requirements, statements or questions around certain of our products, may result in changes in customer orders or delays in developing, manufacturing or marketing of new or existing products. Moreover, given that the timing or volumes in our customers’ orders are generally at our customers’ discretion, customers may cancel, reduce or postpone orders with us on relatively short notice.
These and other consumer and regulatory trends may continue to affect the demand for our products and impact our ability to meet certain productivity levels. If we are unable to anticipate or react to these trends in a timely and cost-effective manner, our productivity, results of operations and future growth may be adversely affected.
Our business is highly competitive, and if we are unable to compete effectively, our sales and results of operations will suffer.

We face intense global competition from multinational and specialized companies across our product offerings, as well as consumer product companies developing their own alternatives. Competitors may have greater resources, proprietary technologies, or benefit from recent industry consolidation, enabling them to respond more effectively to customer or market demands. As we expand into adjacent markets, such as functional foods and specialty fine ingredients, we encounter additional risks, including price sensitivity and lower margins. Our ability to compete depends on, among other things, innovation, product quality, regulatory compliance, pricing, logistical efficiency, digital proficiency, customer service, and intellectual property protection. Failure to invest in growth, scale new concepts, or adapt to technological advancements could erode our competitive position. Increased competition, including aggressive pricing, may lead to lost sales, margin pressure, and reduced profitability. We may not be in a position to allocate the appropriate level of investment in research and development efforts, due to other macroeconomic pressures, and such investments may not yield expected returns due to poor execution or delays by our customers in launching relevant products, changing consumer trends, or disruptive competitor innovations. These factors are beyond our control and could negatively impact our results of operations.
Additionally, a significant portion of our sales comes from a relatively small number of large multinational customers. In 2025, our 25 largest customers, a majority of which were multinational consumer products companies, collectively accounted for approximately 32% of our sales. Multinational customers have been facing their own competitive challenges, such as pressures by new smaller companies and specialty players that cater to or are more adept at adjusting to the latest consumer trends, including towards natural products and clean labels, changes in the retail landscape (including e-commerce and consolidation), and increased competition from private labels, which have resulted and may continue to result in decreased demand for our products. Multinational and increasingly middle market customers also rely on “core lists” of suppliers, requiring more favorable terms for inclusion, such as rebates, which could adversely affect our margins. If we fail to secure or maintain such “core list” status, our sales and margins could be adversely affected.
Beyond large multinational customers, our customer base continues to be diverse. Based on fiscal-year 2025 sales, we had approximately 20,000 customers, approximately 69% of which are small and mid-sized companies. This diversity requires ongoing adjustments to product development, manufacturing, distribution, marketing, and infrastructure to support varied go-to-market models. Managing a geographically and operationally diverse portfolio adds complexity, and failure to maintain relationships or gain market share with these customers could adversely affect our growth.
If we are unable to successfully execute our strategic transformation, or enter into or close collaborations, joint ventures, partnerships, acquisitions, or divestitures, it may have a material adverse effect on our business, results of operations and financial condition.
As part of our strategic transformation and portfolio optimization, we have completed several divestitures in recent years and continue to evaluate additional transactions, including strategic alternatives for our Food Ingredients segment. Successfully completing such transactions depends on factors beyond our control, such as industry and macroeconomic conditions, third party interest and financing, underlying asset performance, regulatory approvals, and entanglements with the rest of our businesses. Moreover, such transactions are complex, costly, and time-consuming, and may divert management’s and employees’ attention, lead to significant stranded and separation costs, and dis-synergies, risk of assuming liabilities, failure to meet business case objectives for such transactions, as well as employee turnover, and negative impacts on customer and supplier relationships. Strategic transactions often involve post-closing obligations under supply, manufacturing, licensing, or transitional service agreements that may bind us for extended periods, during which market conditions may change.
At the same time, we also continue to pursue collaborations, joint ventures, partnerships, acquisitions to enhance innovation, expand our product portfolio, and support growth, but these transactions also involve significant risks. Negotiating and implementing such arrangements is similarly complex and time-consuming, and we may fail to close deals, agree on favorable terms, or avoid post-closing disputes. Revenue from collaborations depends on our partners’ performance, and these arrangements may not lead to timely or successful product development or commercialization. Acquisitions present additional risks, including integration challenges, failure to achieve anticipated synergies, cost savings, or revenue growth, and exposure to incremental liabilities or contractual obligations to minority investors. We may also incur impairment charges if acquired businesses underperform.
Failure to enter into such transactions or complete them on time, manage costs, or negotiate favorable terms could increase expenses, hinder our portfolio strategy, and negatively affect our financial condition. Even when successful, expected benefits may not be realized or may take longer than anticipated, and failure to meet these challenges could materially impact our business and results of operations.
Our performance may be adversely impacted if we are not successful in managing our inventory and/or working capital balances.
We manage inventory based on shelf life, sourcing levels, and anticipated demand. Effective inventory control is critical to meeting customer needs without incurring excess storage costs. If we fail to accurately forecast customer demand, it may lead to excess or obsolete inventory, requiring markdowns or disposal charges that negatively impact our financial results. Supply chain disruptions and other global risks could also cause raw material shortages and inventory depletion, while excess raw materials with short shelf lives may increase shrinkage risk. If we are not successful in managing our inventory balances, our results of operations and cash flows may be negatively affected. Relatedly, we also sell certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements, some of which are sponsored by certain customers. Should we choose not to participate, or if these programs were no longer available, it could reduce our cash flows from operations in the period in which the arrangement ends. Similarly, our failure to maintain proper control over collection of receivables and payment of payables could similarly impact our cash flows and results of operations.
Our results of operations may be negatively impacted by legal claims, disputes, investigations and litigation, including the ongoing antitrust and competition investigations and related class action lawsuits.
We are or may be, from time to time, involved in legal claims, regulatory investigations, and litigation, including matters related to competition and antitrust, environmental issues, intellectual property, product liability, personal injury, commercial disputes, employment and labor matters, false or deceptive advertising, and indirect taxes. For instance, product liability claims may arise from supplying ingredients to food, beverage, and personal care industries, while the operation of our facilities may expose us to environmental and personal injury claims, regulatory actions, and fines. Poor results of operations, liquidity or financial condition-particularly as we work towards implementation of our ongoing strategic transformation and our portfolio optimization strategy-may also increase litigation risk.
As further described in our consolidated financial statements, we are currently subject to antitrust investigations in a number of countries and class action lawsuits in the U.S. and Canada alleging antitrust violations by us and certain of our competitors. Additional suits and investigations may follow, and outcomes are uncertain. Enforcement actions could result in regulators imposing significant fines, penalties, or business restrictions, adversely affecting results of operations, liquidity, or financial condition, and overall business.
Our insurance coverage may be insufficient to protect us from potential material expenses related to pending and future claims and unavailable at reasonable cost in the future. Unfavorable outcomes in these or future matters could materially affect our profitability and financial condition.
Trade wars, tariffs, sanctions, geopolitical developments, supply chain disruptions, environmental events, natural disasters, public health or human rights crises, and other events may adversely affect our sourcing of raw materials, and our development, manufacturing, distribution or sale of our products.
We operate in a complex global environment and we are exposed, directly or indirectly through our suppliers, to risks, inherent in global development, manufacturing, distribution or sale of goods, including agricultural products. These include trade wars (including tariffs and duties), sanctions, geopolitical developments, supply chain disruptions, environmental events, natural disasters and public health crises, terrorism, industrial accidents, labor disputes, political or economic crises, as well as other external factors over which neither our suppliers nor we have control.
Our products depend on a wide range of raw materials sourced globally, such as essential or vegetable oils, botanical extracts, animal products, organic and petroleum-based chemicals. For certain materials, we rely on a limited number of suppliers or regions, making us vulnerable to shortages, delays, and price volatility. Tariffs and trade restrictions, sanctions, and geopolitical tensions (e.g., U.S.-China relations, Russia-Ukraine war, Middle East conflicts), as well as supply chain disruptions, along with energy price fluctuations, may further strain operations and margins. Environmental and climate-related events, including severe weather, droughts, floods, and water scarcity, can also impact crop yields, transportation, and energy costs, increasing sourcing challenges or prices of input costs.
Many of our manufacturing and research and development sites are highly specialized, and some are the sole location for producing certain products or uniquely situated to support our innovation efforts, respectively. Disruptions affecting these sites, including due to the risks outlined above, could lead to costly delays, reformulations, or relocation expenses. While we maintain strategic stock levels of certain raw materials and seek alternative sources when needed, these measures may not fully mitigate risks. If we are not able to successfully mitigate such risks, we could experience disruptions in production, which may result in decrease in our gross margin or reduced sales, and have a material adverse effect on our productivity, business, results of operations and financial condition.
Increases in input costs, including raw materials, transportation, and energy, have been exacerbated by recent inflationary and tariff pressures. If we are unable to increase the prices of our products to our customers to offset increased input cost trends, or if we are unable to achieve cost savings to offset such cost increases, our profits and operating results could be adversely affected. Our ability to price our products competitively is critical to maintain and grow our sales. However, possible increases in prices of our products to customers or the impact of the broader macroeconomic environment on our customers may continue to lead to declines in demand and sales volumes. We may also be unable to accurately predict or hedge cost fluctuations or anticipate the impact of price increases, while competitors may adapt more effectively. Persistent cost volatility could lead customers to seek alternative suppliers or reformulate products, resulting in long-term sales declines or loss of market share. Additionally, inflationary or deflationary trends may affect the financial health of customers and suppliers, further impacting demand and supply. These factors are beyond our control and may materially affect our business and financial condition.
A significant data breach or other disruption to our information technology systems could disrupt our operations, result in the loss of confidential information or personal data, and adversely impact our reputation, productivity, business or results of operations.
We rely on information technology systems, including third-party providers, to support critical business processes such as product development, manufacturing, sales, distribution, financial reporting, regulatory compliance, and data storage. To mitigate risks, we maintain an information security program with updated technology, policies, controls, insurance, governance, training, monitoring, and testing. While these measures mitigate cybersecurity risks, potential threats are constantly evolving and becoming more sophisticated, and conducted by a diverse group of actors, such as foreign governments, cyber terrorists, cyber criminals, malicious employees and other insiders and outsiders. The risks and potential threats can take many forms, such as code anomalies, “Acts of God,” data leakage, hardware or software failures, human errors, cyber extortion, password theft or introduction of viruses, malware and ransomware, including through phishing emails. Geopolitical conflicts, such as those in the Middle East and Russia-Ukraine, further heighten cyber risk.
A significant IT disruption or breach of our systems or those of our third party providers could result in loss of confidential data, operational downtime, litigation, regulatory penalties, damages, reputational harm, and substantial remediation costs. Increased reliance on cloud computing, AI, and hybrid work arrangements adds complexity and risk, including through unauthorized access or disclosure of personal and proprietary information. Integration of acquired systems and divestitures also create transitional vulnerabilities. Privacy laws such as GDPR and CCPA that allow private actions increase our litigation exposure related to potential cyber incidents.
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
We are exposed to AI-related risks and opportunities that if we fail to properly manage, could result in material liabilities, or otherwise materially adversely affect our business, results of operations, and financial condition.
We have been increasingly using AI tools in our operations, research and development and other areas. Many of our third-party partners also utilize AI tools. We may be exposed to AI-related risks in cases where we, our employees, or our third party partners, in each case whether or not known to us, use AI tools, as well as in cases where we fail to adopt AI tools at a pace or breath as our competitors.
The use of AI by us, our employees or any of our third-party partners may create risks, such as unauthorized disclosure of personal data, privacy risks, trade secrets, or confidential information, and potential receipt or use of third-party proprietary data, which could lead to intellectual property loss or disputes. AI may also weaken IP rights, where AI-generated inventions or creations may not be properly attributed to the rightful inventors, potentially resulting in additional disputes over intellectual property ownership and inventorship rights. The use of AI to draft patent applications may lead to inaccuracies or omissions in the applications, potentially resulting in weakened patent protection or possible outright rejection based on intellectual property ownership and inventorship. Separately, analyses, results or business processes relying on AI may also be deficient, inaccurate, or biased and we may fail to identify in a timely fashion or at all, if or to the extent that is the case. Furthermore, as discussed above, AI can amplify cybersecurity and IT risks and introduce compliance challenges as regulations evolve. Such risks may result in loss of confidential information, litigation, regulatory penalties, damages, reputational harm.
At the same time, AI is already changing the way we and our competitors do business by, among other things, accelerating research and development, creating efficiencies, improving supply chain, productivity and other processes, customer experience, talent management and decision-making. Any failure to capitalize on the AI benefits to the same degree or with the same speed as our competitors may put us in a disadvantageous position.
The impact of currency fluctuation or devaluation in the international markets in which we operate may negatively affect our results of operations.
We have significant operations outside the U.S., the results of which are reported in the local currency and then translated into U.S. dollars at applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between these currencies and the U.S. dollar have fluctuated and will continue to do so in the future, with the fluctuations being particularly pronounced in certain emerging markets. Changes in exchange rates between these local currencies and the U.S. dollar will affect the recorded levels of sales, profitability, assets and/or liabilities. Along with other macroeconomic uncertainty, we have experienced and continue to expect volatility in global foreign currency exchange rates. Changes to interest rate policy as managed by the Federal Reserve Bank or other central banks and potential changes in trade policy may further impact such exchange rates. Further volatility or unfavorable movements in currency exchange rates may adversely impact our financial condition, cash flows or liquidity. Although we employ a variety of techniques to mitigate the impact of exchange rate fluctuations, including sourcing strategies and a limited number of foreign currency hedging activities, we cannot guarantee that such hedging and risk management strategies will be effective, and our results of operations could be adversely affected.
International economic, political, legal, compliance and business factors could negatively affect our financial statements, operations and growth.
We operate on a global basis, with manufacturing sites, supply arrangements and sales presence in the U.S., Europe, Africa, the Middle East, Latin America, and Greater Asia. We also continue to expand our presence in emerging markets across the world. In 2025, approximately 72% of our combined net sales were to customers outside the U.S., and we intend to continue expansion of our international operations.
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
•the movement for increased unionization and collective labor activity in the U.S. and internationally may lead to labor instability, employee turnover, increased labor costs or production and operation disruptions;
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

Our inability to recruit, retain or transition employees could adversely affect our ability to compete and achieve our strategic goals.
Attracting, developing, and retaining talented employees, including our management team and senior employees, is essential to the successful delivery of our products and meeting our productivity goals. Our ongoing strategic transformation initiatives, 2025 reportable segment reorganization and corporate cost reallocations have impacted and may continue to impact employees’ roles and responsibilities. Competition for skilled labor particularly in scientific, tech and specialized fields may pose a risk to continued business operations, or increased labor costs. If we are unable to successfully transition, integrate, motivate and reward our employees, we may not be able to retain them or attract new employees. Thus, our ability to effectively compete with our competitors and to grow our business could be adversely affected.
In addition, the loss of any member of our senior management could materially adversely affect our ability to execute our business plan and strategy. We may not find an adequate replacement in a timely fashion, or at all, and any replacement may view the business differently than current members of management. Future executives may make changes to our strategic focus, operations, business plans or financial guidance and outlook, with corresponding changes in how we report our results of operations. We can make no assurances that we would be able to properly manage any shift in focus or that any changes to our business would ultimately prove successful.
Any impairment of our tangible or intangible long-lived assets, including goodwill, may adversely impact our profitability.
A significant portion of our assets consists of long-lived assets, including tangible assets such as our manufacturing facilities, and intangible assets, including goodwill and customer relationships.
As of December 31, 2025, we had $14.3 billion of intangible assets and goodwill, primarily arising from the acquisitions of Frutarom and N&B. Our results of operations and financial position in future periods could be negatively impacted should future impairments of our long-lived assets, including intangible assets or goodwill occur.
At least annually, we assess goodwill for impairment. We test for impairment by comparing the estimated fair value of a reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, we record an impairment charge based on the difference between the two. Intangible assets with finite lives are also tested for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Such events and changes in circumstances could include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections (for example due to regulatory or industry changes), our inability to recognize the anticipated benefits of acquisitions, unexpected business disruptions (for example due to a natural disaster, public health crisis, such as pandemics or epidemics or loss of a customer, supplier, or other significant business relationship), acts by governments and courts, operating results falling short of projections, or significant adverse changes in the markets in which we operate.
Effective January 1, 2025, our Nourish segment was restructured into two newly designated operating segments and reporting units: Taste and Food Ingredients. This change in management reporting necessitated the reallocation of goodwill between the two reporting units and the performance of a goodwill impairment test both prior to and subsequent to the change. We recorded an impairment charge of $1.153 billion within the Food Ingredients operating segment as a result of the change in the Company’s segments, which is reflected in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) during the year ended December 31, 2025. Any future restructuring or other changes in reporting may result in additional impairment charges. Refer to Part II, Item 7 and Note 1 and Note 12 to the Consolidated Financial Statements for additional information.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. Estimating the fair value of reporting units requires us to make assumptions and estimates regarding our business performance, future plans, future annual net cash flows, income tax considerations, discount rates and growth rates based on industry, economic, regulatory conditions and other market factors. Moreover, management will make significant accounting judgments and estimates for the application of acquisition accounting under GAAP, and the underlying valuation models. IFF’s operating results could be materially and adversely impacted in future periods if IFF’s accounting judgments and estimates related to these models prove to be inaccurate.
To the extent any of our businesses do not perform as anticipated and our underlying assumptions and estimates related to their fair value determination are not met, whether due to internal or external factors, the value of goodwill and other long-lived assets may be negatively affected and we may be required to record impairment charges.
We are subject to customer, consumer, shareholder and regulatory focus on sustainability, which may result in additional costs in order to meet new requirements, including adversely affecting our stock price, results of operations and access to capital.

Our customers, consumers and shareholders continue to be sensitive to environmental-related and other long-term sustainability issues. At the same time, we face increasing regulatory reporting requirements related to sustainability topics.
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
•our operating expenses;
•potential restrictions in our financing documents that may be instituted from time to time; and
•other general and economic conditions or other factors our Board of Directors deems to be relevant.
We expect to continue to pay dividends to our shareholders; however, our Board may reduce, suspend or discontinue the payment of dividends at any time. For instance, we announced in February 2024 that we had updated its dividend policy, reducing the expected quarterly dividend approximately 50% to enable faster deleveraging of the balance sheet and provide improved financial flexibility.
Any reduction in the amount of dividends we pay to shareholders could have an adverse effect on the trading price of our common stock.
We have a substantial amount of indebtedness that could materially adversely affect, among other things, our financial condition, our ability to return capital to our shareholders, needed investments into our business and our credit ratings.
Our indebtedness and related covenants could adversely affect our liquidity, flexibility, and cost of capital. As of December 31, 2025, our total debt was approximately $5.994 billion. Required principal and interest payments, pricing grids tied to our credit ratings, and financial covenants under our revolving credit facility could limit our ability to obtain additional financing, invest in our business, or return capital to shareholders. A downgrade of our credit ratings could increase borrowing costs and reduce market access. A deterioration of our financial condition may lead to additional restrictions, including limitations on dividends and share repurchases and mandatory prepayments from certain asset sale proceeds. If we are unable to maintain compliance with covenants, manage maturities, or preserve investment grade ratings, our liquidity, financial condition, and cost of capital could be adversely affected.
Our funding obligations for our pension and postretirement plans could adversely affect our earnings and cash flows.
Our funding obligations for our pension plans are impacted by the performance of the financial markets, particularly the equity markets and interest rates. Funding obligations are determined under government regulations and are measured each year based on the value of assets and liabilities on a specific date. If the financial markets do not provide the long-term returns that are expected under the governmental funding calculations, we could be required to make larger contributions. The equity markets can be very volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements. An adverse change in the funded status of the plans could significantly increase our required contributions in the future and adversely impact our liquidity.
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
Our products are subject to extensive and evolving regulatory, safety, and compliance requirements across multiple jurisdictions. These requirements govern product development, manufacturing, labeling, marketing, and sale, and include standards related to product safety, quality, efficacy, environmental impact, sustainability, and animal welfare. Compliance obligations may arise from government authorities, industry bodies, non-governmental organizations, or contractual commitments to customers. Regulatory frameworks continue to expand and become more complex, particularly in highly regulated markets, and may involve modernization of food safety laws, heightened scrutiny of certain ingredients (including synthetic or biotechnology-derived components). Emerging technologies, such as protein engineering, gene editing, and novel uses of biotechnology, are also prompting new or stricter regulatory approaches. These developments may require us to reformulate products, remove or replace certain substances, or modify manufacturing processes, potentially resulting in significant costs, capital expenditures, or operational changes that could adversely affect margins and profitability.
Recent regulatory actions illustrate these trends. For example, the European Commission’s ban on microplastics in personal care products, detergents, and cosmetics requires us to innovate and reformulate affected products. Similarly, the European Green Deal’s Chemicals Strategy for Sustainability (“CSS”) has driven updates to key regulations such as the EU Classification, Labeling and Packaging regulation (“CLP”) and the EU Detergent Regulation, introducing hazard-based risk management and grouping of substances to accelerate regulatory decisions. Revisions of the EU Cosmetic and Chemicals regulations have been deferred to the new EU Commission, but are still possible. These changes may negatively impact certain products we offer, including enzymes and fragrance ingredients. In the US, under the Toxic Substances Control Act (“TSCA”) chemicals regulation, companies experience significant challenges to bring new substances to the market, with major delays experienced with US EPA assessments and very restrictive release conditions being established for substances that make it through these reviews. Failure to adapt promptly and cost-effectively to these changes could result in increased costs to reformulate affected products and in loss of business to competitors with compliant products, operational disruptions, customer claims, regulatory fines, litigation, or reputational damage.
We may also be exposed to serious adverse health claims related to undetected poor quality of raw materials, internal system failures to adequately reduce or eliminate certain hazards (such as pathogens, allergens, contaminants, pesticides, physical hazards, etc.) or products that are not in line with required or agreed specifications.
Compliance risks are further compounded by operational complexities. Gaps in our processes, or those of suppliers and distributors, could lead to non-compliant or unsafe products, mislabeled or contaminated goods, or failures to meet agreed specifications. Supply chain challenges, aging infrastructure, human error, and inadequate hazard controls (e.g., for pathogens, allergens, contaminants, pesticides, or physical hazards) may exacerbate these risks. Such events could potentially harm consumer health and safety and may trigger recalls, regulatory enforcement actions, penalties, lost profits, reputational harm, productivity losses, property damage, personal injury, other liability or litigation. Our contracts often require us to indemnify customers for costs associated with non-compliance events, including penalties, remediation, litigation, and lost sales. Insurance or supplier indemnification may be unavailable or insufficient to cover these liabilities. Additionally, negative publicity, whether based on actual or perceived safety or quality concerns, could immediately impact sales and customer relationships and require substantial resources to restore confidence in our products and brand. Any of these factors could adversely affect our business, financial condition and our results of operations.
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
Failure to comply with these laws and regulations or any future changes to them may result in significant consequences to us, including the need to pause or cease production, close or relocate one or more of our production facilities, administrative, civil and criminal penalties, fines, sanctions, litigation, costly remediation measures, liability for damages and negative publicity. If we are unable to meet production requirements, we can lose customer orders, which can adversely affect our future growth or we may be required to make incremental capital investments to ensure supply. Idling of facilities or production modifications has caused or may cause customers to seek alternate suppliers due to concerns regarding supply interruptions and these customers may not return or may order at reduced levels even once issues are remediated. If these non-compliance issues occur, we may lose business and may be required to incur capital spending above previous expectations, close a plant, or operate a plant at significantly reduced production levels on a permanent basis, and our operating results and cash flows may be adversely affected.
We could be adversely affected by violations, by us or our counterparties, of U.S. or foreign anti-bribery, international trade, anti-corruption, antitrust or competition laws and regulations, applicable sanctions or employment and human rights or employment regulations.
The global nature of our business, our size and workforce, the significance of our international revenue, our focus on emerging markets, and our presence in regulated industries expose us to complex domestic and international regulatory challenges and risks associated with global operations. We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery and anti-corruption laws in other jurisdictions, which generally prohibit companies and their intermediaries from making improper payments to foreign officials to obtain or retain business or secure other commercial advantages. U.S. public companies must also maintain accurate books and records and implement adequate internal accounting controls. Under the FCPA, U.S. companies may be held liable for corrupt actions by directors, officers, employees, agents, or other partners. Failure to comply with the FCPA or similar laws could result in substantial civil or criminal fines and penalties, materially adversely affecting our business, reputation, operating results, and financial condition.
We operate and may pursue opportunities in jurisdictions such as China, India, Brazil, Russia, and certain African countries, which present elevated risks of fraud, corruption, and internal control challenges. In certain regions, compliance with anti-bribery laws may conflict with local customs and practices. We periodically conduct internal investigations, compliance reviews, and control testing, and implement remedial actions as appropriate to help ensure compliance. Detecting, investigating, and resolving actual or alleged violations of anti-bribery laws is costly, time-consuming, and may divert senior management attention. Allegations of non-compliance could disrupt operations, damage relationships with third parties, and negatively impact our financial condition and results of operations. A determination that we violated such laws could result in severe civil or criminal penalties, significant fines, loss of licenses or permits, and reputational harm.
Given our global footprint, we also sell certain products to countries subject to U.S. and other jurisdictions’ sanctions under general licenses and authorizations. For example, the U.S., European Union, and other jurisdictions have imposed sanctions and export controls on Russia, Belarus, and occupied regions of Ukraine. As a result, we have restricted exports to these regions to permitted products that meet essential needs. Compliance with sanctions laws is highly technical and requires rigorous oversight. Any inadvertent breach by us, our subsidiaries, or suppliers could have a material adverse effect on our business.
In addition, antitrust and competition laws and regulations continue to be actively enforced by competition authorities in the U.S., the European Union and other jurisdictions where we are active. Our failure to comply with competition laws and regulations can expose us to, among other things, high fines, damage actions (including private causes of action), reputation harm, and disruptions to our business, and expose our employees to civil or criminal penalties. See, also “—Our results of operations may be negatively impacted by legal claims, disputes, investigations and litigation, including the ongoing antitrust and competition investigations and related class action lawsuits.”
Similarly, the enforcement of international trade laws, including duties, tariffs, licensing requirements, anti-boycott, dumping and others is relevant to our broad and worldwide business. Our compliance failures related to any international trade laws or regulations could result in fines, damages, reputational harm and other negative impacts on the financial results of the Company.
Finally, our reputation and customer relationships depend in part on compliance by our suppliers, distributors, and other counterparties with ethical employment practices and legal requirements, including those related to child labor, wages and benefits, forced labor, discrimination, workplace safety, and human rights. While we generally expect adherence to our vendor code of conduct, we do not control third parties and cannot guarantee compliance. Failure by counterparties to meet applicable standards could harm our reputation and brand, expose us to litigation, investigations, enforcement actions, monetary liability, and additional costs, and adversely affect our business, financial condition, results of operations, and prospects.
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
We vigilantly protect our intellectual property rights, including trade secrets. We have designed and implemented internal controls intended to restrict access to and distribution of our respective intellectual property. Despite these precautions, our intellectual property is vulnerable to unauthorized access through employee error or actions, theft and cybersecurity incidents, and other security breaches, including due to increasing use of AI tools. See, also “—We are exposed to AI-related risks and opportunities that if we fail to properly manage, could materially adversely affect our business, results of operations, and financial condition.” Protecting intellectual property related to biotechnology is particularly challenging because theft can be difficult to detect and biotechnology can be self-replicating. Accordingly, the impact of such theft can be significant.
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
We are subject to taxes in the U.S. and numerous foreign jurisdictions. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in liabilities for uncertain tax positions, cost of repatriations or changes in tax laws, regulations, or their interpretation. Any of these changes could have a material adverse effect on our operating results.
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
In July 2025, the United States enacted the One Big Beautiful Bill Act (“OBBBA”) which, among other things, extended key provisions of the Tax Cuts and Jobs Act of 2017 and allowed for immediate expensing of certain business expense. Provisions are applicable beginning in 2025 with many provisions applicable beginning in 2026. We continue to evaluate the impact of the OBBBA on our future cash taxes and effective tax rate.
Changes in tax laws or regulations, including further developments in connection with the IRA and OBBBA; changes enacted in response to the action items provided by the OECD under Pillar Two, and continued scrutiny on the taxation of large multinational companies all increase tax uncertainty and could impact the Company’s effective tax rate and provision for income taxes. These changes are unpredictable and as such, it is difficult to predict the cumulative effect of such tax laws and regulations on our operating results.
The N&B Transaction could result in significant tax liability, and we may be obligated to indemnify DuPont for any such tax liability imposed on DuPont.
The 2021 N&B Transaction was a Reverse Morris Trust (“RMT”), treated as tax-free for U.S. federal income tax purposes by Dupont. Dupont received an opinion of counsel that the transaction qualified as a tax-free reorganization.
In connection with the N&B Transaction, IFF, N&B, and Dupont entered into a Tax Matters Agreement, a form of which is attached to IFF’s registration statement on Form S-4 (Registration Number 333-238072) (“TMA”). Under the TMA, IFF and N&B are required to indemnify Dupont for any taxes resulting from a “Spinco Tainting Act.” A Spinco Tainting Act is generally any action (or inaction) within our control or under the control of N&B or their affiliates, any event involving our common stock or the common stock of N&B or any assets of N&B or its subsidiaries, or any breach by N&B or any of its subsidiaries of any factual representations, assumptions, or undertakings made by it, in each case, that would affect the non-recognition treatment of the RMT (or other internal reorganizations prior to the N&B Transaction) to Dupont. If we were required to indemnify DuPont under the TMA, this indemnification obligation may be substantial and could have a material adverse effect on us, including with respect to our financial condition and results of operations.
Moreover, we are not indemnified by Dupont for most tax liabilities related to periods prior to the N&B Transaction. Tax liabilities could increase as an outcome of final determination of tax examinations and could adversely impact our financial results.
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
In addition, our Enterprise Risk Management (“ERM”) program is designed to identify and assess our global risks and to develop steps to mitigate and manage risks. As part of our risk management practices, we, under the direction and ownership of the Executive Leadership Team, have established risk champions and ambassadors throughout the organization to identify, assess, map, and mitigate these exposures on a regular basis in discussion with functional risk owners. The Board receives regular reports on the ERM process and the risk mitigation activities, including reports focused on compliance, human capital, cybersecurity, and sustainability risks.
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
Based on industry baselines and discussions throughout our membership in various global InfoSec communities, we believe that these preventative actions are designed to reduce cybersecurity risk and the likelihood and impact of potential information security incidents. Given the evolving nature of InfoSec incidents, we regularly engage with our peers on threat intelligence and collaborate with organizations both in our industry and across industries to share best practices.
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

ITEM 2.    PROPERTIES.
Our principal owned and leased properties, as of December 31, 2025, are as follows:

	Europe, Africa & the Middle East		North America		Greater Asia		Latin America		Total
	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
Plant	37	12	17	7	19	4	13	3	86	26
Office	1	43	—	2	1	12	—	2	2	59
Laboratory	3	16	2	11	2	19	1	6	8	52
Warehouse	2	15	—	7	—	3	1	4	3	29
Other	7	1	—	4	7	2	2	1	16	8
	50	87	19	31	29	40	17	16	115	174
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
Approximate Number of Equity Security Holders.

Title of Class	Number of shareholders of record as of February 20, 2026
Common stock, par value 12 1/2¢ per share	2,766

Issuer Purchases of Equity Securities.
The following information summarizes information with respect to the Company’s purchase of its common stock during the year ended December 31, 2025, reported on a settlement date basis.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs(1) (Dollars in Millions)
October 1-31, 2025	210,002	$62.83	210,002	$487
November 1-30, 2025	174,872	65.17	174,872	475
December 1-31, 2025	199,041	66.29	199,041	462
Total	583,915	$64.71	583,915	$462
(1)As announced on August 5, 2025, our Board of Directors authorized a repurchase plan of up to $500 million of common stock. The program began on October 1, 2025 and does not have a specified term of termination date. Subject to market conditions, we expect to repurchase all shares under this authorization, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1 under the Exchange Act, and in block trades, or a combination of the foregoing.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(UNLESS INDICATED OTHERWISE, DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
OVERVIEW
Company Background
In 2025, we were organized into five reportable operating segments: Taste, Food Ingredients, Health & Biosciences, Scent and, until its divestiture in May 2025, Pharma Solutions.
Our Taste segment consists of the development and production of a range of flavor compounds and natural taste solutions that are ultimately used by our customers in a diverse variety of products, including savory products (soups, sauces, meat, fish, poultry, snacks, etc.), beverages (juice drinks, carbonated or flavored beverages, spirits, etc.), sweets (bakery products, candy, cereal, chewing gum, etc.), and dairy products (yogurt, ice cream, cheese, etc.). Taste also includes value-added spices and seasoning ingredients for meat, food service, convenience, alternative protein and culinary products.
Our Food Ingredients segment consists of a diversified portfolio across natural, artificial and plant-based specialty food ingredients that provide functional properties solutions for food and beverage products, as well as specialty soy and pea protein with value-added formulations, emulsifiers and sweeteners. Natural food protection ingredients consist of natural antioxidants and anti-microbials used for natural food preservation and shelf-life extension for beverages, cosmetic and healthcare products, pet food and feed additives. Food Ingredients also includes savory solutions (such as spices, marinades, and mixtures) and inclusion products (such as products combining flavorings with fruit, vegetables and other natural ingredients).

Our Health & Biosciences segment consists of the development and production of an advanced biotechnology-derived portfolio of enzymes, food cultures, probiotics and specialty ingredients for food and non-food applications. Among many other applications, our portfolio includes cultures for use in fermented foods such as yogurt, cheese and fermented beverages, probiotic strains, household detergents, animal feed, ethanol production and brewing. Health & Biosciences is comprised of Health, Food Biosciences, Home & Personal Care, Animal Nutrition and Grain Processing.
Our Scent segment creates fragrance compounds and fragrance ingredients that are integral elements in the world’s finest perfumes and best-known household and personal care products. Consumer insights, science and creativity are at the heart of our Scent business, along with our unique portfolio of natural and synthetic ingredients, global footprint, innovative technologies and know-how, and customer intimacy. The Scent segment is comprised of Fragrance Compounds and Fragrance Ingredients.
Our former Pharma Solutions segment produced, among other things, a vast portfolio of cellulosics and seaweed-based pharmaceutical excipients, used in prescription and over-the-counter pharmaceuticals and dietary supplements. We completed the divestiture of our Pharma Solutions disposal group, which included certain adjacent businesses, on May 1, 2025 and we divested our nitrocellulose business, which was within our Pharma Solutions segment, on May 9, 2025.
2025 Segment Reorganization
Effective January 1, 2025, our former Nourish segment was restructured into two newly designated operating segments: Taste and Food Ingredients. With additional minor adjustments, our Flavors business, was renamed Taste, and our Ingredients business, was renamed Food Ingredients. Consequently, starting in the first quarter of 2025, our business segments were as follows: Taste, Food Ingredients, Health & Biosciences, Scent, and Pharma Solutions. We divested the Pharma Solutions segment in May 2025.
Financial Measures — Comparable Currency Neutral
Our financial results include the impact of foreign currency exchange rates and business divestitures. We provide currency neutral calculations in this report to remove the impact of foreign currency exchange rates fluctuations and business divestitures. We calculate comparable currency neutral numbers by translating current year transactions amounts at the exchange rates used for the corresponding prior year period and adjust prior year results to exclude businesses divested for the comparable period. We use comparable currency neutral results in our analysis of subsidiary and/or segment performance. We also use comparable currency neutral numbers when analyzing our performance against our competitors. See “Non-GAAP Financial Measures” for further discussion on the comparable currency neutral measure.
Impairment of Goodwill
As a result of the segment reorganization that occurred on January 1, 2025, goodwill related to the Nourish reporting unit was allocated between the Taste and Food Ingredients reporting units. In accordance with ASC 350, we performed a quantitative goodwill impairment test on the former Nourish reporting unit immediately prior to the change, and separately tested goodwill for the new Taste and Food Ingredients reporting units following the reorganization. Based on the results of the impairment testing, we determined that the carrying value of the Food Ingredients reporting unit exceeded its fair value and recorded an impairment charge of $1.153 billion. This charge is reflected in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2025. See Note 12 to the Consolidated Financial Statements for additional information.
During 2024, we determined that the carrying value of the Pharma Solutions disposal group exceeded its fair value and recorded an impairment charge of $64 million in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2024.
During 2023, we determined that the carrying value of the Nourish reporting unit exceeded its fair value and recorded an impairment charge of $2.623 billion in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2023.
See “Critical Accounting Policies and Use of Estimates” and Note 12 to the Consolidated Financial Statements for additional information. For more detailed information about risks related to impairment of goodwill, refer to Item 1A, “Risk Factors” – “Any impairment of our tangible or intangible long-lived assets, including goodwill, may adversely impact our profitability.”
2025 Financial Performance Overview
For a reconciliation between reported and adjusted figures, please refer to the “Non-GAAP Financial Measures” section.

Sales
Sales in 2025 of $10.890 billion decreased 5% compared to sales of $11.484 billion in 2024. On a comparable currency neutral basis, sales in 2025 increased 2% compared to 2024. Exchange rates impact on sales was less than 1%. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies. Comparable portfolio results exclude the impact of divestitures of the Flavors & Essences UK business (“F&E UK”), Rene Laurent business in France, Cosmetic Ingredients business, and the Pharma Solutions disposal group and Nitrocellulose business (“change in business portfolio mix due to divestitures”), which was approximately $757 million.
A key factor for commercial success is our inclusion on strategic customers’ core supplier lists, which provides opportunities to expand and win new business. We are on the core supplier lists of a large majority of our global and strategic customers. Additionally, a significant portion of our sales comes from a relatively small number of large multinational customers. In 2025, our 25 largest customers, a majority of which were multinational consumer products companies, collectively accounted for approximately 32% of our sales. Beyond large multinational customers, our customer base continues to be diverse. Based on fiscal-year 2025 sales, we had approximately 20,000 customers. Approximately 69% of sales were from small and mid-sized companies. In 2025, no customer accounted for 10% or more of sales.
Gross Profit
Gross profit in 2025 decreased $186 million, or 5% on a reported basis, to $3.938 billion (36.2% of sales) from $4.124 billion (35.9% of sales) in the 2024 period. The decrease in gross profit was primarily driven by the impact of divestitures of $264 million and the effect of exchange rate variations, offset in part by volume increases and productivity gains.

RESULTS OF OPERATIONS

Year Ended December 31,	Change
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net sales	$10,890	$11,484	$11,479	(5)%	—%
Cost of sales	6,952	7,360	7,798	(6)%	(6)%
Gross profit	3,938	4,124	3,681	(5)%	12%
Research and development (R&D) expenses	694	671	636	3%	6%
Selling and administrative (S&A) expenses	1,834	1,995	1,787	(8)%	12%
Restructuring and other charges	70	29	68	141%	(57)%
Amortization of acquisition-related intangibles	568	610	680	(7)%	(10)%
Impairment of goodwill	1,153	64	2,623	NMF	(98)%
Losses (Gains) on sale of assets	1	(11)	(3)	(109)%	267%
Operating (loss) profit	(382)	766	(2,110)	(150)%	(136)%
Interest expense	229	305	380	(25)%	(20)%
Gain on extinguishment of debt	(488)	—	—	NMF	NMF
Losses (Gains) on business disposals	109	(346)	23	(132)%	—%
Loss on assets classified as held for sale	115	317	—	NMF	—%
Other expense, net	65	182	5	(64)%	NMF
(Loss) income before taxes	(412)	308	(2,518)	(234)%	(112)%
Provision for income taxes	(53)	41	69	(229)%	(41)%
Net (loss) income	(359)	267	(2,587)	(234)%	(110)%
Net income attributable to non-controlling interest	2	4	4	(50)%	—%
Net (loss) income attributable to IFF shareholders	$(361)	$263	$(2,591)	(237)%	(110)%
Net income (loss) per share — basic and diluted	$(1.41)	$1.04	$(10.14)	(236)%	(110)%
Gross margin	36.2%	35.9%	32.1%	30	bps	NMF
R&D as a percentage of sales	6.4%	5.8%	5.5%	60	bps	30	bps
S&A as a percentage of sales	16.8%	17.4%	15.6%	(60)	bps	180	bps
Operating margin	(3.5)%	6.7%	(18.4)%	NMF	NMF
Effective tax rate	12.9%	13.3%	(2.7)%	(40)	bps	NMF
Segment net sales
Taste	$2,481	$2,428	$2,303	2%	5%
Food Ingredients	3,278	3,365	3,692	(3)%	(9)%
Health & Biosciences	2,283	2,203	2,071	4%	6%
Scent	2,479	2,439	2,393	2%	2%
Pharma Solutions	369	1,049	1,020	(65)%	3%
Consolidated	$10,890	$11,484	$11,479	(5)%	—%
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

2025 IN COMPARISON TO 2024
Sales performance by segment was as follows:

	% Change in Sales - 2025 vs. 2024
	Reported	Currency Neutral(2)	Comparable Currency Neutral(1)(2)
Taste	2%	3%	4%
Food Ingredients	-3%	-3%	-3%
Health & Biosciences	4%	3%	3%
Scent	2%	2%	3%
Pharma Solutions	-65%	-64%	12%
Total	-5%	-5%	2%
Comparable currency neutral reported performance by segment was as follows:

	Year Ended December 31,
	2025	2024
Net Sales
Taste	$2,508	$2,410
Food Ingredients	3,279	3,365
Health & Biosciences	2,275	2,203
Scent	2,495	2,412
Pharma Solutions	376	337
Impact of Business Divestitures(1)	—	757
Impact of Currency Fluctuation(2)	(43)	—
Total	$10,890	$11,484
_______________________
(1)Impact of business divestitures includes the results of the F&E UK business that was divested on September 1, 2024 (for January 1, 2024 to September 1, 2024), the Rene Laurent business that was divested on December 1, 2025 (for December 1, 2024 to December 31, 2024), the Cosmetic Ingredients business that was divested on April 2, 2024 (for January 1, 2024 to April 2, 2024), and the Pharma Solutions disposal group and Nitrocellulose business that were divested on May 1, 2025 and May 9, 2025, respectively (for May 1, 2024 to December 31, 2024 and May 9, 2024 to December 31, 2024, respectively).
(2)Currency neutral sales are calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
Taste
Taste sales in 2025 increased $53 million, or 2% on a reported basis, to $2.481 billion compared to $2.428 billion in 2024. On a comparable currency neutral basis, Taste sales increased 4% in 2025 compared to the 2024 period, driven by volume increases across all business entities. Exchange rate variations had an unfavorable impact of 1%. Comparable portfolio results exclude the impact of the divestitures of the F&E UK business and Rene Laurent business of approximately $18 million.
Food Ingredients
Food Ingredients sales in 2025 decreased $87 million, or 3% on a reported basis, to $3.278 billion compared to $3.365 billion in 2024. On a comparable currency neutral basis, Food Ingredients sales decreased 3% in 2025 compared to the 2024 period, driven by volumes decreases in Protein Solutions offset by volume growth in Inclusions as well the proactive exit of low margin business over the course of 2025. Exchange rates impact on sales was less than 1%.
Health & Biosciences
Health & Biosciences sales in 2025 increased $80 million, or 4% on a reported basis, to $2.283 billion compared to $2.203 billion in 2024. On a comparable currency neutral basis, Health & Biosciences sales increased 3% in 2025 compared to the 2024 period driven by volume increases across various business units and price increases across Food Biosciences and Grain Processing business units. Exchange rate variations had a favorable impact of 1%.
Scent

Scent sales in 2025 increased $40 million, or 2% on a reported basis, to $2.479 billion compared to $2.439 billion in 2024. On a comparable currency neutral basis, Scent sales increased 3% in 2025 compared to the 2024 period driven by volume increases in Fragrance Compounds offset by decreases in Fragrance Ingredients. Exchange rates impact on sales was less than 1%. Comparable portfolio results exclude the impact of the divestiture of the Cosmetic Ingredients business, with an impact of approximately $27 million.
Pharma Solutions
Pharma Solutions sales in 2025 decreased $680 million, or 65% on a reported basis, to $369 million compared to $1.049 billion in 2024. On a comparable currency neutral basis, Pharma Solutions sales increased 12% in 2025 compared to the 2024 period driven by volume and price increases. The impact of exchange rate variations had an unfavorable impact of 1% and the divestitures of the Pharma Solutions disposal group and Nitrocellulose disposal group had a sales impact of approximately $712 million. This comparison reflects a full year of contributions from both businesses in 2024, whereas 2025 includes only four months of activity prior to the divestitures, contributing significantly to the year-over-year decline.
Cost of Sales
Cost of sales decreased $408 million to $6.952 billion (63.8% of sales) in 2025 compared to $7.360 billion (64.1% of sales) in 2024. The decrease in cost of sales was primarily driven by the divestitures the impact of which was approximately $493 million, lower raw material costs and lower unfavorable manufacturing absorption compared to the prior year period, increased productivity compared to the prior year period, offset in part by volume increases. With the decrease in cost of sales, gross margin increased, reflecting the benefit of lower costs and improved productivity.
Research and Development (“R&D”) Expenses
R&D expenses increased $23 million to $694 million (6.4% of sales) in 2025 compared to $671 million (5.8% of sales) in 2024. The increase in R&D expenses was primarily driven by an increase in employee related costs and operating expenses for R&D related activities, offset in part by the impact of the divestitures and the effect of exchange rate variations.
Selling and Administrative (“S&A”) Expenses
S&A expenses decreased $161 million to $1.834 billion (16.8% of sales) in 2025 compared to $1.995 billion (17.4% of sales) in 2024. The decrease in S&A expenses was primarily driven by a decrease in the incentive compensation expense and lower consulting fees incurred in relation to business divestitures.
Restructuring and Other Charges
Restructuring and other charges increased to $70 million in 2025 compared to $29 million in 2024. The increase was driven by higher severance costs incurred as part of the IFF Productivity Program. See Note 5 for additional information.
Amortization of Acquisition-Related Intangibles
Amortization expenses decreased to $568 million in 2025 compared to $610 million in 2024. The decrease in amortization expense was primarily driven by the intangible assets of the Pharma Solutions disposal group being classified as “held for sale,” and therefore no longer recognizing amortization expense on those intangible assets. See Note 4 for additional information.
Impairment of Goodwill
The impairment of goodwill was $1.153 billion in 2025 compared to $64 million in 2024, which was related to the Food Ingredients reporting unit and the Pharma Solutions disposal group, respectively. See Note 1, Note 3, and Note 12 for additional information.
Interest Expense
Interest expense decreased $76 million to $229 million in 2025 compared to $305 million in 2024. The decrease in interest expense was due to lower debt outstanding. See Note 14 for additional information.
Losses (Gains) on Business Disposals
Losses (Gains) on business disposals was $109 million in 2025 compared to $(346) million in 2024. The net loss in 2025 was primarily driven by the Pharma Solutions disposal group and Nitrocellulose business divestitures, while the gain recognized in 2024 related to the Cosmetic Ingredients business divestiture, offset in part by the loss recognized on the sale of the F&E UK business. See Note 3 for additional information.
Loss on Assets Classified as Held for Sale

Loss on assets classified as held for sale was $115 million in 2025 and $317 million in 2024. The loss in 2025 related to assets classified as held for sale for the Soy Crush, Concentrates & Lecithin business. The loss in 2024 related to assets classified as held for sale for the Pharma Solutions disposal group and the portion of the Savory Solutions business in Turkey. See Note 4 for additional information.
Other Expense, Net
Other expense, net, decreased $117 million to $65 million in 2025 compared to $182 million in 2024. $130 million of the decrease was driven by a settlement loss that was recognized upon termination of the International Flavors & Fragrances Inc. Pension Plan in 2024. See Note 8 and Note 9 for additional information.
Income Taxes
The effective tax rate in 2025 was 12.9% compared to 13.3% in 2024. The year-over-year decrease was primarily driven by the tax benefit resulting from the entity realignment project, offset in part by the impact of business divestitures, tax effects of non-deductible goodwill impairment and changes in the mix of earnings post-divestitures. See Note 10 for additional information.
Segment Adjusted Operating EBITDA Results
We use Segment Adjusted Operating EBITDA for internal reporting and performance measurement purposes. Segment Adjusted Operating EBITDA is defined as (Loss) Income Before Taxes before depreciation and amortization expense, interest expense, restructuring and other charges and certain items that are not related to recurring operations. Our determination of reportable segments was made on the basis of our strategic priorities within each segment and corresponds to the manner in which our Chief Operating Decision Maker reviews and evaluates operating performance to make decisions about resources to be allocated to the segment. In addition to our strategic priorities, segment reporting is also based on differences in the products we sell.

Adjusted Operating EBITDA performance by segment was as follows:

	% Change in Adjusted Operating EBITDA - 2025 vs. 2024
	Reported(1)	Comparable Currency Neutral Adjusted (1)(2)(3)
Taste	4%	10%
Food Ingredients	4%	10%
Health & Biosciences	3%	7%
Scent	-6%	2%
Pharma Solutions	-65%	16%
Total	-5%	7%
Comparable Currency Neutral Adjusted Operating EBITDA by segment was as follows:

	For the Year Ended December 31,
(DOLLARS IN MILLIONS)	2025	2024
Segment Adjusted Operating EBITDA
Taste	$490	$446
Food Ingredients	439	399
Health & Biosciences	608	568
Scent	537	526
Pharma Solutions	79	68
Impact of Currency Fluctuation(3)	(67)	—
Impact of Business Divestitures(2)	—	198
Total	2,086	2,205
Depreciation & Amortization	(962)	(1,015)
Interest Expense	(229)	(305)
Other (Expense) Income, net	(65)	(182)
Restructuring and Other Charges	(70)	(29)
Impairment of Goodwill	(1,153)	(64)
(Losses) Gains on Business Disposals	(109)	346
Loss on Assets Classified as Held for Sale	(115)	(317)
Gain on Extinguishment of Debt	488	—
Acquisition, Divestiture and Integration Related Costs	(125)	(228)
Strategic Initiatives Costs	(35)	(33)
Regulatory Costs	(106)	(73)
Entity Realignment Costs	(8)	(6)
Other	(9)	9
(Loss) Income Before Taxes	$(412)	$308
Segment Adjusted Operating EBITDA margin:
Taste	19.5%	18.5%
Food Ingredients	13.4%	11.9%
Health & Biosciences	26.7%	25.8%
Scent	21.5%	21.8%
Pharma Solutions	21.0%	20.2%
Consolidated	19.2%	19.2%
_______________________
(1)Refer to Note 7 for a reconciliation of Adjusted Operating EBITDA to Income (Loss) Before Taxes.

(2)Comparable portfolio results for 2024 exclude the impact of divestitures. Impact of business divestitures includes the results of the F&E UK business that was divested on September 1, 2024 (for January 1, 2024 to September 1, 2024), the Rene Laurent business that was divested on December 1, 2025 (for December 1, 2024 to December 31, 2024), the Cosmetic Ingredients business that was divested on April 2, 2024 (for January 1, 2024 to April 2, 2024), and the Pharma Solutions disposal group and Nitrocellulose business that were divested on May 1, 2025 and May 9, 2025, respectively (for May 1, 2024 to December 31, 2024 and May 9, 2024 to December 31, 2024, respectively).
(3)Currency neutral amounts are calculated by translating current year transaction amounts at the exchange rates for the corresponding prior year period.
Following the completed divestitures of the Pharma Solutions disposal group on May 1, 2025 and the Nitrocellulose business on May 9, 2025, we retrospectively reallocated certain corporate costs previously attributed to the Pharma Solutions segment. These costs have been redistributed across the Taste, Food Ingredients, Health & Biosciences, and Scent segments for comparability purposes.

	For the Year Ended December 31, 2024
	Selling & Administrative Expenses	Research & Development Expenses	Total EBITDA Impact
Taste	$7	$1	$(8)
Food Ingredients	9	—	(9)
Health & Biosciences	7	1	(8)
Scent	5	1	(6)
Total	$28	$3	$(31)

Taste Segment Adjusted Operating EBITDA
Taste Segment Adjusted Operating EBITDA increased $18 million, or 4% on a reported basis, to $478 million (19.3% of segment sales) in 2025 from $460 million (18.9% of segment sales) in 2024. On a comparable currency neutral basis, Taste Segment Adjusted Operating EBITDA increased 10% in 2025 compared to 2024 led by primarily favorable net pricing, volume increases and productivity gains. Comparable portfolio results exclude the impact of the divestitures of the F&E UK business with an impact of approximately $14 million.
Food Ingredients Segment Adjusted Operating EBITDA
Food Ingredients Segment Adjusted Operating EBITDA increased $15 million, or 4% on a reported basis, to $423 million (12.9% of segment sales) in 2025 from $408 million (12.1% of segment sales) in 2024. On a comparable currency neutral basis, Food Ingredients Segment Adjusted Operating EBITDA increased 10% in 2025 compared to 2024 led by primarily favorable net pricing and productivity gains.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA increased $17 million, or 3% on a reported basis, to $594 million (26.0% of segment sales) in 2025 from $577 million (26.2% of segment sales) in 2024. On a comparable currency neutral basis, Health & Biosciences Segment Adjusted Operating EBITDA increased 7% in 2025 compared to 2024 led by primarily favorable net pricing, volume increases, and productivity gains.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA decreased $30 million, or 6% on a reported basis, to $515 million (20.8% of segment sales) in 2025 from $545 million (22.3% of segment sales) in 2024. On a comparable currency neutral basis, Scent Segment Adjusted Operating EBITDA increased 2% in 2025 compared to 2024 led by primarily volume increases and productivity gains. Comparable portfolio results exclude the impact of the divestiture of the Cosmetic Ingredients business, with an impact of approximately $19 million.

Pharma Solutions Segment Adjusted Operating EBITDA
Pharma Solutions Segment Adjusted Operating EBITDA decreased $139 million, or 65% on a reported basis, to $76 million (20.6% of segment sales) in 2025 from $215 million (20.5% of segment sales) in 2024. On a comparable currency neutral basis, Pharma Solutions Segment Adjusted Operating EBITDA increased 16% in 2025 compared to 2024 led by primarily favorable net pricing. The divestitures of the Pharma Solutions disposal group and Nitrocellulose business had an impact on Adjusted Operating EBITDA of approximately $147 million. This comparison reflects a full year of contributions from both businesses in 2024, whereas 2025 includes only four months of activity prior to the divestitures, contributing significantly to the year-over-year decline.

2024 IN COMPARISON TO 2023
Sales performance by segment was as follows:

	% Change in Sales - 2024 vs. 2023
	Reported	Currency Neutral(2)	Comparable Currency Neutral(1)(2)
Taste	5%	11%	12%
Food Ingredients	-9%	-7%	-1%
Health & Biosciences	6%	8%	8%
Scent	2%	7%	12%
Pharma Solutions	3%	3%	3%
Total	—%	3%	6%

Comparable reported performance by segment was as follows:

	Year Ended December 31,
	2024	2023
Net Sales
Taste	$2,428	$2,281
Food Ingredients	3,365	3,470
Health & Biosciences	2,203	2,071
Scent	2,439	2,277
Pharma Solutions	1,049	1,020
Impact of Business Divestitures(1)	—	360
Total	$11,484	$11,479

Comparable currency neutral reported performance by segment was as follows:

	Year Ended December 31,
	2024	2023
Net Sales
Taste	$2,560	$2,281
Food Ingredients	3,429	3,470
Health & Biosciences	2,244	2,071
Scent	2,554	2,277
Pharma Solutions	1,048	1,020
Impact of Business Divestitures(1)	—	360
Impact of Currency Fluctuation(2)	(351)	—
Total	$11,484	$11,479
_______________________

(1)Comparable portfolio results for 2023 exclude the impact of divestitures. Impact of business divestitures include the results of a portion of the Savory Solutions business that was divested on May 31, 2023 (for January 1, 2023 to May 31, 2023), the Flavor Specialty Ingredients business that was divested on August 1, 2023 (for January 1, 2023 to August 1, 2023), the Sonarome business that was divested on December 1, 2023 (for January 1, 2023 to December 1, 2023), the Cosmetic Ingredients business that was divested on April 2, 2024 (for April 2, 2023 to December 31, 2023), and the Flavors & Essences UK business that was divested on September 1, 2024 (for September 1, 2023 to December 31, 2023).
(2)Currency neutral sales are calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
Taste
Taste sales in 2024 increased $125 million, or 5% on a reported basis, to $2.428 billion compared to $2.303 billion in 2023. On a comparable currency neutral basis, Taste sales increased 12% in 2024 compared to the 2023 period, driven by volume increases. Exchange rate variations had an unfavorable impact of 6%. Comparable portfolio results exclude the impact of the divestitures of the Sonarome business and F&E UK business, with an impact of approximately $22 million.
Food Ingredients
Food Ingredients sales in 2024 decreased $327 million, or 9% on a reported basis, to $3.365 billion compared to $3.692 billion in 2023. On a comparable currency neutral basis, Food Ingredients sales decreased 1% in 2024 compared to the 2023 period, driven by volume decreases in Emulsifiers and Sweeteners offset by volumes increases across other business units. Exchange rate variations had an unfavorable impact of 2%. Comparable portfolio results exclude the impact of the divestiture of the portion of the Savory Solutions business with an impact of approximately $222 million.
Health & Biosciences
Health & Biosciences sales in 2024 increased $132 million, or 6% on a reported basis, to $2.203 billion compared to $2.071 billion in 2023. On a comparable currency neutral basis, Health & Biosciences sales increased 8% in 2024 compared to the 2023 period driven by volume increases across various business units and price increases across Food Biosciences and Grain Processing business units. Exchange rate variations had an unfavorable impact of 2%.
Scent
Scent sales in 2024 increased $46 million, or 2% on a reported basis, to $2.439 billion compared to $2.393 billion in 2023. On a comparable currency neutral basis, Scent sales increased 12% in 2024 compared to the 2023 period driven by price increases in the Fragrance Compounds business unit and volume increases across all business units. Exchange rate variations had an unfavorable impact of 5%. Comparable portfolio results exclude the impact of the divestitures of the Flavors Specialty Ingredients business and Cosmetic Ingredients business, with an impact of approximately $116 million.
Pharma Solutions
Pharma Solutions sales in 2024 increased $29 million, or 3% on a reported basis, to $1.049 billion compared to $1.020 billion in 2023. On a comparable currency neutral basis, Pharma Solutions sales also increased 3% in 2024 compared to the 2023 period driven by volume growth in industrial markets. Exchange rates impact on sales was less than 1%. Performance in the Pharma Solutions operating segment was driven by volume growth in industrial markets.
Cost of Sales
Cost of sales decreased $438 million to $7.360 billion (64.1% of sales) in 2024 compared to $7.798 billion (67.9% of sales) in 2023. The decrease in cost of sales was primarily driven by the change in business portfolio mix due to divestitures which was approximately $227 million, lower raw material costs and manufacturing expenses, lower unfavorable manufacturing absorption compared to the prior year period, increased productivity compared to the prior year period, offset in part by volume increases. With the decrease in cost of sales, gross margin increased, reflecting the benefit of lower costs and improved productivity.
Research and Development (“R&D”) Expenses
R&D expenses increased $35 million to $671 million (5.8% of sales) in 2024 compared to $636 million (5.5% of sales) in 2023. The increase in R&D expenses was primarily driven by an increase in incentive compensation expense, offset in part by the net impact of the change in business portfolio mix due to divestitures and the effect of exchange rate variations.

Selling and Administrative (“S&A”) Expenses
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
Impairment of Goodwill
The impairment of goodwill was $64 million in 2024 compared to $2.623 billion in 2023, which was related to the Pharma Solutions disposal group and Nourish reporting units, respectively. See Note 1, Note 3, and Note 12 for additional information.
Interest Expense
Interest expense decreased $75 million to $305 million in 2024 compared to $380 million in 2023. The decrease in interest expense was due to lower debt outstanding. See Note 14 for additional information.
Losses (Gains) on Business Disposals
Losses (Gains) on business disposals increased to $(346) million in 2024 compared to $23 million in 2023. The net gain on business disposals in 2024 primarily relates to the gain recognized on the sale of the Cosmetic Ingredients business, offset in part by the loss recognized on the sale of the F&E UK business. The loss in 2023 primarily relates to the sale of the Flavors Specialty Ingredients business, the sale of a portion of the Savory Solutions business, and liquidation of a business in Russia for the sale of the portion of the Savory Solutions business. See Note 3 for additional information.
Loss on Assets Classified as Held for Sale
Loss on assets classified as held for sale was $317 million in 2024. This related to assets classified as held for sale for the Pharma Solutions disposal group and a portion of the Savory Solutions business in Turkey. See Note 4 for additional information.
Other Expense, Net
Other expense, net, increased $177 million to $182 million in 2024 compared to $5 million in 2023. $153 million of increased expense was driven by increased pension-related expense, $130 million of which was due to a settlement loss that was recognized upon termination of the International Flavors & Fragrances Inc. Pension Plan in 2024. See Note 8 and Note 9 for additional information.
Income Taxes
The effective tax rate in 2024 was 13.3% compared to (2.7)% in 2023. The year-over-year increase was primarily driven by an increase in pre-tax income, changes in the mix of earnings, the tax impact of business divestitures and certain non-recurring tax benefits. See Note 10 for additional information.

Segment Adjusted Operating EBITDA Results
Adjusted Operating EBITDA performance by segment was as follows:

	% Change in Adjusted Operating EBITDA - 2024 vs. 2023
	Reported(1)	Comparable Adjusted(1)(2)
Taste	18%	21%
Food Ingredients	11%	18%
Health & Biosciences	10%	10%
Scent	10%	21%
Pharma Solutions	7%	7%
Total	11%	16%
Comparable Adjusted Operating EBITDA by segment was as follows:

	For the Year Ended December 31,
(DOLLARS IN MILLIONS)	2024	2023
Segment Adjusted Operating EBITDA
Taste	$460	$381
Food Ingredients	408	346
Health & Biosciences	577	524
Scent	545	450
Pharma Solutions	215	202
Impact of Business Divestitures(2)	—	77
Total	2,205	1,980
Depreciation & Amortization	(1,015)	(1,142)
Interest Expense	(305)	(380)
Other (Expense) Income, net	(182)	(5)
Restructuring and Other Charges	(29)	(68)
Impairment of Goodwill	(64)	(2,623)
Gains (Losses) on Business Disposals	346	(23)
Loss on Assets Classified as Held for Sale	(317)	—
Acquisition, Divestiture and Integration Related Costs	(228)	(174)
Strategic Initiatives Costs	(33)	(31)
Regulatory Costs	(73)	(50)
Entity Realignment Costs	(6)	(2)
Other	9	—
Income (Loss) Before Taxes	$308	$(2,518)
Segment Adjusted Operating EBITDA margin:
Taste	18.9%	16.7%
Food Ingredients	12.1%	10.0%
Health & Biosciences	26.2%	25.3%
Scent	22.3%	19.8%
Pharma Solutions	20.5%	19.8%
Consolidated	19.2%	17.2%
_______________________

(1)Refer to Note 7 for a reconciliation of Adjusted Operating EBITDA to Income (Loss) Before Taxes.
(2)Comparable portfolio results for 2023 exclude the impact of divestitures. Impact of business divestitures include the results of a portion of the Savory Solutions business that was divested on May 31, 2023 (for January 1, 2023 to May 31, 2023), the Flavor Specialty Ingredients business that was divested on August 1, 2023 (for January 1, 2023 to August 1, 2023), the Sonarome business that was divested on December 1, 2023 (for January 1, 2023 to December 1, 2023), the Cosmetic Ingredients business that was divested on April 2, 2024 (for April 2, 2023 to December 31, 2023), and the Flavors & Essences UK business that was divested on September 1, 2024 (for September 1, 2023 to December 31, 2023).
Taste Segment Adjusted Operating EBITDA
Taste Segment Adjusted Operating EBITDA increased $71 million, or 18% on a reported basis, to $460 million (18.9% of segment sales) in 2024 from $389 million (16.9% of segment sales) in 2023. On a comparable basis, Taste Segment Adjusted Operating EBITDA increased 21% in 2024 compared to 2023 led by primarily volume increases and favorable net pricing. Comparable portfolio results exclude the impact of the divestitures of the Sonarome business and F&E UK business of approximately $9 million.
Food Ingredients Segment Adjusted Operating EBITDA
Food Ingredients Segment Adjusted Operating EBITDA increased $39 million, or 11% on a reported basis, to $408 million (12.1% of segment sales) in 2024 from $369 million (10.0% of segment sales) in 2023. On a comparable basis, Food Ingredients Segment Adjusted Operating EBITDA increased 18% in 2024 compared to 2023 led by primarily volume increases and favorable net pricing. Comparable portfolio results exclude the impact of the divestiture of a portion of the Savory Solutions business of approximately $23 million.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA increased $53 million, or 10% on a reported and comparable adjusted basis, to $577 million (26.2% of segment sales) in 2024 from $524 million (25.3% of segment sales) in 2023 led by primarily volume increases and productivity gains.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA increased $49 million, or 10% on a reported basis, to $545 million (22.3% of segment sales) in 2024 from $496 million (20.7% of segment sales) in 2023. On a comparable basis, Scent Segment Adjusted Operating EBITDA increased 21% in 2024 compared to 2023 led by primarily volume increases and productivity gains. Comparable portfolio results exclude the impact of the divestitures of the Flavors Specialty Ingredients business and Cosmetic Ingredients business of approximately $45 million.
Pharma Solutions Segment Adjusted Operating EBITDA
Pharma Solutions Segment Adjusted Operating EBITDA increased $13 million, or 6% on a reported and comparable adjusted basis, to $215 million (20.5% of segment sales) in 2024 from $202 million (19.8% of segment sales) in 2023 led by primarily volume increases and productivity gains.

Liquidity and Capital Resources
Cash, Cash Equivalents and Restricted Cash
We had cash, cash equivalents and restricted cash of approximately $590 million on the Consolidated Balance Sheets, at December 31, 2025 compared to $471 million, inclusive of $2 million in Assets held for sale on the Consolidated Balance Sheets, at December 31, 2024. The majority of this balance was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate cash from our non-U.S. subsidiaries to fund financial obligations in the U.S. As we repatriate these funds to the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of December 31, 2025, we had a deferred tax liability of approximately 155 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
Cash Flows Provided By Operating Activities
Cash flows provided by operating activities in 2025 were $850 million, or 7.8% of sales, compared to $1.070 billion, or 9.3% of sales, in 2024. The decrease in cash flows from operating activities from 2024 to 2025 was primarily driven by an increase in working capital and a larger incentive compensation payout made in 2025 related to 2024 results, offset in part by an increase in accounts receivables in the prior year.

Cash Flows Provided By Investing Activities
Cash flows provided by investing activities in 2025 were $2.269 billion compared to $326 million in 2024. The increase in cash flows from investing activities from 2024 to 2025 was primarily driven by higher net proceeds received from business divestitures, including the Pharma Solutions disposal group, the Nitrocellulose business, the Tobacco Flavoring business in North America, and the Rene Laurent business in France, compared to the net proceeds received during 2024 primarily from the divestiture of the Cosmetic Ingredients business. This increase was offset in part by higher spending on property, plant and equipment during 2025 compared to 2024.
We have evaluated and re-prioritized our capital projects and expect that capital spending in 2026 will be approximately 6% of sales.
Cash Flows Used In Financing Activities
Cash flows used in financing activities in 2025 were $3.091 billion compared to $1.606 billion in 2024. The increase in cash flows used in financing activities from 2024 to 2025 was primarily driven by our purchase with cash of certain of our outstanding series of Senior Notes for $2.0 billion, excluding accrued and unpaid interest. We also repaid the outstanding borrowings under both the 2026 Term Loan Facility and the 2025 Notes during the period. In addition, during 2025 we repurchased $38 million of common stock, as part of the share repurchase program that began on October 1, 2025. These outflows were partially offset by an increase in commercial paper borrowings during 2025.
We paid dividends totaling $409 million and $514 million in 2025 and 2024, respectively. The cash dividends declared was $1.60 per share in both 2025 and 2024.
Our capital allocation strategy seeks to maintain investment grade ratings while investing in the business, continuing to pay dividends, repurchasing shares outstanding and repaying debt. We do not have any rating downgrade triggers that would accelerate the maturity dates of our senior unsecured debt. However, any downgrade in our credit rating may, depending on the extent of such downgrade, negatively impact our ability to raise additional debt capital, our liquidity and capital position, and may increase our cost of borrowing for new capital raises. In addition, our existing Revolving Credit Facility has pricing grids that are based on credit rating, such that our cost of borrowing may increase if our credit rating decreases. We make capital investments in our businesses to support our operational needs and strategic long-term plans. We are committed to maintaining our history of paying a dividend to investors which is determined by our Board of Directors at its discretion based on various factors.
Capital Resources
Operating cash flow provides the primary source of funds for capital investment needs, dividends paid to shareholders, treasury share repurchases and debt service repayments. We anticipate that cash flows from operations, cash proceeds generated from planned business divestitures and availability under our existing credit facilities will be sufficient to meet our investing and financing needs, including our debt service requirements for the foreseeable future. We regularly assess our capital structure, including both current and long-term debt instruments, as compared to our cash generation and investment needs in order to provide ample flexibility and to optimize our leverage ratios. See Note 14 for additional information.
Revolving Credit Facility
Our Revolving credit agreement contains various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including the requirement for us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to credit adjusted EBITDA in respect of the previous 12-month period.
Our Revolving Credit Facility bears interest at a base rate or a rate equal to Secured Overnight Financing Rate (“Term SOFR”), or, in the case of euro-denominated loans, the Euro interbank offered rate, plus, in each case, an applicable margin based on our public debt rating. Loans may be prepaid without premium or penalty, subject to customary breakage costs.
On June 25, 2025, we entered into the Fourth Amended and Restated Credit Agreement (“Revolving Credit Agreement”), which amended and restated the most recent Amendment No. 4 to the Third Amended and Restated Credit Agreement dated September 19, 2023. This amendment and restatement, among other things, extended the termination date to June 25, 2030. The Revolving Credit Agreement states that from the effective date through September 30, 2025, our net debt to credit adjusted EBITDA ratio shall not exceed 4.00x, and shall not exceed 3.75x thereafter, with a temporary step-up to 4.25x permitted for three fiscal quarters following an acquisition exceeding $500 million in paid consideration. As of December 31, 2025, we were in compliance with all financial and other covenants.
As of December 31, 2025, we had no outstanding borrowings under our $2 billion Revolving Credit Facility or other lines of credit. The amount that we are able to draw down under the Revolving Credit Facility is limited by financial covenants as described in more detail below. As of December 31, 2025, our available capacity was $2 billion under the Revolving Credit Facility.

See Note 14 to the Consolidated Financial Statements for additional information on our credit agreements.
Credit Adjusted EBITDA
At December 31, 2025, we were in compliance with all financial and other covenants under our credit agreements, including the net debt to credit adjusted EBITDA(1) ratio. At December 31, 2025, our net debt to credit adjusted EBITDA(1) ratio was 2.59 to 1.0 as defined by the credit facility agreements, which is below the relevant level provided by our financial covenants of existing outstanding debt.
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

(DOLLARS IN MILLIONS)	Year Ended December 31, 2025
Net income	$(359)
Interest expense	229
Income taxes	(53)
Depreciation and amortization	962
Specified items(1)	1,018
Non-cash items(2)	303
Credit Adjusted EBITDA	$2,100
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

(DOLLARS IN MILLIONS)	December 31, 2025
Total debt(1)	$6,026
Adjustments:
Cash and cash equivalents	590
Net debt	$5,436
_______________________
(1)Total debt used for the calculation of net debt consisted of short-term debt, long-term debt, short-term finance lease obligations and long-term finance lease obligations.
Senior Notes
As of December 31, 2025, we had $5.637 billion aggregate principal amount outstanding in senior unsecured notes, with $940 million principal amount denominated in EUR and $4.697 billion principal amount denominated in USD. The notes bear effective interest rates ranging from 1.56% per year to 5.12% per year, with maturities from September 25, 2026 to December 1, 2050. See Note 14 to the Consolidated Financial Statements for additional information.
Other Contingencies
See Note 21 to the Consolidated Financial Statements for information related to Other Contingencies.
Other Commitments
Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected our operations, earnings or competitive position. In 2025 and 2024, we spent approximately $22 million and $32 million on capital projects and $119 million and $136 million in operating expenses and governmental charges, respectively, for the purpose of complying with such regulations. Expenditures for these purposes will continue for the foreseeable future. In addition, we are party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act or similar state statutes. It is expected that the impact of any judgments in or voluntary settlements of such proceedings will not be material to our financial condition, results of operations or liquidity.
Contractual Obligations

We believe our balances of cash and cash equivalents, which totaled approximately $590 million as of December 31, 2025, along with cash generated by ongoing operations and access to the Revolving Credit Facility and unsecured short-term promissory notes (“Commercial Paper”) as discussed in Note 14 to the Consolidated Financial Statements, will be sufficient to satisfy its cash requirements and capital return program over the next 12 months and beyond. Our material cash requirements include the following contractual and other obligations.
Borrowings and Interest on Borrowings
As of December 31, 2025, we had outstanding fixed rate notes with varying maturities for an aggregate principal amount of approximately $5.637 billion (collectively the “Notes”), with approximately $940 million payable within 12 months. Future interest payments associated with the Notes total approximately $2.268 billion, with approximately $165 million payable within 12 months.
We also issue Commercial Paper pursuant to a commercial paper program. As of December 31, 2025, we had $314 million of Commercial Paper outstanding.
As of December 31, 2025, we had no borrowings outstanding under the Revolving Credit Facility.
See Note 14 to the Consolidated Financial Statements for a further discussion of our various borrowing facilities.
Leases
We have lease arrangements for certain corporate offices, manufacturing facilities, research and development facilities, and certain transportation and office equipment. As of December 31, 2025, we had fixed lease payment obligations of approximately $811 million, with approximately $131 million payable within 12 months. See Note 15 to the Consolidated Financial Statements for a further discussion of our various lease arrangements.
Pension and Other Postretirement Obligations
As of December 31, 2025, we had pension funding obligations of approximately $521 million payable within 10 years, with approximately $46 million payable within 12 months. See Note 8 to the Consolidated Financial Statements for a further discussion of our retirement plans.
As of December 31, 2025, we had postretirement obligations of approximately $40 million payable within 10 years, with approximately $4 million payable within 12 months.
Purchase Commitments
We have various purchase commitments that include agreements for raw material procurement and contractual capital expenditures. As of December 31, 2025, we had purchase commitment obligations of approximately $415 million, with approximately $184 million payable within 12 months.

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
Those areas requiring the greatest degree of management judgment or deemed most critical to our financial reporting involve:
The Periodic Assessment of Potential Impairment of Goodwill
Effective January 1, 2025, we reorganized the Nourish segment into two new reportable segments: Taste and Food Ingredients, to align with changes in our internal management reporting structure. As a result of this change, goodwill previously allocated to the Nourish reporting unit was reallocated between the new Taste and Food Ingredients reporting units. In accordance with ASC 350, we performed a quantitative goodwill impairment test on the former Nourish reporting unit immediately prior to the change, and separately tested goodwill for the new Taste and Food Ingredients reporting units following the reorganization. Based on the results of the impairment testing, we determined that the carrying amount of the Food Ingredients reporting unit exceeded its estimated fair value, and accordingly recognized a goodwill impairment charge of $1.153 billion. This charge is reflected in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2025.
As of December 31, 2025, we have goodwill of approximately $8.269 billion. We test goodwill for impairment at the reporting unit level as of November 30 every year or more frequently if events or changes in circumstances indicate the goodwill might be impaired. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded.
We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and management of each operating segment regularly reviews the operating results of those components. Components within a segment that have similar economic characteristics have been aggregated as a single reporting unit. We determined that we have five reporting units under the Food Ingredients, Taste, Scent and Health & Biosciences segments: (1) Food Ingredients, (2) Taste, (3) Fragrance Compounds, (4) Fragrance Ingredients and (5) Health & Biosciences.
For the annual impairment test as of November 30, 2025, we performed quantitative impairment tests by comparing the fair value of the reporting units with their carrying amounts.
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
In performing the quantitative impairment test, we determined that the fair value of the reporting units exceeded their carrying values and determined that there was no further impairment of goodwill in these reporting units as of November 30, 2025. Based on the quantitative impairment test performed, the Taste, Fragrance Compounds and Fragrance Ingredients reporting units had substantial headroom, as fair value exceeded carrying value by a wide margin, while the fair value of the Health & Biosciences reporting unit exceeded carrying value by 9%. There was no quantitative impairment test performed on the Food Ingredients reporting unit as there was no goodwill remaining in the reporting unit after the impairment charge of $1.153 billion was recorded as of January 1, 2025. While management believes that the assumptions used in the impairment test were reasonable, changes in key assumptions, including lower revenue growth, operating margin, terminal growth rates or increase in discount rates could result in a future impairment. Such impairment could have a material effect on our Consolidated Statements of Operations and Balance Sheets.
For the Health & Biosciences reporting unit, if all other assumptions were held constant and the weighted average cost of capital was increased by 50 basis points, the estimated fair value would decrease such that the fair value would be less than carrying value by 2% and result in an impairment charge. If all other assumptions were held constant and the long-term growth rate was decreased by 50 basis points, the estimated fair value would decrease such that the fair value would exceed carrying value by 1%.
During 2024, we recorded a goodwill impairment charge of $64 million related to the Pharma Solutions disposal group, which is presented in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the twelve months ended December 31, 2024.
During 2023, based on the quantitative impairment test using the income approach, we determined that the carrying value of the previous Nourish reporting unit exceeded its fair value and recorded a goodwill impairment charge of $2.623 billion in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2023.
See Note 12 to the Consolidated Financial Statements for additional information.
Valuation of Certain U.S. and Foreign Legal Entities Associated with the Legal Entity Realignment Project
As described in Note 10 to the Consolidated Financial Statements, during the year ended December 31, 2025, we recorded an income tax benefit associated with the legal entity realignment project, which resulted in the recognition of a tax loss and related income tax benefit of $360 million in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The legal entity realignment project is a phased restructuring initiative involving certain of our U.S. and foreign legal entities. To determine the amount of the income tax benefit recorded, we first estimated the fair value of the relevant legal entities using the discounted cash flow method or the net asset value method and then analyzed the relevant tax laws and regulations in assessing the tax consequences of the steps within the realignment project, including obtaining opinions from third-party tax and legal advisors. Under the discounted cash flow method, we used a rate of return that reflects the relative risk of the projected future cash flows of each legal entity, as well as a terminal value. Estimates and assumptions include revenue growth rates, gross margins, adjusted operating EBIT margins, terminal growth rates, and discount rates.

New Accounting Standards
 See Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Non-GAAP Financial Measures
We use non-GAAP financial measures in this Form 10-K, including: (i) currency neutral metrics, (ii) comparable portfolio metrics and (iii) adjusted operating EBITDA and adjusted operating EBITDA margin. We also provide the non-GAAP measure net debt solely for the purpose of providing information on our compliance with debt covenants contained in its debt agreements. Our non-GAAP financial measures are defined below.
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
Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
This Form 10-K includes statements that are not historical facts and are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations, including with respect to our financial and operational outlook (sales, adjusted operating EBITDA and cash flow), portfolio optimization initiatives (including the ongoing sale process for our Food Ingredients division), pricing, productivity and cost-discipline actions, capital allocation, future operations, growth potential, strategic investments and the expected effects of foreign exchange. These statements reflect management’s present views, are based on a series of expectations, assumptions estimates and projections about the Company, are subject to change, and involve uncertainties that could cause actual results to differ materially. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “intend”, “outlook”, “may”, “estimate”, “should”, “predict”, “plan”, “project”, “could”, and similar terms or variations thereof. These statements are not guarantees of future performance and are subject to risks and uncertainties that could lead to materially different outcomes. Such risks, uncertainties and other factors include, among others, the following:
•demand trends, competitive dynamics and customer concentration in our end markets;
•execution of our strategic transformation and other strategic transactions, divestitures, acquisitions, collaborations and joint ventures;
•working capital and inventory management;
•outcomes of legal claims, disputes, regulatory investigations and litigation;
•tariffs and trade actions, supply chain disruptions and macro events, including geopolitical developments, climate events, natural disasters, public health crises; volatility in input costs (such as raw materials, transportation and energy);
•attraction, retention and turnover of key employees and executives; product innovation, time-to-market, product safety and quality;
•cybersecurity incidents, artificial intelligence related risks, data privacy and compliance with data protection laws;
•exposure to emerging markets, foreign currency fluctuations and international regulatory and political risks;
•capital allocation, dividend policy and potential impairments of tangible or intangible assets; our indebtedness, credit rating liquidity, and access to capital;
•pension and postretirement obligations;
•compliance with federal, state, local and international rules and regulations, and regulatory, environmental, anti-corruption and sanctions laws and related ethical business practices;

•protection and enforcement of intellectual property;
•changes in tax laws and policies, tax audits and outcomes, including potential tax liabilities related to prior transactions; and changes in federal, state, local and international rules and regulations.
The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. Important factors are described under “Risk Factors” of this Form 10-K and in our subsequent filings with the SEC.
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
We have established a centralized reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. Our risk management procedures include the monitoring of interest rate and foreign exchange exposures and hedge positions utilizing statistical analyses of cash flows, market value and sensitivity analysis. However, the use of these techniques to quantify the market risk of such instruments should not be construed as an endorsement of their accuracy or the accuracy of the related assumptions. For the year ended December 31, 2025, our exposure to market risk was estimated using sensitivity analyses, which illustrate the change in the fair value of a derivative financial instrument assuming hypothetical changes in foreign exchange rates and interest rates.
We enter into foreign currency forward contracts with the objective of managing our exchange rate risk related to foreign currency denominated monetary assets and liabilities of our operations. These contracts, and the counterparties to which are major international financial institutions, generally involve the exchange of one currency for a second currency at a future date, have maturities not exceeding twelve months, and are marked-to-market with changes in fair value that are recorded to Other expense, net within our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Based on a hypothetical decrease or increase of 10% in the applicable balance sheet exchange rates (primarily against the U.S. dollar), the estimated fair value of our foreign currency forward contracts would change by approximately $199 million as of December 31, 2025. However, any change in the value of the contracts, real or hypothetical, would be significantly offset by a corresponding change in the value of the underlying hedged items.
We use derivative instruments as part of our interest rate risk management strategy. We have entered into certain cross currency swap agreements in order to mitigate a portion of our net European investments from foreign currency risk. As of December 31, 2025, these swaps were in a net liability position with an aggregate fair value of $237 million. Based on a hypothetical decrease or increase of 10% in the value of the U.S. dollar against the Euro, the estimated fair value of our cross currency swaps would change by approximately $211 million.
At December 31, 2025, the fair value of our EUR fixed rate debt was $935 million. Based on a hypothetical decrease or increase of 10% in foreign exchange rates, the estimated fair value of our EUR fixed rate debt would change by approximately $94 million.
At December 31, 2025, the fair value of our USD fixed rate debt was $4.053 billion. Based on a hypothetical decrease or increase of 10% in interest rates, the estimated fair value of our U.S. fixed rate debt would change by approximately $405 million.
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
See index to Consolidated Financial Statements on page 45.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework.
Based on this assessment, management determined that, as of December 31, 2025, our internal control over financial reporting was effective.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025 as stated in their report which is included herein.

ITEM 9B.    OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the year ended December 31, 2025, none of our directors or Section 16 officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “10b5-1 trading arrangement”) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. Non-Rule 10b-1 Plans are not permitted as per our Insider Trading Policy.
Updates to Preliminary Financial Results
On February 11, 2026, we issued a press release announcing unaudited financial results for the quarter and year ended December 31, 2025, which was furnished on a Current Report on Form 8-K on February 11, 2026, and we presented, via webcast, a supplemental earnings presentation setting forth such results, or collectively, the Earnings Materials. Subsequent to the date of presenting our Earnings Materials, we recorded immaterial adjustments to the fourth quarter and full year of 2025 results, primarily related to a correction of tax expense on business disposals during the second quarter of 2025. See Note 1 and Note 22 to the Consolidated Financial Statements within Item 8 of this Form 10-K for more information.

ITEM 9C.    DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information relating to directors and nominees of the Company is set forth in the IFF 2026 Proxy Statement and is incorporated by reference herein. The information relating to Section 16(a) beneficial ownership reporting compliance that appears in the IFF 2026 Proxy Statement is also incorporated by reference herein. See Part I, Item 1 of this Form 10-K for information relating to the Company’s Executive Officers.
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
The information regarding the Company’s Audit Committee and its designated audit committee financial experts is set forth in the IFF 2026 Proxy Statement and such information is incorporated by reference herein.
The information concerning procedures by which shareholders may recommend director nominees is set forth in the IFF 2026 Proxy Statement and such information is incorporated by reference herein.
We have adopted an insider trading policy and procedures applicable to our directors’, officers’ and employees’ purchase, sale or other disposition of our securities that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and New York Stock Exchange listing standards. This policy and the procedures are set forth in our Insider Trading Policy included as Exhibit 19 to this report. It is the Company’s policy to comply with all applicable securities and state laws (including appropriate approvals by the Company’s board of directors or appropriate committee, if required) when engaging in transactions in the Company’s securities.

ITEM 11.    EXECUTIVE COMPENSATION.
The items required by Part III, Item 11 are incorporated herein by reference from the IFF 2026 Proxy Statement to be filed on or before April 30, 2026, except as to information required pursuant to Item 402(v) of Regulation S-K relating to pay versus performance.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The items required by Part III, Item 12 are incorporated herein by reference from the IFF 2026 Proxy Statement to be filed on or before April 30, 2026.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The items required by Part III, Item 13 are incorporated herein by reference from the IFF 2026 Proxy Statement to be filed on or before April 30, 2026.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The items required by Part III, Item 14 are incorporated herein by reference from the IFF 2026 Proxy Statement to be filed on or before April 30, 2026.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS: The following consolidated financial statements, related notes, and independent registered public accounting firm’s report are included in this Form 10-K:
Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)	47
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023	50
Consolidated Balance Sheets as of December 31, 2025 and 2024	51
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023	52
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	53
Notes to Consolidated Financial Statements	54

(a)(3) EXHIBITS	114

(a)(2) FINANCIAL STATEMENT SCHEDULES
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2025, 2024 and 2023	S-1
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of International Flavors & Fragrances Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of International Flavors & Fragrances Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income (loss) and comprehensive income (loss), of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Interim Goodwill Impairment Assessments of the Taste and Food Ingredients Reporting Units and Annual Goodwill Impairment Assessment of the Health & Biosciences Reporting Unit
As described in Notes 1 and 12 to the consolidated financial statements, the Company’s goodwill balance was $8.269 billion as of December 31, 2025, and the goodwill related to the Taste, Food Ingredients, and Health & Biosciences reporting units was $2.296 billion, $0, and $4.465 billion, respectively. The Company has five reporting units, three of which are the Taste, Food Ingredients, and Health & Biosciences reporting units. Management tests goodwill for impairment at the reporting unit level as of November 30 every year or more frequently, if events or changes in circumstances indicate it might be impaired. If a reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge based on that difference. Effective January 1, 2025, the Nourish operating segment was reorganized into two new operating segments: Taste and Food Ingredients, which also represent reporting units. As a result of this change, goodwill related to the Nourish reporting unit was allocated between the two new reporting units and management performed interim quantitative goodwill impairment assessments. Management determined that the carrying amount of the Food Ingredients reporting unit exceeded its estimated fair value and recognized an impairment charge of $1.153 billion. For the annual impairment assessment as of November 30, 2025, management performed a quantitative impairment assessment of the Health & Biosciences reporting unit by comparing the fair value of the reporting unit with its carrying amount. Management determined the fair value of the reporting units by using a discounted cash flow method at a rate of return that reflects the relative risk of the projected future cash flows of each reporting unit, as well as a terminal value. Estimates and assumptions used in these valuations by management include revenue growth rates, gross margins, adjusted operating EBITDA margins, forecasted capital expenditures, terminal growth rates, and discount rates.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessments of the Taste and Food Ingredients reporting units and the annual goodwill impairment assessment of the Health & Biosciences reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Taste, Food Ingredients, and Health & Biosciences reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, gross margins, adjusted operating EBITDA margins, and forecasted capital expenditures for the Taste and Health & Biosciences reporting units and terminal growth rates and discount rates for the Taste, Food Ingredients, and Health & Biosciences reporting units; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Taste, Food Ingredients, and Health & Biosciences reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Taste, Food Ingredients, and Health & Biosciences reporting units; (ii) evaluating the appropriateness of the discounted cash flow method used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, gross margins, adjusted operating EBITDA margins, and forecasted capital expenditures for the Taste and Health & Biosciences reporting units and terminal growth rates and discount rates for the Taste, Food Ingredients, and Health & Biosciences reporting units. Evaluating management’s assumptions related to revenue growth rates, gross margins, adjusted operating EBITDA margins, and forecasted capital expenditures involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Taste and Health & Biosciences reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow method and (ii) the reasonableness of the terminal growth rate and discount rate assumptions.
Valuation of Certain U.S. and Foreign Legal Entities and the Related Income Tax Benefit Associated with the Legal Entity Realignment Project
As described in Note 10 to the consolidated financial statements, during the year ended December 31, 2025, the Company recorded an income tax benefit associated with the legal entity realignment project of $360 million. The legal entity realignment project is a phased restructuring initiative involving certain of the Company’s U.S. and foreign legal entities. To determine the amount of the income tax benefit recorded, first management estimated the fair value of the relevant legal entities using the discounted cash flow method or the net asset value method, and then analyzed the relevant tax laws and regulations in assessing the tax consequences of the steps within the realignment project, including obtaining opinions from third-party tax and legal advisors. Under the discounted cash flow method, management used a rate of return that reflects the relative risk of the projected future cash flows of each legal entity, as well as a terminal value. Estimates and assumptions include revenue growth rates, gross margins, adjusted operating EBIT margins, terminal growth rates, and discount rates.
The principal considerations for our determination that performing procedures relating to the valuation of the certain U.S. and foreign legal entities and the related income tax benefit associated with the legal entity realignment project is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the certain U.S. and foreign legal entities and when determining and measuring the related income tax benefit associated with the legal entity realignment project; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to certain revenue growth rates and terminal growth rates used in the valuation of the certain U.S. and foreign legal entities and in evaluating audit evidence related to management’s determination and measurement of the related income tax benefit; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes, including controls over the valuation of the certain U.S. and foreign legal entities and the determination and measurement of the related income tax benefit associated with the legal entity realignment project. These procedures also included, among others (i) reading the underlying agreements; (ii) testing management’s process for developing the fair value estimate of the certain U.S. and foreign legal entities; (iii) evaluating the appropriateness of the discounted cash flow and net asset value methods used by management; (iv) testing the completeness and accuracy of certain underlying data used in the discounted cash flow and net asset value methods; (v) evaluating the reasonableness of significant assumptions used by management related to certain revenue growth rates and terminal growth rates; and (vi) testing the completeness and accuracy of certain underlying data used in the determination and measurement of the related income tax benefit associated with the legal entity realignment project. Evaluating management’s assumption related to certain revenue growth rates involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the certain U.S. and foreign legal entities; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow and net asset value methods; (ii) the reasonableness of the assumption related to certain terminal growth rates; and (iii) management’s assessment of the relevant tax laws and regulations in assessing the tax consequences of the steps within the realignment project.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 27, 2026

We have served as the Company’s auditor since 1957.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2025	2024	2023
Net sales	$10,890	$11,484	$11,479
Cost of sales	6,952	7,360	7,798
Gross profit	3,938	4,124	3,681
Research and development expenses	694	671	636
Selling and administrative expenses	1,834	1,995	1,787
Restructuring and other charges	70	29	68
Amortization of acquisition-related intangibles	568	610	680
Impairment of goodwill	1,153	64	2,623
Losses (Gains) on sale of assets	1	(11)	(3)
Operating (loss) profit	(382)	766	(2,110)
Interest expense	229	305	380
Gain on extinguishment of debt	(488)	—	—
Losses (Gains) on business disposals	109	(346)	23
Loss on assets classified as held for sale	115	317	—
Other expense, net	65	182	5
(Loss) income before taxes	(412)	308	(2,518)
(Benefit) Provision for income taxes	(53)	41	69
Net (loss) income	(359)	267	(2,587)
Net income attributable to non-controlling interest	2	4	4
Net (loss) income attributable to IFF shareholders	$(361)	$263	$(2,591)

Net (loss) income per share — basic and diluted	$(1.41)	$1.04	$(10.14)
Average number of shares outstanding — basic and diluted	256	256	255

Statements of Comprehensive Income (Loss)
Net (loss) income	$(359)	$267	$(2,587)
Other comprehensive income (loss), after tax:
Foreign currency translation adjustments	1,153	(774)	414
Gains (losses) on derivatives qualifying as hedges	(2)	(3)	—
Pension and postretirement liability adjustment	(54)	146	(112)
Other comprehensive income (loss)	1,097	(631)	302
Comprehensive income (loss)	738	(364)	(2,285)
Net income attributable to non-controlling interest	2	4	4
Comprehensive income (loss) attributable to IFF shareholders	$736	$(368)	$(2,289)

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2025	2024
ASSETS
Current Assets:
Cash, cash equivalents, and restricted cash	$590	$469
Trade receivables (net of allowances of $27 and $26, respectively)	1,731	1,624
Inventories	2,245	2,133
Assets held for sale	151	3,056
Prepaid expenses and other current assets	877	686
Total Current Assets	5,594	7,968
Property, plant and equipment, net	4,029	3,739
Goodwill	8,269	9,075
Other intangible assets, net	6,043	6,445
Operating lease right-of-use assets	579	589
Other assets	1,025	907
Total Assets	$25,539	$28,723
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt and current portion of long-term debt	$1,254	$1,413
Accounts payable	1,287	1,283
Accrued payroll and bonus	327	420
Dividends payable	102	102
Liabilities held for sale	44	332
Other current liabilities	919	802
Total Current Liabilities	3,933	4,352
Other Liabilities:
Long-term debt	4,740	7,564
Retirement liabilities	186	167
Deferred income taxes	1,379	1,594
Operating lease liabilities	533	550
Other liabilities	582	627
Total Other Liabilities	7,420	10,502
Commitments and Contingencies (Note 21)
Shareholders’ Equity:
Common stock $0.125 par value; 500.0 shares authorized; 275.7 and 275.7 shares issued as of December 31, 2025 and December 31, 2024, respectively; and 255.7 and 255.7 shares outstanding as of December 31, 2025 and December 31, 2024, respectively	35	35
Capital in excess of par value	19,918	19,917
Accumulated deficit	(3,417)	(2,647)
Accumulated other comprehensive loss	(1,430)	(2,527)
Treasury stock, at cost (20.0 and 20.0 shares as of December 31, 2025 and December 31, 2024, respectively)	(952)	(944)
Total Shareholders’ Equity	14,154	13,834
Non-controlling interest	32	35
Total Shareholders’ Equity including non-controlling interest	14,186	13,869
Total Liabilities and Shareholders’ Equity	$25,539	$28,723

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	Common stock		Capital in excess of par value	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at December 31, 2022	275.7	$35	$19,841	$917	$(2,198)	(20.8)	$(978)	$30	$17,647
Net income (loss)				(2,591)				4	(2,587)
Other Comprehensive (loss) income, after tax					302				302
Cash dividends declared(1)				(827)					(827)
Stock options/SSARs			(4)			0.1	4		—
Vested restricted stock units and awards			(22)			0.3	11		(11)
Stock-based compensation			65						65
Redeemable NCI			(6)						(6)
Dividends on non-controlling interest and other								(3)	(3)
Balance at December 31, 2023	275.7	$35	$19,874	$(2,501)	$(1,896)	(20.4)	$(963)	$31	$14,580
Net income (loss)				263				4	267
Other Comprehensive (loss) income, after tax					(631)				(631)
Cash dividends declared(1)				(409)					(409)
Stock options/SSARs			(1)			—	2		1
Vested restricted stock units and awards			(33)			0.4	17		(16)
Stock-based compensation			77						77
Balance at December 31, 2024	275.7	$35	$19,917	$(2,647)	$(2,527)	(20.0)	$(944)	$35	$13,869
Net income (loss)				(361)				2	(359)
Other Comprehensive (loss) income, after tax					1,097				1,097
Cash dividends declared(1)				(409)					(409)
Stock options/SSARs			(4)			—	2		(2)
Vested restricted stock units and awards			(113)			0.6	28		(85)
Stock-based compensation			88						88
Treasury share repurchases						(0.6)	(38)		(38)
Impact of Business Divestitures								(4)	(4)
Dividends on non-controlling interest and other			30					(1)	29
Balance at December 31, 2025	275.7	$35	$19,918	$(3,417)	$(1,430)	(20.0)	$(952)	$32	$14,186

_______________________
(1)Cash dividends declared per common share were $1.60, $1.60, and $3.24 for the twelve months ended December 31, 2025, 2024, and 2023, respectively.

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(AMOUNTS IN MILLIONS)	2025	2024	2023
Cash flows from operating activities:
Net (loss) income	$(359)	$267	$(2,587)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	962	1,015	1,142
Deferred income taxes	(270)	(323)	(371)
Loss on assets classified as held for sale	115	317	—
Gains on sale of assets	1	(11)	(3)
Losses (Gains) on business disposals	109	(346)	23
Stock-based compensation	88	77	65
Gain on extinguishment of debt	(488)	—	—
Pension contributions	(29)	(29)	(36)
Pension-related (benefit) expense	(11)	125	(28)
Impairment of goodwill	1,153	64	2,623
Inventory write-down	—	—	72
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(68)	(217)	51
Inventories	(41)	(34)	605
Accounts payable	(57)	40	(39)
Accruals for incentive compensation	(106)	190	(2)
Other assets/liabilities, net	(149)	(65)	(60)
Net cash provided by operating activities	850	1,070	1,455
Cash flows from investing activities:
Additions to property, plant and equipment	(594)	(463)	(503)
Additions to intangible assets	(2)	(5)	—
Proceeds from disposal of assets	21	21	27
Net proceeds received from business disposals	2,743	875	1,050
Cash received (paid) on foreign currency forward contracts	105	(102)	(16)
Joint venture capital contributions	(4)	—	—
Net cash provided by investing activities	2,269	326	558
Cash flows from financing activities:
Cash dividends paid to shareholders	(409)	(514)	(826)
Dividends paid to redeemable non-controlling interests	—	—	(13)
Decrease in revolving credit facility and short term borrowings	—	—	(99)
Net borrowings (repayments) of commercial paper (maturities less than three months)	314	—	(187)
Principal payments of debt	(2,913)	(1,030)	(655)
Purchases of redeemable non-controlling interests	—	—	(39)
Deferred and contingent consideration paid	—	(36)	(6)
Withholding tax paid on stock-based compensation	(24)	(16)	(13)
Other, net	(21)	(10)	(13)
Purchase of treasury stock	(38)	—	—
Net cash used in financing activities	(3,091)	(1,606)	(1,851)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	91	(54)	21
Net change in cash, cash equivalents and restricted cash	119	(264)	183
Cash, cash equivalents and restricted cash at beginning of year	471	735	552
Cash, cash equivalents and restricted cash at end of year	$590	$471	$735
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$229	$308	$370
Income taxes paid	329	370	578
Accrued capital expenditures	176	158	109

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
Management also identified certain other errors that were concluded to be immaterial, individually and in the aggregate, to the Company’s consolidated financial statements as of and for the relevant periods. These include an adjustment to the Pharma Solutions disposal group loss on business disposal which should have been recognized upon the initial classification of the disposal group as held for sale, tax adjustments identified in prior periods primarily related to deferred taxes, balance sheet misclassifications to correct the netting of value added tax receivables and payables and uncertain tax provisions and benefits, an error in the classification of uncertain tax provisions recognized as deferred tax liabilities, an adjustment to record the right of use asset and lease liability related to a lease upon lease commencement that was incorrectly omitted, and a cash flow adjustment to correct the classification of cash paid/received on foreign currency forward contracts from operating activities to investing activities.
Management assessed the materiality of the errors on prior period interim and annual consolidated financial statements in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Based on this assessment, in consideration of both quantitative and qualitative factors, management determined that the related impacts of the errors were not material to any previously issued interim or annual financial statements. However, if the corrections were recorded in the three months ended September 30, 2025, they would be material to that period. As such, management revised the prior period amounts presented in these financial statements to correct the errors.
In preparing the Consolidated Financial Statements for the year ended December 31, 2025, management identified an additional error related to tax expense on business disposals that affects the interim condensed consolidated financial statements for the three months and six months ended June 30, 2025 and nine months ended September 30, 2025 reported within our Quarterly Report on Form 10-Q for the fiscal periods ended June 30, 2025 and September 30, 2025. Management revised the prior interim periods to correct this error. The error had no impact to our Consolidated Financial Statements as of and for the year ended December 31, 2025.
The following tables include the revisions to previously filed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), Consolidated Balance Sheets, Consolidated Statements of Shareholders’ Equity, and Consolidated Statements of Cash Flows. A summary of the revisions to the previously issued interim financial information is included in Note 22 of the Consolidated Financial Statements, Revision of Quarterly Financial Information (Unaudited). The applicable notes to the accompanying financial statements have also been corrected to reflect the impact of the revisions of the previously filed consolidated interim financial statements and consolidated annual financial statements.
Impacts to Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

	Year Ended December 31, 2024			Year Ended December 31, 2023
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Net sales	$11,484	$—	$11,484	$11,479	$—	$11,479
Gross profit	4,124	—	4,124	3,681	—	3,681
Loss on assets classified as held for sale	347	(30)	317	—	—	—
Income (loss) before income taxes	278	30	308	(2,518)	—	(2,518)
Provision for income taxes	31	10	41	45	24	69
Net income (loss)	247	20	267	(2,563)	(24)	(2,587)
Net income (loss) attributable to IFF shareholders	243	20	263	(2,567)	(24)	(2,591)
Net income (loss) per share – basic	$0.95	$0.09	$1.04	$(10.05)	$(0.09)	$(10.14)
Net income (loss) per share – diluted	$0.95	$0.09	$1.04	$(10.05)	$(0.09)	$(10.14)
Comprehensive income (loss)	(384)	20	(364)	(2,261)	(24)	(2,285)
Comprehensive income (loss) attributable to IFF shareholders	$(388)	$20	$(368)	$(2,265)	$(24)	$(2,289)
Impacts to Consolidated Balance Sheet

	December 31, 2024
(DOLLARS IN MILLIONS)	As Previously Reported	Adjustments	As Revised
Assets held for sale	$3,030	$26	$3,056
Prepaid expenses and other current assets	737	(51)	686
Total Current Assets	7,993	(25)	7,968
Goodwill	9,080	(5)	9,075
Operating lease right-of-use assets	573	16	589
Other Assets	837	70	907
Total Assets	28,667	56	28,723
Other current liabilities	783	19	802
Total Current Liabilities	4,333	19	4,352
Deferred income taxes	1,592	2	1,594
Operating lease liabilities	534	16	550
Other Liabilities	566	61	627
Total Other Liabilities	10,423	79	10,502
Accumulated deficit	(2,605)	(42)	(2,647)
Total Shareholders’ Equity	13,876	(42)	13,834
Total Shareholders’ Equity including Non-controlling interests	13,911	(42)	13,869
Total Liabilities and Shareholders’ Equity	$28,667	$56	$28,723

Impacts to Consolidated Statements of Shareholders’ Equity

	As Previously Reported		Adjustments	As Revised
(DOLLARS IN MILLIONS)	Retained Earnings (Accumulated Deficit)	Total	Retained Earnings (Accumulated Deficit)	Retained Earnings (Accumulated Deficit)	Total
Balance at January 1, 2023	$955	$17,685	$(38)	$917	$17,647
Net income (loss)	(2,567)	(2,563)	(24)	(2,591)	(2,587)
Balance at December 31, 2023	(2,439)	14,642	(62)	(2,501)	14,580
Balance at January 1, 2024	(2,439)	14,642	(62)	(2,501)	14,580
Net income (loss)	243	247	20	263	267
Balance at December 31, 2024	$(2,605)	$13,911	$(42)	$(2,647)	$13,869
Impacts to Consolidated Statements of Cash Flows

	Year Ended December 31, 2024			Year Ended December 31, 2023
(DOLLARS IN MILLIONS)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Net Income (loss)	$247	$20	$267	$(2,563)	$(24)	$(2,587)
Adjustments to reconcile to net cash provided by operating activities:
Deferred Income taxes	(304)	(19)	(323)	(369)	(2)	(371)
Loss on assets classified as held for sale	347	(30)	317	—	—	—
Changes in assets and liabilities, net of acquisitions:
Other assets/liabilities, net	(94)	29	(65)	(102)	42	(60)
Net cash provided by operating activities	1,070	—	1,070	1,439	16	1,455
Cash received (paid) on foreign currency forward contracts	(102)	—	(102)	—	(16)	(16)
Net cash provided by investing activities	$326	$—	$326	$574	$(16)	$558
The Company also revised the Inventory and Property, plant, and equipment, net disclosures as of December 31, 2024 as follows:

	Year Ended December 31, 2024(1)
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	As Previously Reported	Adjustments	As Revised
Raw materials	$657	$27	$684
Work in process	368	75	443
Finished goods	1,108	(102)	1,006
Total Inventory	2,133	—	2,133
Land	136	1	137
Building and improvements	1,688	7	1,695
Machinery and equipment	3,447	24	3,471
Information technology	507	7	514
Construction in process	389	(39)	350
Total Property, plant and equipment	$6,167	$—	$6,167
_______________________
(1)The revision to the asset classes of Inventory was to correct certain classification errors. The revision to the asset classes of Property, plant and equipment, net was to correct the timing of transfer of completed Construction in process projects into service. As previously disclosed within our Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2025, the Inventory, net disclosures as of December 31, 2024 reflected a $30 million reclassification from Raw materials to Finished goods. Those Inventory and Property, plant and equipment, net disclosures as of December 31, 2024 have since been updated to reflect additional corrections of the same nature.
Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated Net (loss) income.
Effective January 1, 2025, the Company implemented a reorganization of its internal structure, which impacted the way the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, allocates resources and assesses financial performance. As a result, the Company has updated its reportable segments beginning with the first quarter of 2025. The Company also adjusted its corporate cost allocations to align with the new organizational structure and updated operating model, consistent with how management assesses performance effective January 1, 2025. As a result, certain segment information for the twelve months ended December 31, 2024 and December 31, 2023 has been recast to reflect these changes in corporate allocations among the Company’s reportable segments on a comparable basis. Please see Note 7 for more information.
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
As of December 31, 2025 and 2024, the Company’s gross accounts receivable was $1.758 billion and $1.650 billion, respectively. The Company’s contract assets and contract liabilities as of December 31, 2025 and 2024 were not material.
Foreign Currency Translation
The Company translates the assets and liabilities of non-U.S. subsidiaries into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Foreign currency translation adjustments are shown as a component of Other comprehensive income (loss) on the Statements of Comprehensive Income (Loss) .
Research and Development
Research and development (“R&D”) expenses relate to the development of new and improved products, technical product support and compliance with governmental regulation. All research and development costs are expensed as incurred.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include highly liquid investments with maturities of three months or less at date of purchase. Restricted cash is comprised of cash or cash equivalents which have been placed into an account that is restricted for a specific use and from which the Company cannot withdraw the cash on demand.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s balance sheets as of December 31, 2025, 2024 and 2023 to the amounts reported on the Company’s statement of cash flows periods ended December 31, 2025, 2024 and 2023.

(DOLLARS IN MILLIONS)	December 31, 2025	December 31, 2024	December 31, 2023
Current assets
Cash and cash equivalents	$590	$469	$703
Cash and cash equivalents included in Assets held for sale	—	2	26
Restricted cash	—	—	6
Cash, cash equivalents and restricted cash	$590	$471	$735
Accounts Receivable

The Company has various factoring agreements globally under which it can factor up to approximately $533 million of its trade receivables (“Company’s own factoring agreements”) at a point in time. In addition, the Company utilizes factoring agreements sponsored by certain customers. Under all of the arrangements, the Company sells the trade receivables on a non-recourse basis to unrelated financial institutions and accounts for the transactions as sales of receivables. The applicable receivables are removed from the Company’s Consolidated Balance Sheets when the cash proceeds are received by the Company.
The Company sold approximately $1.873 billion, $1.732 billion and $1.752 billion of receivables in 2025, 2024 and 2023, respectively, under the Company’s own factoring agreements and customer sponsored factoring agreements. The cost of participating in these programs was approximately $23 million, $27 million and $25 million, in 2025, 2024 and 2023, respectively, and is included as a component of interest expense. Under the Company’s own factoring agreements for which the Company has continued responsibility to collect receivables and provide to its sponsor, it sold approximately $1.205 billion, $850 million and $843 million of receivables in 2025, 2024 and 2023, respectively. The outstanding principal amounts of receivables under the Company’s own factoring agreements amounted to approximately $361 million and $189 million as of December 31, 2025 and 2024, respectively. The proceeds from the sales of receivables are included in net cash from operating activities in the Consolidated Statements of Cash Flows.
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
As of December 31, 2025, the Company reported $1.731 billion of trade receivables, net of allowances of $27 million. Based on the aging analysis as of December 31, 2025, approximately 1% of the Company’s accounts receivable were past due by over 365 days based on the payment terms of the invoice.

The following is a roll forward of the Company’s allowances for bad debts for the years ended December 31, 2023, 2024 and 2025:

(DOLLARS IN MILLIONS)	Allowance for Bad Debts
Balance at January 1, 2023	$53
Bad debt expense (reversal)	9
Write-offs	(11)
Foreign exchange losses (gains)	1
Balance at January 1, 2024	52
Bad debt expense (reversal)	(4)
Write-offs	(19)
Foreign exchange losses (gains)	(3)
Balance at January 1, 2025	26
Bad debt expense (reversal)	6
Write-offs	(8)
Foreign exchange losses (gains)	3
Balance at December 31, 2025	$27
Inventories
Inventories are stated at the lower of cost (on a weighted-average basis) or net realizable value. The Company’s inventories consisted of the following:

	December 31,
(DOLLARS IN MILLIONS)	2025	2024
Raw materials	$731	$684
Work in process	454	443
Finished goods	1,060	1,006
Total	$2,245	$2,133
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
The Company tests goodwill for impairment at the reporting unit level as of November 30 every year or more frequently if events or changes in circumstances indicate that it might be impaired. A reporting unit is an operating segment or one level below an operating segment (referred to as a component) to which goodwill is assigned when initially recorded.
The Company identifies its reporting units by assessing whether the components of its reporting units constitute businesses for which discrete financial information is available and management of each reporting unit regularly reviews the operating results of those components. As of December 31, 2025, the Company has five reporting units under the Food Ingredients, Taste, Scent and Health & Biosciences segments: (1) Food Ingredients, (2) Taste, (3) Fragrance Compounds, (4) Fragrance Ingredients and (5) Health & Biosciences. As of December 31, 2024, the Company had five reporting units under the previous Nourish, Scent, Health & Biosciences and Pharma Solutions segments: (1) Nourish, (2) Fragrance Compounds, (3) Fragrance Ingredients, (4) Health & Biosciences and (5) Pharma Solutions. These reporting units were determined based on the level at which the performance is measured and reviewed by segment management. In cases where the components of an operating segment have similar economic characteristics, they are aggregated into a single reporting unit.
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
Retirement Benefits
The vested benefit obligations for the Company’s pension and postretirement plans are determined using the actuarial present value of benefits earned to date, reflecting the benefits employees are entitled to receive at their expected date of separation or retirement. The current service cost component of net periodic benefit cost is accrued and presented within either Cost of sales, Research and Development expenses or Selling and Administrative expenses on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The interest cost, expected return on plan assets, amortization of actuarial (gain)/loss, amortization of prior service credit and settlement and curtailment loss components of net periodic benefit cost are presented within Other expense, net, on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
Actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation or the market-related value of plan assets are classified in Accumulated Other Comprehensive Income (Loss) along with the related tax impact, and recognized as a component of net periodic benefit cost over the average remaining service period of a plan’s active employees for active defined benefit pension plans and over the average remaining life expectancy of a plan’s active and inactive employees for frozen defined benefit pension plans. Prior service costs resulting from plan improvements are amortized over periods ranging from 7 to 25 years.
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
Net (Loss) Income Per Share
Under the two-class method, earnings are adjusted by accretion of amounts to redeemable non-controlling interests recorded at redemption value. The adjustments represent in-substance dividend distributions to the non-controlling interest holders as the holders have a contractual right to receive a specified amount upon redemption. As a result, earnings are adjusted to reflect this in-substance distribution that is different from other common shareholders. In addition, the Company has unvested share-based payment awards with a right to receive non-forfeitable dividends and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share.
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
Recent Accounting Pronouncements
In December 2025, the FASB issued ASU 2025-12 “Codification Improvements” to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on our Consolidated Financial Statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11 to amend the guidance in “Interim Reporting” (Topic 270). The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company does not expect any significant impact on its financial condition or results of operations upon adoption.
In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832)”. The update provides recognition, measurement, presentation, and disclosure requirements for government grants, including guidance for grants related to an asset and grants related to income. The amendments introduce two permitted approaches for asset-related grants: a deferred income approach or a cost accumulation approach. The guidance is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on our Consolidated Financial Statements and related disclosures.
In November 2025, the FASB issued ASU 2025-09 to amend the guidance in “Derivatives and Hedging” (Topic 815). The update provides targeted improvements intended to enhance the application of hedge accounting, including expanded eligibility of forecasted transactions, additional flexibility in measuring hedge effectiveness, and clarifications related to hedging non-financial items. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on our Consolidated Financial Statements and related disclosures.
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
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. This guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company will adopt the ASU prospectively and has determined that there is no material impact of this guidance on our Consolidated Financial Statements and related disclosures.
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
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU was issued to further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This guidance was effective on a prospective basis for fiscal years beginning after December 15, 2024. The Company has adopted this guidance. See Note 10 for the updated disclosure.

NOTE 2.    NET (LOSS) INCOME PER SHARE
A reconciliation of shares used in the computation of basic and diluted net (loss) income per share is as follows:

	December 31,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2025	2024	2023
Net (Loss) Income
Net (loss) income attributable to IFF shareholders	$(361)	$263	$(2,591)
Adjustment related to decrease in redemption value of redeemable non-controlling interests in excess of earnings allocated	—	—	2
Net (loss) income available to IFF shareholders	$(361)	$263	$(2,589)
Shares
Weighted average common shares outstanding (basic and diluted)	256	256	255
Net (Loss) Income per Share
Net (loss) income per share – basic and diluted(1)	$(1.41)	$1.04	$(10.14)
_______________________
(1)For the years ended December 31, 2024 and 2023, the basic and diluted net (loss) income per share cannot be recalculated based on the information presented in the table above due to the effects of rounding.
There were approximately 1 million and 0.2 million potentially dilutive securities excluded from the computation of diluted net loss per share for the years ended December 31, 2025 and December 31, 2023, respectively, because there was a net loss attributable to IFF for the period and, as such, the inclusion of these securities would have been anti-dilutive.
In addition to the above, for the years ended December 31, 2025, 2024 and 2023, there were approximately 0.3 million, 0.3 million and 0.4 million of share equivalents, respectively, that had an anti-dilutive effect and therefore were excluded from the computation of diluted net (loss) income per share.

NOTE 3. BUSINESS DIVESTITURES
Divestiture of the Rene Laurent Business in France
The Company completed the sale of its Rene Laurent business in France on December 1, 2025. The business was included within the Company’s Taste reportable operating segment. The Company received gross cash proceeds of approximately $19.3 million. The sale consideration is subject to certain post-closing adjustments, which are primarily related to cash, working capital balances, and other adjustments per the sale and purchase agreement.

As a result of the business divestiture, the Company recognized a pre-tax gain of approximately $2 million, subject to certain post-closing adjustments, presented in Losses (Gains) on business disposals on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2025. The total income tax expense recognized was approximately $3 million for the year-ended December 31, 2025.
Divestiture of the Pharma Solutions Disposal Group
During March 2024, the Company announced it had entered into an agreement to sell its Pharma Solutions business that is primarily made up of most businesses within the Company’s existing Pharma Solutions reportable operating segment (the “Pharma Solutions disposal group”). The Company completed the divestiture on May 1, 2025, and received gross cash proceeds of approximately $2.581 billion. The sale consideration is subject to certain post-closing adjustments, which are primarily related to cash, working capital balances, and other adjustments per the transaction agreement. There is significant uncertainty regarding the resolution of these post-closing adjustments, which can result in a significant increase or decrease in the total consideration received.
The following table summarizes the fair value of sale consideration received in connection with the business divestiture:

(DOLLARS IN MILLIONS)
Cash proceeds from the buyer	$2,581
2024 earnout receivable	97
Other post-closing adjustment and 2025 earnout, net	42
Indemnifications payable	(12)
Direct costs to sell	(30)
Fair value of sale consideration	$2,678
The fair value of sale consideration includes a payout of $97 million related to an earnout on 2024 results, which was collected by the Company in January 2026. The Company can earn up to $150 million of additional proceeds based on the 2025 results of the Pharma Solutions disposal group. The Company engaged an independent third party to determine the fair value of the expected earnout consideration as of December 31, 2025, which was based on a Monte Carlo simulation. The fair value estimation uses Level 3 unobservable inputs as categorized within the ASC Topic 820 fair value hierarchy. This method considers the terms and conditions of the earnout as described in the relevant transaction agreements, our best estimates of forecasted EBITDA for the earnout periods as applicable, and assumptions such as risk-adjusted discount rate, EBITDA volatility, counterparty discount rate and risk-free rate. The simulation consists first in risk-adjusting the EBITDA projections using a risk-adjusted discount rate and then simulating a range of EBITDA over the applicable period using the estimate of EBITDA volatility. The fair value of the earnout is estimated as the present value of the potential range of payouts averaged across the range of simulated EBITDA using the counterparty discount rate. As the determination of performance of the subject business in 2024 has not been resolved and the actual performance for all of 2025 is not yet known, these estimations are subject to significant uncertainty. The Company is also in process of determining final closing price adjustments with the buyer. Based on the final calculation of 2025 results and post-closing adjustments, there could be a significant increase or decrease in the total sale consideration.
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
The following table summarizes the different components of net proceeds received from the business divestiture presented under Cash flows from investing activities:

(DOLLARS IN MILLIONS)
Cash proceeds from the buyer	$2,581
Cash transferred to the buyer	(29)
Net Cash flows from investing activities	$2,552
The carrying value of net assets associated with the Pharma Solutions disposal group, adjusted for currency translation adjustment, NCI, and pension adjustments, amounted to approximately $2.799 billion. The major classes of assets and liabilities sold consisted of the following:

(DOLLARS IN MILLIONS)	May 1, 2025
Assets
Cash and cash equivalents	$29
Trade receivables, net	218
Inventories	289
Property, plant and equipment, net	439
Goodwill(1)	1,190
Other intangible assets, net	1,093
Operating lease right-of-use assets	68
Deferred tax assets	17
Other assets	116
Less: Loss recognized on assets held-for-sale(2)	(307)
Total assets	3,152
Liabilities
Accounts payable	$(131)
Deferred tax liability	(75)
Other liabilities	(166)
Total liabilities	(372)
Equity
Accumulated other comprehensive income - currency translation adjustment	49
Accumulated other comprehensive income - pension adjustment	(26)
Non-controlling Interests (NCI)	(4)
Total equity	19
Carrying value of net assets (adjusted for currency translation, pension, and NCI adjustments)	$2,799
_______________________
(1) The goodwill balance presented here is net of the $64 million goodwill impairment charge.
(2) A loss was recorded on assets held-for-sale in the amount of $307 million through March 31, 2025.
As a result of the business divestiture, the Company recognized a pre-tax loss of approximately $121 million, subject to certain post-closing adjustments, presented in Losses (Gains) on business disposals on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2025. This is in addition to the life-to-date loss on assets classified as held for sale of $307 million recognized through March 31, 2025. $274 million of the loss on assets classified as held for sale was recognized during the year ended December 31, 2024. The total income tax expense recognized was approximately $64 million, including approximately $70 million of income tax benefit that was recognized during the year ended December 31, 2024.
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
As a result of the business divestiture, the Company recognized a pre-tax gain of approximately $10 million, subject to certain post-closing adjustments, presented in Losses (Gains) on business disposals on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2025. The total income tax benefit recognized was approximately $1 million for the year ended December 31, 2025.
Divestiture of a Tobacco Flavoring Business in North America
The Company completed the divestiture of the Tobacco Flavoring Business in North America on April 1, 2025, and received gross cash proceeds of approximately $20 million.
As a result of the divestiture, the Company recognized a pre-tax gain of less than $1 million presented in Losses (Gains) on business disposals on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2025. The total income tax expense recognized was approximately $5 million for the year ended December 31, 2025.
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
As a result of the business divestiture, the Company recognized a pre-tax gain of approximately $363 million, presented in Losses (Gains) on business disposals on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2024. The total income tax expense/(benefit) recognized was approximately $31 million, with approximately $(7) million that was recognized during the year ended December 31, 2023.
Divestiture of the Flavors and Essences UK Business

During the third quarter of 2024, the Company completed the divestiture of its Flavors and Essences UK (“F&E”) business, which was a part of the former Nourish segment. The Company completed the divestiture on September 1, 2024, and received net cash proceeds of approximately $28 million. The carrying amount of net assets associated with the business unit, adjusted for currency translation adjustment, was approximately $48 million. The majority of net assets sold included intangible assets and goodwill attributable to the F&E business. As part of the business divestiture, the Company recognized a pre-tax loss of approximately $20 million presented in Losses (Gains) on business disposals and a tax benefit of approximately $1 million presented in Provision for income taxes on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2024.
Divestiture of the Flavor Specialty Ingredients Business
The Company completed the divestiture of the Flavors Specialty Ingredients (“FSI”) business on August 1, 2023, and received net cash proceeds of approximately $200 million.
As a result of the business divestiture, the Company recognized a pre-tax loss of approximately $10 million, presented in Losses (Gains) on business disposals on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2023. There was a net working capital adjustment of $(3) million for the year ended December 31, 2024, resulting in a cumulative pre-tax loss of approximately $7 million.
Divestiture of a Portion of the Savory Solutions Business
The Company completed the divestiture of a portion of the Savory Solutions business on May 31, 2023, and received net cash proceeds of approximately $821 million. In addition, a receivable of approximately $37 million was recorded which reflected the remaining sale consideration that was received in January 2024.
As a result of the divestiture, the Company recognized a pre-tax loss of approximately $3 million presented in Losses (Gains) on business disposals on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2023.
Liquidation of a Business in Russia
As part of the liquidation of a business in Russia for the sale of the portion of the Savory Solutions business, the Company recognized a pre-tax loss of approximately $10 million presented in the Losses (Gains) on business disposals, and tax benefits of approximately $2 million presented in Provision for income taxes on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2023.

NOTE 4. ASSETS AND LIABILITIES HELD FOR SALE
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
The Company determined that the assets and liabilities of the SCL disposal group met the criteria to be presented as “held for sale” during the third quarter of 2025. As a result, as of December 31, 2025, such assets and liabilities were classified as held for sale on the Consolidated Balance Sheets.
The Company determined that the fair value of $107 million (fair value of $109 million less estimated costs to sell of $2 million) of the disposal group was less than its book value. As such, the Company recorded a year-to-date impairment loss of $115 million to adjust the net book value of this business to its fair value less costs to sell. The Company recorded the loss on classification of held for sale as a valuation allowance on the group of assets held for sale, without allocation to the individual assets or major classes of assets within the group. Due to the nature of estimates, the carrying value is subject to change based on developments leading up to the closing date, and the actual amounts realized upon sale may be more than or less than the estimated carrying value of the disposal group. Any difference will be recognized as a gain or loss in future financial statements.

For the year ended December 31, 2025, the Company recognized total income tax benefits of approximately $27 million related to loss on assets classified as held for sale for the SCL disposal group.
Carrying Amount of Assets and Liabilities Held for Sale
The Company’s Consolidated Balance Sheet as of December 31, 2025 included the carrying amounts of the assets and liabilities of the SCL disposal group as held for sale.
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
Included in the Company’s Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024 are the following carrying amounts of the assets and liabilities held for sale:

(DOLLARS IN MILLIONS)	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$—	$2
Trade receivables, net	25	187
Inventories	37	274
Property, plant and equipment, net	98	451
Goodwill(1)	—	1,216
Other intangible assets, net	89	1,078
Operating lease right-of-use assets	7	57
Other assets	10	108
Less: Loss recognized on assets held-for-sale(2)	(115)	(317)
Total assets held-for-sale	$151	$3,056
Liabilities
Accounts payable	$34	$90
Deferred tax liability	—	51
Other liabilities	10	191
Total liabilities held-for-sale	$44	$332
_______________________
(1)The Company determined that the carrying value of the Pharma Solutions disposal group exceeded its fair value and recorded an impairment charge of $64 million in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2024. The goodwill balance in assets held for sale for the Pharma Solutions disposal group as of December 31, 2024, is presented net of $64 million of goodwill impairment.
(2)The balance as of December 31, 2024 includes the impact of $131 million, primarily related to losses on foreign currency translation, which was reclassified out of accumulated other comprehensive loss upon close of the sales.

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
N&B Merger Restructuring Liability
During 2024, the Company incurred approximately $2 million of charges related to a lease impairment and no charges related to severance. During 2023, the Company incurred approximately $2 million of lease termination costs and lease impairment charges. From the inception of the program in 2021 to its completion, there were a total of 215 headcount reductions and the Company expensed a total of $49 million, of which $35 million related to severance and $14 million related to lease termination, lease impairment, and other costs. As of December 31, 2024, the program was completed.
2023 Restructuring Program

In December 2022, the Company announced a restructuring program mainly related to headcount reduction to improve its organizational and operating structure, drive efficiencies and achieve cost savings. From the inception of the restructuring program, there were a total of 670 actual headcount reductions. During 2024 and 2023, the Company incurred approximately $4 million and $70 million of charges related to severance, respectively. As of December 31, 2024, the program was completed.
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
The estimated total cost of the program initiatives ranges from $110 million to $130 million. The anticipated cash charges include employee-related costs such as severance, contract terminations, and dismantling costs. Additionally, non-cash charges related to assets, such as fixed asset write downs, are expected.
Since the inception of the program, the Company has recognized $79 million in severance costs and $14 million in fixed asset write-downs and related expense. During 2025, the Company recognized $76 million in severance costs and $(6) million in fixed asset write-downs and site closure expenses, net of the gain on sale of fixed assets previously written down. During 2024, the Company incurred initial costs in connection with the program, recognizing $20 million in fixed asset write-downs and $3 million in severance costs.
Changes in Restructuring Liability
Changes in restructuring liabilities during 2023, 2024 and 2025 were as follows:

(DOLLARS IN MILLIONS)	Balance at January 1, 2023	Additional Charges (Reversals), Net	Non-Cash Charges	Cash Payments	Balance at December 31, 2023
Frutarom Integration Initiative
Severance	$4	$(3)	$—	$(1)	$—
Other Restructuring Charges
Severance	1	(1)	—	—	—
N&B Merger Restructuring Liability
Severance	9	—	—	(9)	—
Other(1)	1	2	(2)	(1)	—
2023 Restructuring Program
Severance	—	70	—	(56)	14
Total Restructuring and other charges	$15	$68	$(2)	$(67)	$14

(DOLLARS IN MILLIONS)	Balance at January 1, 2024	Additional Charges (Reversals), Net	Non-Cash Charges	Cash Payments	Balance at December 31, 2024
N&B Merger Restructuring Liability
Other(1)	$—	$2	$(2)	$—	$—
2023 Restructuring Program
Severance	14	4	—	(18)	—
IFF Productivity Program
Severance	—	3	—	—	3
Fixed asset write-downs	—	20	(20)	—	—
Total Restructuring and other charges	$14	$29	$(22)	$(18)	$3

(DOLLARS IN MILLIONS)	Balance at January 1, 2025	Additional Charges (Reversals), Net	Non-Cash Charges	Cash Payments	Balance at December 31, 2025
IFF Productivity Program
Severance	$3	$76	$—	$(43)	$36
Fixed asset write-downs & related expense(2)	—	(6)	7	(1)	—
Total Restructuring and other charges	$3	$70	$7	$(44)	$36
_______________________
(1)Includes lease impairment charges and losses incurred from restructuring activities related to the merger with N&B.
(2)Represents additional fixed asset write-downs and site closure expenses, net of the gain on sale of fixed assets previously written down..
Charges by Segment
The following table summarizes the total amount of costs incurred in connection with these restructuring programs and activities by segment:

	December 31,
(DOLLARS IN MILLIONS)	2025	2024	2023
Taste	$20	$11	$14
Food Ingredients	10	15	23
Health & Biosciences	19	1	13
Scent	21	1	15
Pharma Solutions	—	1	3
Total Restructuring and other charges	$70	$29	$68

NOTE 6.    STOCK COMPENSATION PLANS
The Company has various equity plans under which its officers, senior management, other key employees and Board of Directors may be granted options to purchase IFF common stock or other forms of stock-based awards.
The cost of all employee stock-based awards is principally recognized on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. Total stock-based compensation expense included in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) was as follows:

	December 31,
(DOLLARS IN MILLIONS)	2025	2024	2023
Equity-based awards	$88	$77	$65
Liability-based awards	1	2	2
Total stock-based compensation	89	79	67
Less: Tax benefit	(18)	(15)	(11)
Total stock-based compensation, net of tax	$71	$64	$56
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
Under the 2021 A&R SAIP, an additional 6,900,000 shares were authorized for issuance, bringing the total number of shares authorized for issuance to 9,190,000. Under the 2021 Plan, a total of 2,290,000 shares were authorized for issuance. As of December 31, 2025, 2,275,605 shares were subject to outstanding awards and 5,627,390 shares remained available for future awards under all of the Company’s equity award plans (excluding shares not yet issued under open cycles of the Company’s Long-Term Incentive Plan).

The Company offers a Long-Term Incentive Plan (“LTIP”) for senior management. Beginning 2023, the targeted payout for all new cycles is 100% IFF common stock at the end of the three-year cycle.
For the 2023-2025 cycle, the LTIP awards are earned based on the achievement of: (i) 3-year cumulative Return on Invested Capital (“ROIC”) (representing one-half of the award value) and (ii) Relative Total Shareholder Return (“TSR”) targets (representing one-half of the award value).
The ROIC measures adjusted net operating profit after tax against average invested capital. When the award is granted, 50% of the target dollar value of the award is converted to a number of “notional” shares based on the closing price at the beginning of the cycle. For those shares whose payout is based on Relative TSR, compensation expense is recognized using a graded-vesting attribution method, while compensation expense for the remainder of the performance shares ( ROIC targets for the applicable cycle) is recognized on a straight-line basis over the vesting period based on the probable outcome of the performance condition.
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
For the 2025–2027 Performance Cycle, LTIP awards are earned based on the achievement of the following performance metrics: (i) Adjusted EBITDA Margin, which measures basis‑point improvement versus the comparable 2024 year‑end adjusted operating EBITDA margin as of December 31, 2027 (representing 40% of the award value); (ii) Relative Total Shareholder Return (“Relative TSR”), measured against the S&P 500 Chemicals companies over the Performance Cycle, calculated using (1) the average closing stock price over the 20 consecutive trading days preceding January 1, 2025 and (2) the average closing stock price over the 20 consecutive trading days preceding December 31, 2027 (representing 40% of the award value); and (iii) Employee Engagement, which reflects the average employee engagement survey results over the three‑year period (representing 20% of the award value).
For the 2025–2027 cycle, when the award is granted, the target dollar value of the LTIP award is converted into a number of “notional” shares based on the closing price on the day of the grant. The valuation of the long-term incentive plan awards was determined using a Monte Carlo valuation approach. For those shares whose payout is tied to the achievement of performance metrics (Adjusted EBITDA Margin and Employee Engagement), compensation expense is recognized on a straight‑line basis over the vesting period based on the probable outcome of each performance condition. For those shares whose payout is based on Relative Total Shareholder Return, compensation expense is recognized using a graded-vesting attribution method.
The 2021-2023 cycle concluded at the end of 2023 and 5,333 shares of common stock were issued in March 2024. The 2022-2024 cycle concluded at the end of 2024 and no shares of common stock were issued in March 2025. The 2023-2025 cycle concluded at the end of 2025 and no shares of common stock will be issued in March 2026.
SSARs and Options
Stock-Settled Appreciation Rights (“SSARs”) are a contractual right to receive the value, in shares of Company stock, of the appreciation in our stock price from the grant date to the date the SSARs are exercised by the participant. SSARs granted become exercisable on the third anniversary of the grant date and have a maximum term of seven years. SSARs do not require a financial investment by the SSARs grantee. Stock options require the participant to pay the exercise price at the time they exercise their stock options. No SSARs or stock options were granted in 2025, 2024 or 2023.

SSARs and options activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Shares Subject to SSARs/Options	Weighted Average Exercise Price	SSARs/ Options Exercisable
December 31, 2024	288	$116.45	197
Granted	—	—
Exercised	—	—
Canceled	(11)	131.30
December 31, 2025	277	$115.87	277

Expected to Vest at December 31, 2025	—	$—
The weighted average exercise price of SSARs and options exercisable at December 31, 2025, 2024 and 2023 were $115.87, $111.70 and $109.59, respectively.
All outstanding SSARs and options are exercisable. SSARs and options outstanding and exercisable at December 31, 2025 was as follows:

Price Range	Number Outstanding and Exercisable (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Over $65	277	2.78	$115.87	$—
The total intrinsic value of options/SSARs exercised was $0 in 2025 and was less than $1 million in each of 2024 and 2023.
Restricted Stock Units
The Company has granted Restricted Stock Units (“RSUs”) to eligible employees and members of the Board of Directors. The Company has granted both time-based RSUs, which contain no performance criteria provisions, and performance-based RSUs. Such RSUs are subject to forfeitures or adjustments if certain conditions are not met, including service period or pre-established cumulative performance targets. RSUs principally vest 100% at the end of three years. An RSU’s fair value is calculated based on the market price of the Company’s stock at date of grant, with an adjustment to reflect the fact that such awards do not participate in dividend rights. The aggregate fair value is amortized to expense ratably over the vesting period.
RSU activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
December 31, 2024	1,785	$87.75
Granted	1,021	73.84
Vested	(868)	94.34
Forfeited	(137)	80.08
Change due to performance conditions, net	(4)	125.82
December 31, 2025	1,797	$77.36
The total fair value of RSUs that vested during the year ended December 31, 2025 was approximately $82 million.
As of December 31, 2025, there was approximately $71 million of total unrecognized compensation cost related to non-vested RSUs granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of approximately 1.79 years.
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

Cash RSU activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Cash RSUs	Weighted Average Fair Value Per Share
December 31, 2024	57	$84.55
Granted	34	67.39
Vested	(45)	76.95
Forfeited	(1)	67.56
December 31, 2025	45	$67.39
The total fair value of Cash RSUs that vested during the year ended December 31, 2025 was approximately $3 million.
As of December 31, 2025, there was approximately $1 million of total unrecognized compensation cost related to non-vested Cash RSUs granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of approximately 2.07 years. The aggregate compensation cost will be adjusted based on changes in the Company’s stock price.

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
Segment information for the year ended December 31, 2024 and 2023 has been recast to reflect the updated segment structure and changes in corporate allocations among the Company’s reportable segments on a comparable basis.
Taste is comprised of a range of flavor compounds and natural taste solutions that are ultimately used by IFF's customers in a diverse variety of products, including savory products (soups, sauces, meat, fish, poultry, snacks, etc.), beverages (juice drinks, carbonated or flavored beverages, spirits, etc.), sweets (bakery products, candy, cereal, chewing gum, etc.), and dairy products (yogurt, ice cream, cheese, etc.). Taste also include value-added spices and seasoning ingredients for meat, food service, convenience, alternative protein and culinary products.
Food Ingredients is comprised of a diversified portfolio across natural, artificial, and plant-based specialty food ingredients that provide functional properties solutions for food and beverage products, as well as specialty soy and pea protein with value-added formulations, emulsifiers and sweeteners. Natural food protection ingredients consist of natural antioxidants and anti-microbials used for natural food preservation and shelf-life extension for beverages, cosmetic and healthcare products, pet food and feed additives. Food Ingredients also includes savory solutions (such as spices, marinades, mixtures) and inclusion products (such as products combining flavorings with fruit, vegetables and other natural ingredients).
Health & Biosciences is comprised of Health, Food Biosciences, Home & Personal Care, Animal Nutrition and Grain Processing, with a biotechnology-derived portfolio of enzymes, food cultures, probiotics and specialty ingredients for non-food applications. Health provides ingredients for dietary supplements, food and beverage, specialized nutrition and pharma. Food Biosciences provides products that aim to serve the global demand for healthy, natural, clean label and fermented food for fresh dairy, cheese, bakery and brewing products. Such products contribute to extended shelf life, stability, taste, and texture, helping IFF's customers to improve their product offerings. The business's enzyme solutions also allow IFF’s customers to provide low sugar, high fiber and lactose-free dairy products. Home & Personal Care produces enzymes for detergents, cleaning and textiles to help enhance the product and process performance of products in the fabric and home care, textiles and industrials and personal care markets. The business also produces patented enzymatic polymers that are renewable, biodegradable alternatives to functional ingredients used in home cleaning and beauty care products. Animal Nutrition produces feed enzymes and animal health solutions that help to improve nutrition, welfare, performance and sustainability of livestock animal farming. Grain Processing produces yeast and enzymes for biofuel production and carbohydrate processing.
Scent is comprised of (1) Fragrance Compounds, which are ultimately used by IFF’s customers in two broad categories: Fine Fragrances, including perfumes and colognes, and Consumer Fragrances, including fragrance compounds for personal care (e.g., soaps), household products (e.g., detergents and cleaning agents) and beauty care, including toiletries; and (2) Fragrance Ingredients, which consists of natural and synthetic, and active and functional ingredients that are used internally and sold to third parties, including competitors, for use in the preparation of compounds. While the principal role of IFF's fragrance ingredients facilities is to support the fragrance compounds business, the Company utilizes excess manufacturing capacity to manufacture and sell certain fragrance ingredients to third parties, enabling the Company to leverage fixed costs while maintaining the security of supply for perfumers and ultimately IFF's customers.
The former Pharma Solutions segment produced, among other things, a vast portfolio of cellulosics and seaweed-based pharmaceutical excipients, used in prescription and over-the-counter pharmaceuticals and dietary supplements. IFF completed the divestiture of the Pharma Solutions disposal group, which included certain adjacent businesses, on May 1, 2025 and divested the nitrocellulose business, which was within the Pharma Solutions segment, on May 9, 2025.
The Company’s CODM evaluates the performance of these reportable segments based on its Adjusted Operating EBITDA, which is defined as (Loss) Income Before Taxes before depreciation and amortization expense, interest expense, restructuring and other charges and certain items that are not related to recurring operations.
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

The following tables show the Company’s reportable segment information for the years ended December 31, 2025, 2024 and 2023:

	December 31, 2025
	Taste	Food Ingredients	H&B	Scent	Pharma	Total
Net sales	$2,481	$3,278	$2,283	$2,479	$369	$10,890
Cost of sales	(1,500)	(2,531)	(1,246)	(1,424)	(248)
Research & development expenses	(172)	(54)	(219)	(241)	(8)
Selling & administrative expenses	(396)	(400)	(348)	(366)	(42)
Depreciation expense add-back (a)	65	130	124	67	5
Adjusted Operating EBITDA	$478	$423	$594	$515	$76	$2,086

Reconciliation of Adjusted Operating EBITDA:
Total Adjusted Operating EBITDA	$2,086
Depreciation & Amortization	(962)
Interest Expense	(229)
Other (Expense), net (b)	(65)
Restructuring and Other Charges (c)	(70)
Impairment of Goodwill (d)	(1,153)
(Losses) on Business Disposals (e)	(109)
Loss on Assets Classified as Held for Sale (f)	(115)
Gain on Extinguishment of Debt (g)	488
Acquisition, Divestiture and Integration Related Costs (h)	(125)
Strategic Initiatives Costs (i)	(35)
Regulatory Costs (j)	(106)
Entity Realignment Costs (k)	(8)
Other (l)	(9)
(Loss) Before Taxes	$(412)

	December 31, 2024
	Taste	Food Ingredients	H&B	Scent	Pharma	Total
Net sales	$2,428	$3,365	$2,203	$2,439	$1,049	$11,484
Cost of sales	(1,470)	(2,626)	(1,183)	(1,361)	(719)
Research & development expenses	(160)	(71)	(190)	(225)	(25)
Selling & administrative expenses	(403)	(391)	(368)	(376)	(115)
Depreciation expense add-back (a)	65	131	115	68	25
Adjusted Operating EBITDA	$460	$408	$577	$545	$215	$2,205

Reconciliation of Adjusted Operating EBITDA:
Total Adjusted Operating EBITDA	$2,205
Depreciation & Amortization	(1,015)
Interest Expense	(305)
Other (Expense), net (b)	(182)
Restructuring and Other Charges (c)	(29)
Impairment of Goodwill (d)	(64)
Gains on Business Disposals (e)	346
Loss on Assets Classified as Held for Sale (f)	(317)
Acquisition, Divestiture and Integration Related Costs (h)	(228)
Strategic Initiatives Costs (i)	(33)
Regulatory Costs (j)	(73)
Entity Realignment Costs (k)	(6)
Other (l)	9
Income Before Taxes	$308

	December 31, 2023
	Taste	Food Ingredients	H&B	Scent	Pharma	Total
Net sales	$2,303	$3,692	$2,071	$2,393	$1,020	$11,479
Cost of sales	(1,449)	(3,028)	(1,168)	(1,401)	(752)
Research & development expenses	(154)	(70)	(172)	(213)	(26)
Selling & administrative expenses	(379)	(385)	(320)	(343)	(99)
Depreciation expense add-back (a)	68	160	113	60	59
Adjusted Operating EBITDA	$389	$369	$524	$496	$202	$1,980

Reconciliation of Adjusted Operating EBITDA:
Total Adjusted Operating EBITDA	$1,980
Depreciation & Amortization	(1,142)
Interest Expense	(380)
Other (Expense), net (b)	(5)
Restructuring and Other Charges (c)	(68)
Impairment of Goodwill (d)	(2,623)
(Losses) on Business Disposals (e)	(23)
Acquisition, Divestiture and Integration Related Costs (h)	(174)
Strategic Initiatives Costs (i)	(31)
Regulatory Costs (j)	(50)
Entity Realignment Costs (k)	(2)
(Loss) Before Taxes	$(2,518)

 _______________________

(a)	There is depreciation recorded within Cost of sales, Research & development, and Selling & administrative expenses, so there is an add-back of depreciation to calculate segment Adjusted Operating EBITDA. This reflects how the CODM reviews Segment results.
(b)
For 2024, the amount includes a settlement loss of $130 million that was recognized as a result of the termination of the International Flavors & Fragrances Inc. Pension Plan. During 2025, a reduction of the previous settlement loss was recognized. See Note 8 for additional information on the net settlement loss and Note 9 for additional information on Other expense, net.

(c)	For 2025, represents costs related to the IFF Productivity Program including severance, fixed asset write-downs and site closure expenses, net of the gain on sale of fixed assets previously written down. For 2024, represents initial costs in connection with the IFF Productivity Program, primarily related to fixed asset write-downs. For 2023, represents costs primarily related to severance as part of the Company’s 2023 Restructuring Program.
(d)	For 2025, represents the impairment of goodwill related to the Food Ingredients reporting unit. For 2024, represents the impairment of goodwill related to the Pharma Solutions disposal group. For 2023, represents the impairment of goodwill in the Nourish reporting unit.
(e)	For 2025, primarily represents losses recognized as part of the sale of the Pharma Solutions disposal group, offset in part by gains recognized as part of the sale of the Nitrocellulose business and sale of the Rene Laurent business in France. For 2024, primarily represents gains recognized as part of the sale of the Cosmetic Ingredients business and losses recognized as part of the sale of the F&E UK business. For 2023, primarily represents losses recognized as part of the sale of the Flavors Specialty Ingredients business, the sale of a portion of the Savory Solutions business, and liquidation of a business in Russia for the sale of the portion of the Savory Solutions business.
(f)	For 2025, represents the loss recognized on assets classified as held for sale of the Soy Crush, Concentrates & Lecithin business. For 2024, represents the losses recognized on assets classified as held for sale of the Pharma Solutions disposal group and portion of the Savory Solutions business in Turkey.
(g)	For 2025, represents the gain recognized on extinguishment of debt in connection with the completion of tender offers.
(h)
For 2025, 2024 and 2023, primarily represents costs related to the Company's actual and planned acquisitions, divestitures and integration related activities primarily for N&B. These costs primarily consisted of external consulting fees, professional and legal fees and salaries of individuals who are fully dedicated to such efforts. For 2023, acquisition costs primarily relate to earn-out adjustments.

For 2025, business divestiture costs were approximately $125 million. For 2024, business divestiture and integration costs were approximately $223 million and $5 million, respectively. For 2023, business divestiture, integration and acquisition related costs were approximately $108 million, $59 million, and $7 million, respectively.

(i)	Represents costs related to the Company’s strategic assessment and business portfolio optimization efforts and reorganizing the Global Shared Services Centers, primarily consulting fees, and strategic initiatives related to the Company’s business unit re-organization efforts.
(j)	Represents costs primarily related to legal fees incurred and provisions recognized for the ongoing investigations of the fragrance businesses.
(k)	Represents costs related to a phased restructuring initiative aimed at optimizing its legal entity framework.
(l)	For 2025, primarily represents the net impact of costs related to severance, including accelerated stock compensation expense, for certain executives who have separated from the Company. For 2025, also represents the impact of legislation changes in India related to the Wage Code. For 2024, primarily relates to gains on sales of assets.
Long-lived assets, net, by geographic area, consisted as follows:

	December 31,
(DOLLARS IN MILLIONS)	2025	2024(1)
United States	$1,620	$1,610
Foreign Countries	2,409	2,129
Consolidated	$4,029	$3,739
_______________________
(1)The Long-lived assets, net for both the United States and Foreign Countries as of December 31, 2024 were revised from $1.326 billion to $1.610 billion and from $2.413 billion to $2.129 billion, respectively, to correct for certain assets incorrectly allocated by geographic area. These revisions did not impact the total Long-lived assets, net.
Segment capital expenditures consisted as follows:

	Capital Expenditures
(DOLLARS IN MILLIONS)	2025	2024	2023
Taste	$99	$69	$75
Food Ingredients	223	166	177
Health & Biosciences	145	73	85
Scent	89	70	62
Pharma Solutions	38	85	104
Consolidated	$594	$463	$503
Net sales are attributed to individual regions based upon the destination of product delivery and are as follows:

	Net Sales by Geographic Area
(DOLLARS IN MILLIONS)	2025	2024	2023
Europe, Africa and Middle East	$3,727	$3,840	$3,834
Greater Asia	2,546	2,731	2,677
North America	3,195	3,440	3,477
Latin America	1,422	1,473	1,491
Consolidated	$10,890	$11,484	$11,479

	Net Sales by Geographic Area
(DOLLARS IN MILLIONS)	2025	2024	2023
Net sales related to the U.S.	$3,075	$3,219	$3,185
Net sales attributed to all foreign countries	7,815	8,265	8,294
The Company had no customers that accounted for greater than 10% of consolidated net sales in 2025, 2024 and 2023.
No country other than the U.S. had net sales greater than 10% of total consolidated net sales for 2025, 2024 and 2023.

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
The Company offers a non-qualified Deferred Compensation Plan (“DCP”) for certain key employees and non-employee directors. Eligible employees and non-employee directors may elect to defer receipt of salary, incentive payments and Board of Directors’ fees into participant-directed investments which are generally invested by the Company in individual variable life insurance contracts it owns that are designed to informally fund savings plans of this nature. The cash surrender value of life insurance is based on the net asset values of the underlying funds available to plan participants. At December 31, 2025 and December 31, 2024, the Consolidated Balance Sheets reflect liabilities of approximately $63 million and $57 million, respectively, related to the DCP in Other liabilities and approximately $9 million and $15 million, respectively, included in Capital in excess of par value related to the portion of the DCP that will be paid out in IFF shares.
The total cash surrender value of life insurance contracts the Company owns in relation to the DCP and post-retirement life insurance benefits amounted to $57 million and $52 million at December 31, 2025 and 2024, respectively, and are recorded in Other assets in the Consolidated Balance Sheets.
International Flavors & Fragrances Inc. Pension Plan Termination
On August 18, 2023, the Human Capital and Compensation Committee approved the termination of the International Flavors & Fragrances Inc. Pension Plan (the “Plan”). The Plan was formally terminated on April 1, 2024. The settlements of the terminated plan primarily occurred during November 2024, in which lump sum settlements in the amount of approximately $73 million were paid to eligible plan participants who elected such payments, and the purchase of annuity contracts in the amount of approximately $360 million were made to the remaining participants.

Upon settlement of the terminated plan, a settlement loss of $130 million was recognized and is presented in Other expense, net on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the twelve months ended December 31, 2024. The settlement loss primarily relates to the recognition of actuarial losses upon termination of the Plan. During 2025, a final true-up of the settlement was performed and the Company recognized a reduction of the previously recognized settlement loss of approximately $6 million, which is presented in Other expense, net on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the twelve months ended December 31, 2025. The total life to date tax benefit recognized upon termination of the Plan was $45 million, with $46 million recognized in 2024.
Upon completion of the Plan termination and settlement processes, the Company had a remaining pension surplus balance of $42 million as of December 31, 2025. In 2025, the pension surplus was transferred to the Company’s defined contribution plan trust covering substantially all U.S. employees. The majority of the surplus is presented in Other assets on the Consolidated Balance Sheets at December 31, 2025. Approximately $6 million of this balance, which was paid to U.S. employees in 2026, is presented in Prepaid expenses and other current assets on the Consolidated Balance Sheets at December 31, 2025.
Defined Benefit Pension Plans
The plan assets and benefit obligations of the defined benefit pension plans are measured at December 31 of each year.

	U.S. Plans			Non-U.S. Plans
(DOLLARS IN MILLIONS)	2025	2024	2023	2025	2024	2023
Components of net periodic benefit cost
Service cost for benefits earned(1)	$—	$—	$—	$20	$23	$21
Interest cost on projected benefit obligation(2)	3	23	25	35	36	36
Expected return on plan assets(2)	—	(23)	(31)	(48)	(50)	(47)
Net amortization of deferrals(2)	1	4	2	6	7	(1)
Settlements and curtailments(2)	—	130	—	—	(1)	(8)
Net periodic benefit (income) cost	4	134	(4)	13	15	1
Defined contribution and other retirement plans	31	31	30	49	46	51
Total expense	$35	$165	$26	$62	$61	$52
Changes in plan assets and benefit obligations recognized in OCI
Net actuarial loss (gain)	$4	$(2)		$11	$(59)
Recognized actuarial (loss) gain	(1)	(135)		(6)	(6)
Business Divestitures	—	—		71	—
Recognized prior service credit	—	—		1	—
Currency translation adjustment	—	—		9	—
Total loss (gain) recognized in OCI (before tax effects)	$3	$(137)		$86	$(65)
 _______________________
(1)Included as a component of Operating (loss) profit.
(2)Included as a component of Other expense, net.

	Postretirement Benefits
(DOLLARS IN MILLIONS)	2025	2024	2023
Components of net periodic benefit cost
Interest cost on projected benefit obligation	$3	$3	$3
Net amortization and deferrals	(2)	(2)	(6)
Total cost (income)	$1	$1	$(3)
Changes in plan assets and benefit obligations recognized in OCI
Net actuarial loss	$—	$4
Recognized actuarial loss	—	(1)
Recognized prior service credit	1	2
Total recognized in OCI (before tax effects)	$1	$5

The weighted-average actuarial assumptions used to determine expense at December 31 of each year are:

	U.S. Plans			Non-U.S. Plans
	2025	2024	2023	2025	2024	2023
Discount rate	5.52%	4.47%	5.42%	4.02%	3.60%	3.98%
Expected return on plan assets	5.20%	4.93%	6.00%	4.87%	4.95%	4.92%
Rate of compensation increase	N/A	3.75%	3.75%	3.14%	3.06%	3.01%
Changes in the postretirement benefit obligation and plan assets, as applicable, are detailed in the following table:

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
(DOLLARS IN MILLIONS)	2025	2024	2025	2024	2025	2024
Benefit obligation at beginning of year	$55	$524	$852	$1,056	$56	$52
Service cost for benefits earned	—	—	20	23	—	—
Interest cost on projected benefit obligation	3	23	35	36	3	3
Actuarial loss (gain)	4	(14)	(30)	(75)	—	4
Adjustments for expense/tax contained in service cost	—	—	(3)	(3)	—	—
Plan participants’ contributions	—	—	4	4	—	—
Benefits paid	(6)	(40)	(37)	(35)	(2)	(4)
Curtailments/settlements	—	(439)	(3)	(13)	—	—
Translation adjustments	—	—	105	(51)	—	—
Transferred to Liabilities held for sale	—	—	(11)	(89)	—	—
Other	(1)	1	6	(1)	—	1
Benefit obligation at end of year	$55	$55	$938	$852	$57	$56

Fair value of plan assets at beginning of year	$9	$505	$920	$1,000
Actual return on plan assets	1	13	3	30
Employer contributions	5	6	24	23
Plan participants’ contributions	—	—	4	4
Benefits paid	(6)	(40)	(37)	(35)
Settlements	—	(439)	(3)	(13)
Translation adjustments	—	—	112	(51)
Transferred to Assets held for sale	—	—	(4)	(39)
Other(1)	—	(36)	—	1
Fair value of plan assets at end of year	$9	$9	$1,019	$920
Funded status at end of year	$(46)	$(46)	$81	$68

_______________________
(1)2024 amount represents remaining pension surplus balance as a result of the Plan termination, that is presented in Other assets on the Consolidated Balance Sheets at December 31, 2024. As of December 31, 2025, the pension surplus balance has increased to $42 million.
The Company maintains defined benefit pension plans for certain employees in the United Kingdom (U.K.). In July 2024, the U.K. Court of Appeal upheld a ruling in the matter of Virgin Media Limited v NTL Pension Trustees II Limited, a decision that the Company was not a party to or involved in, that certain historical amendments for contracted out defined benefit schemes were invalid if they were not accompanied by the correct actuarial confirmation. In 2025, the U.K. Government has announced proposals to legislate in response to this case. The Company and its pension scheme trustees in the U.K. will continue to review this development and consider whether this decision has any implications for its U.K. defined benefit schemes.
The plan assets and benefit obligations of the defined benefit pension plans and postretirement benefits recognized in the balance sheet are detailed in the following table:

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
(DOLLARS IN MILLIONS)	2025	2024	2025	2024	2025	2024
Other assets	$—	$1	$177	$143	$—	$—
Other current liabilities	(5)	(5)	(4)	(3)	(4)	(4)
Retirement liabilities	(41)	(42)	(92)	(72)	(53)	(52)
Net amount recognized	$(46)	$(46)	$81	$68	$(57)	$(56)
The amounts recognized in AOCI are detailed in the following table:

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
(DOLLARS IN MILLIONS)	2025	2024	2025	2024	2025	2024
Net actuarial loss	$20	$18	$203	$134	$3	$4
Prior service credit	—	—	—	(1)	—	(2)
Total AOCI (before tax effects)	$20	$18	$203	$133	$3	$2

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN MILLIONS)	2025	2024	2025	2024
Accumulated Benefit Obligation — end of year	$55	$54	$876	$800
Information for Pension Plans with an Accumulated Benefit Obligation (“ABO”) in excess of Plan Assets:
Accumulated benefit obligation	$55	$45	$99	$83
Fair value of plan assets	9	—	37	32
Information for Pension Plans with a Projected Benefit Obligation (“PBO”) in excess of Plan Assets:
Projected benefit obligation	$55	$45	$119	$99
Fair value of plan assets	9	—	37	35
Weighted-average assumptions used to determine obligations at December 31
Discount rate	5.19%	5.52%	4.41%	4.06%
Rate of compensation increase	N/A	N/A	3.42%	3.18%

(DOLLARS IN MILLIONS)	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Estimated Future Benefit Payments
2026	$6	$40	$4
2027	6	40	4
2028	5	44	4
2029	5	43	4
2030	5	48	4
2031 – 2035	22	257	20
Contributions
Required Company Contributions in the Following Year (2026)	$5	$17	$—
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
The percentage of assets in the Company’s pension plans, by type, is as follows:

	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
Cash and cash equivalents	—%	—%	1%	1%
Equities	20%	19%	21%	17%
Fixed income	80%	81%	42%	41%
Property	—%	—%	8%	8%
Alternative and other investments	—%	—%	28%	33%
The expected annual rate of return for the non-U.S. plans employs a similar set of criteria adapted for local investments, inflation rates and in certain cases specific government requirements. Each plan has its own target asset allocation, which is reviewed periodically and rebalanced when necessary.
The following tables present the Company’s plan assets for the U.S. and non-U.S. plans using the fair value hierarchy as of December 31, 2025 and 2024. The plans’ assets were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and their placement within the fair value hierarchy levels. For more information on a description of the fair value hierarchy, see Note 16.

	U.S. Plans for the Year Ended
	December 31, 2025
(DOLLARS IN MILLIONS)	Level 1	Level 2	Level 3	Total
Assets Measured at Net Asset Value(1)
U.S. Equities				$2
U.S. Fixed Income				7
Total Assets Measured at Net Asset Value	$—	$—	$—	$9

	U.S. Plans for the Year Ended
	December 31, 2024
(DOLLARS IN MILLIONS)	Level 1	Level 2	Level 3	Total
Assets Measured at Net Asset Value(1)
U.S. Equities				$2
U.S. Fixed Income				7
Total Assets Measured at Net Asset Value	$—	$—	$—	$9
_______________________
(1)Investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

	Non-U.S. Plans for the Year Ended
	December 31, 2025
(DOLLARS IN MILLIONS)	Level 1	Level 2	Level 3	Total
Cash	$7	$—	$—	$7
Equity Securities
U.S. Large Cap	153	—	—	153
Non-U.S. Large Cap	48	—	—	48
Emerging Markets	11	—	—	11
Fixed Income Securities
U.S. Corporate Bonds	42	—	—	42
Non-U.S. Treasuries/Government Bonds	118	—	—	118
Non-U.S. Corporate Bonds	63	82	—	145
Non-U.S. Other Fixed Income	—	50	—	50
Alternative Types of Investments
Insurance Contracts	—	—	285	285
Absolute Return Funds	1	—	—	1
Property
Non-U.S. Property	—	—	2	2
Total Assets Measured at Fair Value	$443	$132	$287	$862
Assets Measured at Net Asset Value(1)
Non-U.S. Fixed Income				$72
Non-U.S. Property				85
Total Assets Measured at Net Asset Value				157
Total Non-U.S. Plan Assets				$1,019

	Non-U.S. Plans for the Year Ended
	December 31, 2024
(DOLLARS IN MILLIONS)	Level 1	Level 2	Level 3	Total
Cash	$11	$—	$—	$11
Equity Securities
U.S. Large Cap	101	—	—	101
U.S. Mid Cap	8	—	—	8
Non-U.S. Large Cap	43	—	—	43
Non-U.S. Mid Cap	3	—	—	3
Non-U.S. Small Cap	1	—	—	1
Emerging Markets	9	—	—	9
Fixed Income Securities
U.S. Corporate Bonds	42	—	—	42
Non-U.S. Treasuries/Government Bonds	165	—	—	165
Non-U.S. Corporate Bonds	50	66	—	116
Non-U.S. Other Fixed Income	—	10	—	10
Alternative Types of Investments
Insurance Contracts	—	—	270	270
Absolute Return Funds	1	—	—	1
Property
Non-U.S. Property	7	—	2	9
Total Assets Measured at Fair Value	$441	$76	$272	$789
Assets Measured at Net Asset Value(1)
Non-U.S. Fixed Income				$60
Non-U.S. Property				71
Total Assets Measured at Net Asset Value				131
Total Non-U.S. Plan Assets				$920
_______________________
(1)As of December 31, 2024, the Company revised the total non-U.S. Plan assets measured at fair value from $920 million to $789 million. $131 million of assets were corrected to be presented at net asset value, with $60 million and $71 million of assets previously presented as Level 2 and Level 3 investments in the fair value hierarchy, respectively. These revisions did not impact the total non-U.S. Plan Assets. Investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.
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

The following table presents a reconciliation of Level 3 non-U.S. plan assets held during the year ended December 31, 2025:

	Non-U.S. Plans
(DOLLARS IN MILLIONS)	Property	Insurance Contracts	Total
Ending balance as of December 31, 2024	$2	$270	$272
Actual return on plan assets	—	15	15
Ending balance as of December 31, 2025	$2	$285	$287
The following weighted average assumptions were used to determine the postretirement benefit expense and obligation for the years ended December 31:

	Expense		Liability
	2025	2024	2025	2024
Discount rate	5.70%	5.10%	5.50%	5.70%
Current medical cost trend rate	7.00%	7.25%	9.25%	7.00%
Ultimate medical cost trend rate	4.75%	4.75%	4.75%	4.75%
Medical cost trend rate decreases to ultimate rate in year	2034	2034	2035	2034
The Company contributed $24 million to its non-U.S. pension plans in 2025. $5 million of contributions were made to the Company’s non-qualified U.S. pension plans in 2025. In addition, $2 million of payments were made with respect to the Company’s other postretirement plans.

NOTE 9. OTHER EXPENSE, NET
Other expense, net consisted of the following:

	December 31,
(DOLLARS IN MILLIONS)	2025	2024	2023
Foreign exchange losses	$(92)	$(91)	$(77)
Interest income	19	15	5
Gain on China facility relocation	—	—	22
Pension-related benefit (expense)(1)	11	(125)	28
Other	(3)	19	17
Other expense, net	$(65)	$(182)	$(5)
_______________________
(1)2025 and 2024 amounts include a reduction of the previously recognized settlement loss of $6 million and a settlement loss of $130 million, respectively, that were recognized as a result of the termination of the International Flavors & Fragrances Inc. Pension Plan. Refer to Note 8 for further information.

NOTE 10.    INCOME TAXES
Earnings before income taxes consisted of the following:

	December 31,
(DOLLARS IN MILLIONS)	2025	2024	2023
U.S. income (loss) before taxes	$(1,421)	$(810)	$(1,777)
Foreign income (loss) before taxes	1,009	1,118	(741)
Total income (loss) before taxes	$(412)	$308	$(2,518)

The income tax provision consisted of the following:

	December 31,
(DOLLARS IN MILLIONS)	2025	2024	2023
Current tax provision
Federal	$(178)	$(44)	$47
State and local	4	9	—
Foreign	391	399	393
Total current tax provision	217	364	440
Deferred tax provision
Federal	(144)	(203)	(161)
State and local	(16)	(28)	32
Foreign	(110)	(92)	(242)
Total deferred tax benefit	(270)	(323)	(371)
Total (benefit) provision for income taxes	$(53)	$41	$69
Effective Tax Rate Reconciliation
As further described in Note 1, Summary of Significant Accounting Policies, the Company has adopted the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory tax rate of 21% to the Company’s effective tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09:

	Year Ended December 31, 2025
	Total	%
Earnings from continuing operations, before income tax expense	$(412)
U.S. Federal Statutory Tax Rate	(87)	21.1%
United States
State and Local Income Taxes (a)	(13)	3.2%
Federal
Effect of Cross-Border Tax Laws
Global intangible low taxed income	36	(8.7)%
Other	(3)	0.7%
Tax Credits
Research and development credit	(20)	4.8%
Changes in Valuation Allowances	22	(5.3)%
Nontaxable or Nondeductible Items
Non-taxable income	28	(6.8)%
Tax effects of non-deductible goodwill impairment	236	(57.3)%
Tax impact on gain on business divestitures	115	(27.9)%
Other	4	(1.0)%
Other Adjustments
Entity Realignment - One-time impact	(348)	84.4%
Other	(11)	2.7%
Foreign Tax Effects
Brazil	10	(2.4)%
China	22	(5.3)%
Cyprus
Effect of rates different than statutory	(13)	3.2%
Enactment of new tax laws	(28)	6.8%
Notional interest deduction	(12)	2.9%
Other	(1)	0.2%
Denmark
Non-taxable income	(28)	6.8%
Other	15	(3.6)%
Germany
Goodwill and intangibles	(16)	3.9%
Luxembourg
Changes in valuation allowances	(27)	6.5%
Other	28	(6.8)%
Netherlands
Tax benefit from supply chain optimization	(13)	3.2%
Other	10	(2.4)%
Singapore	(11)	2.6%
Other Foreign Jurisdictions	63	(15.3)%
Changes in Unrecognized Tax Benefits	(11)	2.7%
Income Tax Expense	$(53)	12.9%

(a)State taxes in Illinois, Minnesota and Michigan made up the majority of the tax effect of this category.
The Company has elected to treat global intangible low-taxed income (“GILTI”) as a current period cost if and when incurred. This tax position resulted in a net income tax expense of approximately $215 million for the year ended December 31, 2025, offset in part by foreign tax credits of approximately $178 million.
The following table is a reconciliation between the U.S. federal statutory income tax rate of 21% to the Company’s effective tax rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of 2023-09.

	December 31,
	2024	2023
Statutory tax rate	21.0%	21.0%
Tax effect of non-deductible goodwill impairment	—	(20.4)
Difference in effective tax rate on foreign earnings and remittances	34.7	(1.1)
Tax benefit from supply chain optimization	(4.4)	0.5
Unrecognized tax benefit, net of reversals	6.5	(0.8)
Tax impact on gain on business disposals(1)	(21.0)	(3.7)
Deferred taxes on deemed repatriation(2)	0.3	0.5
Global intangible low-taxed income	10.8	(0.4)
U.S. foreign tax credit - general limitation	(8.7)	0.2
Research and development credit	(7.3)	0.5
State and local taxes including rate changes(3)	(6.4)	(1.7)
Tax impact on internal asset transfer	(9.5)	5.3
Other, net	(2.7)	(2.6)
Effective tax rate	13.3%	(2.7)%
_______________________
(1)For 2024 the effective tax rate reflects the recording of the tax effects of the divestiture of the Cosmetic Ingredients business.
(2)For 2023 and 2024 the rate includes the establishment of the held for sale deferred tax liabilities due to a change in assertion.
(3)For 2023 and 2024 the rate includes rate change impacts related to the remeasurement of the state tax rate on deferred taxes.

Deferred Taxes
The deferred tax assets and liabilities, shown before jurisdictional netting, consisted of the following amounts:

	December 31,
(DOLLARS IN MILLIONS)	2025	2024
Employee and retiree benefits	$62	$90
Credit and net operating loss carryforwards	359	294
Amortizable research and development expenses	167	154
Interest limitation	205	226
Inventory	33	29
Lease obligations	146	143
Other, net	125	101
Gross deferred tax assets	1,097	1,037

Property, plant and equipment, net	(203)	(195)
Intangible assets(1)	(1,241)	(1,529)
Right-of-use assets	(138)	(132)
Deferred taxes on deemed repatriation	(155)	(154)
Other, net	—	(5)
Gross deferred tax liabilities	(1,737)	(2,015)
Valuation allowance	(454)	(376)
Total net deferred tax liabilities	$(1,094)	$(1,354)
_______________________
(1)Includes deferred taxes on intangible assets owned by a fully consolidated partnership.
Net operating loss carryforwards were approximately $334 million and $267 million as of December 31, 2025 and 2024, respectively. If unused, approximately $103 million will expire between 2026 and 2045. The remainder, totaling approximately $231 million, may be carried forward indefinitely. Tax credit carryforwards were approximately $21 million as of both December 31, 2025 and 2024. If unused, the $21 million will expire between 2026 and 2045.
Of the deferred tax assets at December 31, 2025, the Company considers it unlikely that a portion of the tax benefit will be realized. Accordingly, a valuation allowance of approximately $454 million has been established against these deferred tax assets.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
(DOLLARS IN MILLIONS)	2025	2024	2023
Balance of unrecognized tax benefits at beginning of year	$270	$215	$144
Gross amount of increases in unrecognized tax benefits as a result of positions taken during a prior year	41	65	61
Gross amount of decreases in unrecognized tax benefits as a result of positions taken during a prior year	(21)	(12)	—
Gross amount of increases in unrecognized tax benefits as a result of positions taken during the current year	9	15	19
The amounts of decreases in unrecognized benefits relating to settlements with taxing authorities	(117)	(5)	(3)
Reduction in unrecognized tax benefits due to the lapse of applicable statute of limitation	(12)	(8)	(6)
Balance of unrecognized tax benefits at end of year	$170	$270	$215

As of December 31, 2025, 2024 and 2023, there were approximately $151 million, $270 million and $215 million, respectively, of unrecognized tax benefits recorded to Other liabilities. As of December 31, 2025, there were approximately $19 million recorded to Other current liabilities. There were no amounts recorded to Other current liabilities for 2024 and 2023. If these unrecognized tax benefits were recognized, all the benefits and related interest and penalties would be recorded as a benefit to income tax expense.
The Company decreased its liabilities for interest and penalties by approximately $26 million, net, for the year ended December 31, 2025. The Company increased its liabilities for interest and penalties by approximately $16 million, net, and increased its liabilities for interest and penalties by approximately $14 million, net, for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2025, 2024 and 2023, the Company had accrued approximately $33 million, $63 million and $49 million respectively, of interest and penalties classified as Other liabilities. As of December 31, 2025, the Company has accrued approximately $4 million of interest and penalties classified as other current liabilities.
As of December 31, 2025, the Company’s aggregate provision for unrecognized tax benefits, including interest and penalties, was approximately $208 million associated with various tax positions principally asserted in foreign jurisdictions.
The following table is a reconciliation of the Company’s tax payments and refunds for the year ended December 31, 2025:

December 31,
(DOLLARS IN MILLIONS)	2025
Federal	$27
State and local	10
Foreign	292
Total	$329
Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:

December 31,
(DOLLARS IN MILLIONS)	2025
Brazil	$18
China	27
France	33
Germany	20
Mexico	19
Netherlands	54
Total	$171
Other
During the year ended December 31, 2025, the Company recorded an income tax benefit associated with the legal entity realignment project of $360 million. The legal entity realignment project is a phased restructuring initiative involving certain of the Company’s U.S. and foreign legal entities. To determine the amount of the income tax benefit recorded, first management estimated the fair value of the relevant legal entities using the discounted cash flow method or the net asset value method and then analyzed the relevant tax laws and regulations in assessing the tax consequences of the steps within the realignment project, including obtaining opinions from third-party tax and legal advisors. Under the discounted cash flow method, management used a rate of return that reflects the relative risk of the projected future cash flows of each legal entity, as well as a terminal value. Estimates and assumptions include revenue growth rates, gross margins, adjusted operating EBIT margins, terminal growth rates, and discount rates.
Tax benefits credited to Shareholders’ equity were not material for the years ended December 31, 2025, 2024 and 2023 associated with stock option exercises and purchased restricted stock unit dividends.
The Company regularly repatriates earnings from non-U.S. subsidiaries. As the Company repatriates these funds to the U.S., there will be required income taxes payable in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of December 31, 2025, the Company had a deferred tax liability of approximately $155 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries.

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
The Company also has several other tax audits in process and has open tax years with various taxing jurisdictions that range primarily from 2011 to 2024.

NOTE 11.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following amounts:

(DOLLARS IN MILLIONS)	December 31,
	2025	2024
Land	$135	$137
Buildings and improvements	1,798	1,695
Machinery and equipment	3,761	3,471
Information technology	627	514
Construction in process	504	350
Total Property, plant and equipment	6,825	6,167
Accumulated depreciation	(2,796)	(2,428)
Total Property, plant and equipment, net	$4,029	$3,739
Depreciation
Depreciation expense was $394 million, $405 million and $462 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Capitalized Interest
Capitalized interest was approximately $12 million, $14 million and $17 million for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 12.     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill attributable to each reportable segment during the years ended December 31, 2024 and 2025 were as follows:

(DOLLARS IN MILLIONS)	Nourish	Taste	Food Ingredients	Scent	Health & Biosciences	Pharma Solutions	Total
Balance at December 31, 2023	$3,489	$—	$—	$1,490	$4,391	$1,265	$10,635
Transferred to assets held for sale(1)	(55)	—	—	—	—	(1,248)	(1,303)
Reduction from business divestitures(2)	(10)	—	—	—	—	—	(10)
Foreign Exchange	(104)	—	—	(25)	(96)	(17)	(242)
Other	(5)	—	—	—	—	—	(5)
Balance at December 31, 2024	3,315	—	—	1,465	4,295	—	9,075
Reallocation of goodwill in segment reorganization	(3,315)	2,176	1,153	—	(14)	—	—
Transferred to assets held for sale(1)	—	(6)	—	—	—	—	(6)
Reduction from business divestitures(2)	—	(8)	—	—	—	—	(8)
Impairment	—	—	(1,153)	—	—	—	(1,153)
Foreign exchange	—	134	—	43	184	—	361
Balance at December 31, 2025	$—	$2,296	$—	$1,508	$4,465	$—	$8,269
_______________________
(1)For 2025, related to the Tobacco Flavoring business. For 2024, related to the Pharma Solutions disposal group and the Nitrocellulose business. The Company recognized $64 million of impairment related to the Pharma Solutions disposal group classified as held for sale as of December 31, 2024. See Note 3 for additional information.
(2)For 2025, relates to the divestiture of the Rene Laurent business. For 2024, relates to the divestiture of the Flavors & Essences UK business. See Note 3 for additional information.
The goodwill balance at December 31, 2025 was net of accumulated goodwill impairment charges of $6.026 billion, which included $1.153 billion related to the Food Ingredients reporting unit, $2.623 billion related to the previous Nourish reporting unit, and $2.250 billion related to the Health & Biosciences reporting unit.
The goodwill balance at December 31, 2024 and December 31, 2023 was net of accumulated goodwill impairment charges of $4.873 billion, which included $2.623 billion related to the previous Nourish reporting unit and $2.250 billion related to the Health & Biosciences reporting unit.
For the interim and annual impairment assessments, the Company performed quantitative impairment assessments by comparing the fair value of the reporting units with their carrying amounts.
The Company assessed the fair value of the reporting units using an income approach for all impairment assessments performed. Under the income approach, the Company determined the fair value of the reporting units by using a discounted cash flow method at a rate of return that reflects the relative risk of the projected future cash flows of each reporting unit, as well as a terminal value. The Company used the most current actual and forecasted operating data available. Key estimates and assumptions used in these valuations include revenue growth rates, gross margins, adjusted operating EBITDA margins, forecasted capital expenditures, terminal growth rates and discount rates.
In performing the quantitative impairment assessment, the Company determined that the fair value of the reporting units exceeded their carrying values and determined that there was no impairment of goodwill in these reporting units as of November 30, 2025. Based on the quantitative impairment assessment performed, the Taste, Fragrance Compounds and Fragrance Ingredients reporting units had substantial headroom, as fair value exceeded carrying value by a wide margin, while the fair value of the Health & Biosciences reporting unit exceeded carrying value by 9%. While management believes that the assumptions used in the impairment assessment were reasonable, changes in key assumptions, including lower revenue growth, operating margin, terminal growth rates or increase in discount rates could result in a future impairment. Such impairment could have a material effect on our Consolidated Statements of Operations and Balance Sheets.
Effective January 1, 2025, the Nourish operating segment was reorganized into two new operating segments: Taste and Food Ingredients, which also represent reporting units. As a result of this change in management reporting, goodwill related to the Nourish reporting unit was allocated between the two new reporting units and interim quantitative goodwill impairment assessments were performed both prior to and subsequent to the change. As a result, the Company determined that the carrying amount of the Food Ingredients reporting unit exceeded its estimated fair value and recognized an impairment charge of $1.153 billion, which is reflected in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) during the year ended December 31, 2025.
During 2024, the Company determined that goodwill impairment triggering events occurred for its Pharma Solutions disposal group. The Company determined that the carrying value of the disposal group exceeded its fair value and recorded an impairment charge of $64 million in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2024.
During 2023, the Company determined that goodwill impairment triggering events occurred for its Nourish reporting unit. The Company determined that the carrying value of the Nourish reporting unit exceeded its fair value and recorded an impairment charge of $2.623 billion in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2023. The primary drivers of the impairment charge were a decrease in fair value due to declines in projections of the reporting unit, impacts of continued inflation and increases in interest rates.
Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	December 31,
(DOLLARS IN MILLIONS)	2025	2024
Asset Type
Customer relationships	$7,200	$7,004
Technological know-how	1,999	1,937
Trade names & patents	285	268
Other	24	25
Total carrying value	9,508	9,234
Accumulated Amortization
Customer relationships	(2,198)	(1,765)
Technological know-how	(1,087)	(875)
Trade names & patents	(159)	(128)
Other	(21)	(21)
Total accumulated amortization	(3,465)	(2,789)
Other intangible assets, net	$6,043	$6,445
Amortization
Amortization expense was $568 million for the year ended December 31, 2025, $610 million for the year ended December 31, 2024 and $680 million for the year ended December 31, 2023. Amortization expense for the next five years is expected to be as follows:

	December 31,
(DOLLARS IN MILLIONS)	2026	2027	2028	2029	2030
Estimated future intangible amortization expense	$582	$494	$481	$444	$440

NOTE 13.    OTHER CURRENT ASSETS AND LIABILITIES, AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following amounts:

	December 31,
(DOLLARS IN MILLIONS)	2025	2024
Value-added tax receivable	$131	$118
Prepaid income taxes	212	177
Packaging materials and supplies	119	123
Prepaid expenses	170	159
Earnout receivable	139	—
Other	106	109
Total	$877	$686
Other assets consisted of the following amounts:

	December 31,
(DOLLARS IN MILLIONS)	2025	2024
Finance lease right-of-use assets	$32	$27
Deferred income taxes	285	240
Overfunded pension plans	177	144
Cash surrender value of life insurance contracts	57	52
Equity method investments	15	10
Other(1)	459	434
Total	$1,025	$907
_______________________
(1)Primarily relates to long-term tax receivables due to an operating loss carryback, long-term uncertain tax benefits, receivables from certain government authorities which the Company has corresponding payables to DuPont in relation to the N&B merger in 2021, and land usage rights in China.
Other current liabilities consisted of the following amounts:

	December 31,
(DOLLARS IN MILLIONS)	2025	2024
Rebates and incentives payable	$103	$111
Value-added tax payable	30	24
Interest payable	27	42
Current pension and other postretirement benefit obligation	13	12
Accrued restructuring	36	3
Current operating lease obligation	92	82
Accrued income taxes	180	129
Accrued expenses payable	283	203
Other	155	196
Total	$919	$802

NOTE 14.    DEBT
Debt consisted of the following at December 31:

(DOLLARS IN MILLIONS)	Effective Interest Rate	2025	2024
2025 Notes(1)(2)	1.22%	—	1,000
2026 Euro Notes(1)	1.93%	940	827
2027 Notes(1)(2)	1.56%	804	1,209
2028 Notes(1)	4.57%	399	398
2030 Notes(1)(2)	2.21%	1,238	1,507
2040 Notes(1)(2)	3.04%	341	771
2047 Notes(1)(2)	4.44%	392	495
2048 Notes(1)(2)	5.12%	674	787
2050 Notes(1)(2)	3.21%	888	1,568
2026 Term Loan Facility(1)	4.88%	—	413
Revolving Credit Facility(3)		—	—
Commercial Paper(4)		314	—
Bank overdrafts and other		4	2
Total debt		$5,994	$8,977
Less: Short term borrowings		(1,254)	(1,413)
Total Long-term debt		$4,740	$7,564
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
Term Loan Facility and Senior Notes
Following the business combination (the “Merger”) of IFF and the nutrition and biosciences business (the “N&B Business”) of DuPont de Nemours, Inc (“DuPont”), the Company assumed the indebtedness incurred by N&B in the debt financings completed prior to the Merger. This indebtedness includes (i) a Term Loan Facility of $1.250 billion pursuant to the term loan credit agreement (the “N&B Term Loan Facility”) and (ii) a series of Senior Notes in the aggregate amount of $6.250 billion with maturities ranging from 2 to 30 years as further described below.
N&B Term Loan Facility
The N&B Term Loan Facility was funded on February 1, 2021, and provided for a senior unsecured term loan credit facility in an aggregate principal amount of $1.250 billion, comprised of a $625 million three-year tranche (“2024 Term Loan Facility”) and a $625 million five-year tranche (“2026 Term Loan Facility”). Interest for each tranche equaled, at the Company’s option, a per annum rate equal to either (x) an adjusted LIBOR rate plus an applicable margin varying from 0.750% to 2.000% for the three-year tranche and from 1.125% to 2.375% for the five-year tranche or (y) a base rate plus an applicable margin varying from zero to 1.000% for the three-year tranche and from 0.125% to 1.375% for the five-year tranche, in each case depending on the class of IFF’s non-credit-enhanced, senior unsecured long-term debt credit rating.

The 2024 Term Loan Facility and 2026 Term Loan Facility were subject to customary affirmative and negative covenants and events of default after the closing of the Merger. On and after the closing of the Merger transaction, the 2024 Term Loan Facility and 2026 Term Loan Facility were also subject to financial covenant maintenance requirements.
During 2023, the Company made voluntary debt repayments of $355 million related to the 2024 Term Loan Facility. During 2024, the Company made a $270 million debt repayment at maturity related to the 2024 Term Loan Facility. The Company also made quarterly debt repayments totaling approximately $63 million related to the 2026 Term Loan Facility in accordance with the terms of the debt agreement, and voluntary repayments of $150 million related to the 2026 Term Loan Facility. During 2025, the Company made debt repayments totaling approximately $413 million on the remaining balance of the 2026 Term Loan Facility. This was done using a portion of the cash proceeds from the divestiture of the Pharma Solutions disposal group in accordance with the terms of the Term Loan Facility agreement.
N&B Senior Notes
On September 16, 2020, N&B issued $6.250 billion in aggregate principal amount of senior unsecured notes consisting of: (i) $300 million senior unsecured notes which matured on September 15, 2022 (the “2022 Notes”); (ii) $1.000 billion senior unsecured notes which matured on October 1, 2025 (the “2025 Notes”), bearing interest at a rate of 1.230% per year, payable semi-annually on April 1 and October 1 of each year, beginning April 1, 2021; (iii) $1.200 billion senior unsecured notes maturing on October 15, 2027 (the “2027 Notes”), bearing interest at a rate of 1.832% per year, payable semi-annually on April 15 and October 15 of each year, beginning April 15, 2021; (iv) $1.500 billion senior unsecured notes maturing on November 1, 2030 (the “2030 Notes”), bearing interest at a rate of 2.300% per year, payable semi-annually on May 1 and November 1 of each year, beginning May 1, 2021; (v) $750 million senior unsecured notes maturing on November 15, 2040 (the “2040 Notes”), bearing interest at a rate of 3.268% per year, payable semi-annually on May 15 and November 15 of each year, beginning May 15, 2021, and; (vi) $1.500 billion senior unsecured notes maturing on December 1, 2050 (the “2050 Notes”), bearing interest at a rate of 3.468% per year, payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2021.
Interest on each series of notes began accruing from September 16, 2020 payable semi-annually in arrears as described above. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.
The 2025, 2027, 2030, 2040, and 2050 Notes outstanding as of May 20, 2025 were subject to the tender offers as described above.
On September 30, 2025, the Company made a $500 million debt repayment related to the 2025 Notes, which was primarily funded from commercial paper issuances.
Revolving Credit Facility
The Revolving Credit Facility is available for general corporate purposes of each borrower and its subsidiaries. The obligations under the Revolving Credit Facility are unsecured and the Company has guaranteed the obligations of each other borrower under the Revolving Credit Facility. The Company pays a commitment fee on the aggregate unused commitments; such fee is not material. The Revolving Credit Facility contains various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum permitted ratio of Net Debt to Consolidated EBITDA. In connection with the initial issuance of the Revolving Credit Facility, the Company incurred $1 million of debt issuance costs.
On June 25, 2025, the Company, with its lenders, entered into the Fourth Amended and Restated Credit Agreement (“Revolving Credit Agreement”), which amended and restated the most recent Amendment No. 4 to the Third Amended and Restated Credit Agreement dated September 19, 2023. This amendment and restatement, among other things, extended the termination date to June 25, 2030. The Revolving Credit Agreement states that from the effective date through September 30, 2025, our net debt to credit adjusted EBITDA ratio shall not exceed 4.00x, and shall not exceed 3.75x thereafter, with a temporary step-up to 4.25x permitted for three fiscal quarters following an acquisition exceeding $500 million in paid consideration. As of December 31, 2025, the Company was in compliance with all financial and other covenants.
As of December 31, 2025, total capacity under the Revolving Credit Facility was $2.000 billion, with no outstanding borrowings. The Revolving Credit Facility matures on June 25, 2030 and, at the option of the Company, may be increased to $2.500 billion subject to certain conditions.
During 2025, the Company had no drawdowns or repayments under the Revolving Credit Facility. During 2024, the Company had drawdowns of $250 million and repayments of $250 million under the Revolving Credit Facility. During 2023, the Company had drawdowns of $800 million and repayments of $900 million under the Revolving Credit Facility.
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
2024 Euro Notes
On March 14, 2016, the Company issued €500 million aggregate principal amount of senior unsecured notes that matured on March 14, 2024 (“2024 Euro Notes”). The 2024 Euro Notes bore interest at a rate of 1.75% per year, paid annually on March 14 of each year, beginning March 14, 2017. Total proceeds from the issuance of the 2024 Euro Notes, net of underwriting discounts and offering costs, were €496 million. In connection with the debt issuance, the Company entered into pre-issuance hedging transactions that were settled upon issuance of the debt and resulted in a loss of approximately $3 million. The discount, deferred financing costs and pre-issuance hedge loss were amortized as interest expense over the eight year term of the debt.
As discussed in Note 16, the 2024 Euro Notes were designated as a hedge of the Company’s net investment in certain subsidiaries.
For the year ended December 31, 2024, the Company made a €500 million (approximately $547 million) debt repayment at maturity related to the 2024 Euro Notes.
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
The 2047 Notes outstanding as of May 20, 2025 were subject to the tender offers as described above.
Commercial Paper
As of December 31, 2025, the amount of commercial paper outstanding was $314 million with a weighted average interest rate of 4.21% and a weighted average maturity of 35 days. As of December 31, 2024, there was no commercial paper outstanding.
During 2025, the Company had gross issuances of $5.146 billion and repayments of $4.832 billion under the commercial paper program. The commercial paper issued had original maturities of less than 90 days. During 2024, the Company had gross issuances of $4.083 billion and repayments of $4.083 billion under the commercial paper program.
The Commercial Paper Program is backed by the borrowing capacity available under the Revolving Credit Facility. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact our interest expense.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of December 31, 2025, the Company has a total capacity of approximately $1.733 billion of lines of credit with various institutions, of which $1.731 billion is available as of December 31, 2025.

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
The 2027 Notes, 2030 Notes, 2040 Notes and 2050 Notes (collectively, the “N&B Senior Notes”) were assumed as a result of the N&B Merger and share the same redemption provisions. Upon 15 days’ notice to holders of the N&B Senior Notes, the Company may redeem the N&B Senior Notes at any time at the greater of 100% or the discounted present value of the remaining scheduled payments of principal and interest from the redemption date to the maturity date at the Treasury Rate (as defined in the applicable agreements) plus (i) 25 basis points in the case of the 2027 Notes, (ii) 25 basis points in the case of the 2030 Notes, (iii) 30 basis points in the case of the 2040 Notes and (iv) 30 basis points in the case of the 2050 Notes. The redemption dates of each of the N&B Senior Notes are provided in the table below:

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
Outstanding Borrowings
The following table shows the contractual maturities of the Company’s long-term debt as of December 31, 2025.

	Payments Due by Period
(DOLLARS IN MILLIONS)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Total Outstanding Borrowings(1)	$5,637	$940	$1,200	$1,233	$2,264
_______________________
(1)The difference between the payments due by period and the carrying value of debt is due to purchase accounting adjustments, debt issuance costs, and deferred financing fees.

NOTE 15.    LEASES
The Company has leases for corporate offices, manufacturing facilities, research and development facilities and certain transportation and office equipment, the majority of which are operating leases. The Company’s leases have remaining lease terms of up to 50 years, some of which include options to extend the leases for up to 15 years.

The components of lease expense were as follows:

	December 31,
(DOLLARS IN MILLIONS)	2025	2024	2023
Operating leases
Operating lease cost	$123	$126	$137
Variable lease cost	68	58	56
Total operating lease cost	$191	$184	$193
Finance leases
Finance lease cost	$14	$12	$10
Supplemental cash flow information related to leases was as follows:

	December 31,
(DOLLARS IN MILLIONS)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$131	$122	$122
Operating cash flows for finance leases	2	1	1
Financing cash flows for finance leases	12	10	8
Right-of-use assets obtained in exchange for lease obligations
Operating leases	77	69	49
Finance leases	20	16	22
Supplemental balance sheet information related to leases was as follows:

	December 31,
(DOLLARS IN MILLIONS)	2025	2024
Operating Leases
Operating lease right-of-use assets	$579	$589

Current operating lease obligations(2)	92	82
Operating lease liabilities	533	550
Total operating lease liabilities	$625	$632
Finance Leases
Finance lease right-of-use assets(1)	$32	$27

Current finance lease obligations(2)	12	10
Finance lease liabilities(3)	20	18
Total finance lease liabilities	$32	$28
_______________________
(1)Presented in Other assets on the Consolidated Balance Sheets.
(2)Presented in Other current liabilities on the Consolidated Balance Sheets.
(3)Presented in Other liabilities on the Consolidated Balance Sheets.
Weighted average remaining lease term and discount rate were as follows:

	December 31,
	2025	2024
Weighted average remaining lease term in years
Operating leases	9.3	9.7
Finance leases	4.4	3.1
Weighted average discount rate
Operating leases	4.07%	4.39%
Finance leases	4.70%	4.63%

Maturities of lease liabilities as of December 31, 2025 were as follows:

(DOLLARS IN MILLIONS)	Operating Leases	Finance Leases	Total
2026	$117	$14	$131
2027	102	10	112
2028	88	5	93
2029	76	2	78
2030	70	1	71
Thereafter	322	4	326
Total undiscounted liabilities	775	36	811
Less: Imputed interest	(150)	(4)	(154)
Total lease liabilities	$625	$32	$657

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
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company also considers counterparty credit risk in its assessment of fair value. The Company determines the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the Secured Overnight Financing Rate (“Term SOFR”) swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. Instruments classified as Level 3 include the earnout receivable as discussed in Note 3, as well as instruments held in pension asset trusts as discussed in Note 8. These valuations take into consideration the Company’s credit risk and its counterparties’ credit risk.

The carrying value and the estimated fair values of financial instruments at December 31 consisted of the following:

	2025		2024
(DOLLARS IN MILLIONS)	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 1
Cash and cash equivalents(1)	$590	$590	$469	$469
LEVEL 2
Bank overdrafts and other(2)	4	4	2	2
Derivatives
Derivative assets(3)	18	18	9	9
Derivative liabilities(3)	242	242	129	129
Long-term debt:
2025 Notes(4)	—	—	1,000	972
2026 Euro Notes(4)	940	935	827	813
2027 Notes(4)	804	768	1,209	1,102
2028 Notes(4)	399	403	398	391
2030 Notes(4)	1,238	1,113	1,507	1,274
2040 Notes(4)	341	255	771	536
2047 Notes(4)	392	322	495	392
2048 Notes(4)	674	607	787	686
2050 Notes(4)	888	585	1,568	985
2026 Term Loan Facility(5)	—	—	413	413
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
Cross Currency Swaps
The Company has seventeen EUR/USD cross currency swaps, with a notional value of $1.900 billion that mature through November 2030. The swaps all qualified as net investment hedges in order to mitigate a portion of the Company’s net European investments from foreign currency risk. As of December 31, 2025, the seventeen swaps were in a net liability position with an aggregate fair value of $237 million which were classified as Other liabilities on the Consolidated Balance Sheets. Changes in fair value related to cross currency swaps are recorded in OCI.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of December 31, 2025 and December 31, 2024:

	December 31,
(DOLLARS IN MILLIONS)	2025	2024
Foreign currency forward contracts(1)	$(1,840)	$(1,512)
Commodity contracts(1)	11	7
Cross currency swaps	1,900	1,400
______________________
(1)Foreign currency forward contracts and commodity contracts are presented net of contracts bought and sold.
The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy) as reflected in the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024:

	December 31, 2025
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency forward contracts	$—	$17	$17
Cross currency swaps	1	—	1
Total derivative assets	$1	$17	$18
Derivative liabilities(2)
Foreign currency forward contracts	$—	$3	$3
Cross currency swaps	238	—	238
Commodity contracts	1	—	1
Total derivative liabilities	$239	$3	$242

	December 31, 2024
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency forward contracts	$—	$8	$8
Commodity contracts	1	—	1
Total derivative assets	$1	$8	$9
Derivative liabilities(2)
Foreign currency forward contracts	$—	$39	$39
Cross currency swaps	90	—	90
Total derivative liabilities	$90	$39	$129
_______________________
(1)Derivative assets are recorded to Prepaid expenses and other current assets on the Consolidated Balance Sheets.
(2)Derivative liabilities are recorded to Other current liabilities and Other liabilities on the Consolidated Balance Sheets.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2025, 2024, and 2023:

(DOLLARS IN MILLIONS)	Amount of Gain or (Loss) Recognized in Income on Derivative Settlements December 31,			Amount of Gain (Loss) Recognized in Income on Changes in Fair Value December 31,			Location of Gain (Loss) Recognized in Income on Derivative
	2025	2024	2023	2025	2024	2023
Foreign currency forward contracts(1)	$105	$(102)	$(16)	$46	$(68)	$37	Other expense, net
Commodity contracts	—	(1)	2	1	—	—	Cost of sales
Total	$105	$(103)	$(14)	$47	$(68)	$37
_______________________
(1)The foreign currency forward contract net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.
The following table shows the effect of the Company’s derivative and non-derivative instruments designated as cash flow and net investment hedging instruments, net of tax, in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2025, 2024, and 2023:

	Amount of Gain (Loss) Recognized in OCI on Derivative and Non-Derivative (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	For the years ended December 31,
(DOLLARS IN MILLIONS)	2025	2024	2023
Derivatives in Cash Flow Hedging Relationships:
Foreign currency forward contracts	$—	$(7)	$—	N/A
Commodity contracts	(2)	3	—	Cost of sales
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	$(112)	$55	$(67)	N/A
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	—	3	(16)	N/A
2026 Euro Notes	(85)	42	(26)	N/A
Total	$(199)	$96	$(109)

	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	For the year ended December 31,
(DOLLARS IN MILLIONS)	2025	2024	2023
Derivatives in Cash Flow Hedging Relationships:
Interest rate swaps(1)	$(1)	$—	$—
Commodity contracts	1	(1)	—
Total	$—	$(1)	$—
_______________________
(1)     Interest rate swaps were entered into as pre-issuance hedges for the Company’s bond offerings.
The ineffective portion of the above noted net investment hedges was approximately $15 million for each of the three years ended December 31, 2025, 2024, and 2023, and was recorded as a reduction to interest expense on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
At December 31, 2025, based on current market rates, the Company does not expect any derivative losses (net of tax), included in AOCI, to be reclassified into earnings within the next 12 months.
Subsequent Event
On February 18, 2026, the Company entered into agreements with various banks to expand its cross currency swap capacity by $500 million, bringing the total notional value of swaps to $2.4 billion. The swaps mature in February 2033 and February 2036 and qualify as net investment hedges in order to mitigate a portion of the Company’s net European investments from foreign currency risk.

NOTE 17.    SHAREHOLDERS’ EQUITY
Dividends
Cash dividends declared per share were $1.60, $1.60 and $3.24 for the years ended December 31, 2025, 2024 and 2023, respectively. The Consolidated Balance Sheets reflect $102 million of dividends payable at December 31, 2025. This amount relates to a cash dividend of $0.40 per share declared in December 2025 and paid in January 2026. Dividends declared, but not paid as of December 31, 2024 and December 31, 2023 were $102 million ($0.40 per share) and $207 million ($0.81 per share), respectively.
Share Repurchase Program
On August 5, 2025, the Company announced that its Board of Directors has authorized a new share repurchase program with a total value of $500 million. The program began on October 1, 2025 and does not have a specified term or termination date. Under the program, the Company is authorized to repurchase shares of common stock in privately negotiated transactions, and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, and in block trades, or a combination of the foregoing. The Board will review the share repurchase program periodically and may authorize adjustment of its term and size. The Company plans to fund repurchases from available cash and cash provided by operating activities.
During 2025, the Company repurchased approximately 584,000 shares of common stock at a cost of approximately $38 million.

NOTE 18.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of January 1, 2025	$(2,426)	$(2)	$(99)	$(2,527)
OCI before reclassifications	1,105	(2)	(8)	1,095
Reclassifications due to business divestitures	48	—	(50)	(2)
Amounts reclassified from AOCI	—	—	4	4
Net current period other comprehensive income (loss)	1,153	(2)	(54)	1,097
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2025	$(1,273)	$(4)	$(153)	$(1,430)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of January 1, 2024	$(1,652)	$1	$(245)	$(1,896)
OCI before reclassifications	(778)	(4)	53	(729)
Reclassifications due to business divestitures	4	—	—	4
Amounts reclassified from AOCI	—	1	93	94
Net current period other comprehensive income (loss)	(774)	(3)	146	(631)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2024	$(2,426)	$(2)	$(99)	$(2,527)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of January 1, 2023	$(2,066)	$1	$(133)	$(2,198)
OCI before reclassifications	367	—	(100)	267
Reclassifications due to business divestitures	47	—	(1)	46
Amounts reclassified from AOCI	—	—	(11)	(11)
Net current period other comprehensive income (loss)	414	—	(112)	302
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2023	$(1,652)	$1	$(245)	$(1,896)
The following table provides details about reclassifications out of Accumulated other comprehensive loss including business divestitures to the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss):

	Year Ended December 31,
(DOLLARS IN MILLIONS)	2025	2024	2023	Affected Line Item in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
Gains (losses) on pension and postretirement liability adjustments
Prior service cost	$2	$2	$6	(1)
Actuarial gains (losses)	(7)	(142)	8	(1)
Business divestitures	50	—	—	(2)
Tax	1	47	(3)	Provision for income taxes
Total	$46	$(93)	$11	Total, net of income taxes
_______________________
(1)The amortization of prior service cost and actuarial loss is included in the computation of net periodic benefit cost. See Note 8 for additional information regarding net periodic benefit cost.

(2)The pension and postretirement liability adjustments related to business divestitures is included in the computation of Losses (Gains) on business disposals. See Note 3 for additional information regarding the pension adjustments recognized for the divestitures of the Pharma Solutions disposal group and Nitrocellulose business.

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
The following table sets forth the details of the Company’s redeemable non-controlling interests:

(DOLLARS IN MILLIONS)	Redeemable Non-controlling Interests
Balance at December 31, 2022	$59
Impact of foreign exchange translation	(8)
Redemption value adjustment for the current period	(2)
Dividends paid	(13)
Exercises of redeemable non-controlling interests	(25)
Disposal of redeemable non-controlling interests(1)	(11)
Balance at December 31, 2023	$—
Balance at December 31, 2024	$—
Balance at December 31, 2025	$—
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
A significant portion of our sales comes from a relatively small number of large multinational customers. In 2025, our 25 largest customers, a majority of which were multinational consumer products companies, collectively accounted for approximately 32% of our sales. Multinational customers have been facing their own competitive challenges, such as pressures by new smaller companies and specialty players that cater to or are more adept at adjusting to the latest consumer trends, including towards natural products and clean labels, changes in the retail landscape (including e-commerce and consolidation), and increased competition from private labels, which have resulted and may continue to result in decreased demand for our products. Multinational and increasingly middle market customers also rely on “core lists” of suppliers, requiring more favorable terms for inclusion, such as rebates, which could adversely affect our margins. If we fail to secure or maintain such “core list” status, our sales and margins could be adversely affected. Beyond large multinational customers, our customer base continues to be diverse. Based on fiscal year 2025 sales, we had approximately 20,000 customers. Approximately 69% of sales were from small and mid-sized companies. The Company had no customer that accounted for more than 10% of its consolidated net sales for the years ended 2025, 2024 and 2023. Given the large number of customers, including multinational customers, who are spread across many industries and geographic regions, there are limited concentrations of credit risk with respect to trade receivables.

NOTE 21.    COMMITMENTS AND CONTINGENCIES
Guarantees and Letters of Credit
The Company has various bank guarantees, letters of credit and surety bonds which are used to support its ongoing business operations, satisfy governmental requirements associated with pending litigation in various jurisdictions and the payment of customs duties.
As of December 31, 2025, the Company had a total capacity of approximately $209 million of bank guarantees, commercial guarantees, standby letters of credit and surety bonds with various financial institutions. Included in the above aggregate amount was a total of approximately $11 million for other assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011. There was a total of approximately $50 million outstanding under the bank guarantees, standby letters of credit and commercial guarantees as of December 31, 2025.

In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $7 million as of December 31, 2025.
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
Litigation Matters
A motion to approve a securities class action was filed in the Tel Aviv District Court, Israel, in August 2019, alleging, among other things, false and misleading statements largely in connection with IFF’s acquisition of Frutarom and improper payments made by Frutarom businesses operating principally in Russia and Ukraine to representatives of customers. The motion (“Oman”) (following an initial amendment) asserted claims under the Israeli Securities Act-1968 against IFF, its former Chairman and CEO, and its former CFO, and against Frutarom and certain former Frutarom officers and directors, as well as claims under the Israeli Companies Act-1999 against certain former Frutarom officers and directors. On July 14, 2022, the court approved the parties’ motion to mediate the dispute, which postponed all case deadlines until after the mediation. The parties held mediation meetings on September 13, 2022, November 22, 2022, March 1, 2023, November 2023, March 3, 2024 and April 1, 2024. In November 2024, the court granted extensions to the parties’ joint filings of the responses to the Oman motion and for the evidential hearings, for the parties to exhaust the mediation proceeding. In the second quarter of 2025, the parties finalized a settlement agreement and submitted it to the court for approval. The settlement, approved by the court in November 2025, resolves all claims against Frutarom and its former officers and directors, and was made to avoid the cost, distraction and uncertainty of prolonged litigation. The settlement agreement states the settlement payment, fees and expenses totaling 24 million New Israel Shekel (approximately $7 million) will be paid by the respondents’ insurers.
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
On March 11, 2020, an IFF shareholder filed a motion to approve a class action in Israel against, among others, Frutarom, Yehudai, and Frutarom’s former board of directors, alleging that former minority shareholders of Frutarom were harmed as a result of the US $20 million bonus paid to Yehudai. The court held an evidentiary hearing on the motion to approve a class action in March 2024. In September 2025, the court issued a decision granting the motion to certify a class action. In December 2025, Frutarom submitted its motion for rehearing of that decision.

Since March 2023, various putative class action lawsuits have been filed against IFF, Firmenich International SA, Givaudan SA, and Symrise AG and/or certain affiliates thereof in the Quebec Superior Court, the Federal Court of Canada, Ontario Superior Court, the Supreme Court of British Columbia and, in several cases, the United States District Court for the District of New Jersey. These actions allege violations of the Canadian Competition Act and the Sherman Act, as applicable, and other related claims, and seek damages and other relief. IFF announced on October 17, 2025, that it entered into a settlement agreement which will be a full settlement of the multiple civil class actions brought by direct purchasers of fragrance products in the United States. On November 17, 2025, the Court granted the motion for preliminary approval of this settlement and IFF then contributed $26 million to a settlement fund to resolve all class claims related to this direct purchaser class. The parties expect to resolve the class actions brought by indirect purchasers and end-user plaintiffs in the United States in the near future. During the twelve months ended December 31, 2025, the Company recognized a total provision of $43 million within “Selling and Administrative Expenses” in connection with the U.S. class action lawsuits, based on estimated potential settlement amount inclusive of the $26 million noted above related to settlement with direct purchasers. This provision does not include any potential liabilities that may arise from other civil proceedings not encompassed by the U.S. class action lawsuits. On January 27, 2026, an additional class action complaint was filed in the District of New Jersey on behalf of a class of purchasers in the United States of consumer goods containing fragrance products that were purchased outside the United States. IFF may face additional civil suits, in the United States, Canada, United Kingdom, European Union or in other countries, relating to such alleged conduct. At this time, IFF is unable to predict the potential outcome of these lawsuits or any potential effect they may have on the Company’s results of operations, liquidity or financial condition. The resolution of any of these items could have a material adverse effect on IFF’s results of operation, financial condition, and overall business.
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
On March 7, 2023, the European Commission (“EC”) and the United Kingdom Competition and Markets Authority (“CMA”) carried out unannounced inspections of certain of IFF’s facilities. IFF understands the EC, CMA and the Swiss Competition Commission are investigating potential anticompetitive conduct as it relates to IFF's fragrance businesses. On the same day, IFF was served with a grand jury subpoena by the Antitrust Division of the U.S. Department of Justice (“DOJ”). The Mexican Competition Commission has also announced that it is investigating potential anticompetitive conduct in the fragrance and fragrance ingredients industries. On February 5, 2026, IFF received a letter from DOJ confirming the closing of its investigation (such decision is independent of the other related civil or regulatory matters). The Company has applied for leniency in a number of jurisdictions. Leniency, if obtained in a jurisdiction, would generally carry significant benefits by, for example, reducing or eliminating monetary liability in that jurisdiction. Since March 7, 2023, other investigations have been underway or threatened in other jurisdictions related to claimed anti-competitive conduct. While these investigations are confidential, the Company is cooperating and/or seeking leniency in those jurisdictions, as well. IFF has been and intends to continue actively cooperating with these investigations, as well as any other present or future inquiries from governmental authorities. During the first three months of 2024, IFF recognized a provision of €16 million (approximately $18 million) in connection with a settlement with the EC, which was paid during the third quarter of 2024. This settlement pertains to a charge related to the deletion of messages relevant to the investigation by a former Scent employee. This settlement does not conclude the ongoing antitrust investigation. IFF is currently unable, however, to predict or determine the duration or outcome of the investigations, or whether the outcome of the investigations will materially impact the Company’s results of operations, liquidity or financial condition. However, an adverse judgment or other outcome or settlement with respect to any proceedings discussed above could result in significant fines or payments by IFF. The resolution of any of these items could have a material adverse effect on IFF’s results of operations, financial condition, and overall business.

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
Other Commitments
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

NOTE 22. REVISION OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
As discussed in Note 1, in preparing the Consolidated Financial Statements as of and for the three and nine months ended September 30, 2025 and for the year ended December 31, 2025, Management identified certain income tax-related errors. As a result of these errors, Management has revised the financial information for each of the periods ended March 31, 2024, June 30, 2024, September 30, 2024, December 31, 2024, June 30, 2025, and September 30, 2025. There is no impact to our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the quarterly period ended March 31, 2025 or the quarterly period ended September 30, 2025. The Company has reflected the revisions for the periods ended September 30, 2024 in a previous Quarterly Report filed on Form 10-Q. The Company will revise its Consolidated Financial Statements for the three and six months ended June 30, 2025 and for the nine months ended September 30, 2025 to correct the errors when the financial statements for these periods are presented as comparative periods to the second and third quarter 2026 interim financial statements to be filed on Form 10-Q.
The following tables reflect the impact of the revision on the Company’s results of operations.

Impacts to Interim Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

	Nine Months Ended September 30, 2025
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	As Previously Reported	Adjustments	As Revised
Net sales	$8,301	$—	$8,301
Gross profit	3,048	—	3,048
Income (loss) before income taxes	(434)	—	(434)
(Benefit) for income taxes	(44)	(13)	(57)
Net income (loss)	(390)	13	(377)
Net income (loss) attributable to IFF shareholders	(392)	13	(379)
Net income (loss) per share – basic	$(1.53)	$0.05	$(1.48)
Net income (loss) per share – diluted	$(1.53)	$0.05	$(1.48)
Comprehensive income (loss)	674	13	687
Comprehensive income (loss) attributable to IFF shareholders	$672	$13	$685

	Six Months Ended June 30, 2025(1)			Three Months Ended June 30, 2025(1)
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Net sales	$5,607	$—	$5,607	$2,764	$—	$2,764
Gross profit	2,065	—	2,065	1,030	—	1,030
Loss on business disposals	81	30	111	81	30	111
Income (loss) before income taxes	(460)	(30)	(490)	534	(30)	504
(Benefit) for income taxes	(55)	(17)	(72)	(78)	(17)	(95)
Net income (loss)	(405)	(13)	(418)	612	(13)	599
Net income (loss) attributable to IFF shareholders	(406)	(13)	(419)	612	(13)	599
Net income (loss) per share – basic	$(1.59)	$(0.05)	$(1.64)	$2.39	$(0.05)	$2.34
Net income (loss) per share – diluted	$(1.59)	$(0.05)	$(1.64)	$2.38	$(0.05)	$2.33
Comprehensive income (loss)	707	(13)	694	1,320	(13)	1,307
Comprehensive income (loss) attributable to IFF shareholders	$706	$(13)	$693	$1,320	$(13)	$1,307
______________________
(1)The previous revision to the Interim Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2025 as reported within our Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2025, has been updated to reflect an additional correction of a $13 million reduction to tax expense on business disposals which has been reflected in (Benefit) for income taxes.

	Three Months Ended December 31, 2024			Nine Months Ended September 30, 2024
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Net sales	$2,771	$—	$2,771	$8,713	$—	$8,713
Gross profit	980	—	980	3,144	—	3,144
Loss on assets classified as held for sale	33	—	33	314	(30)	284
Income (loss) before income taxes	(115)	—	(115)	393	30	423
Provision (benefit) for income taxes	(69)	14	(55)	100	(4)	96
Net income (loss)	(46)	(14)	(60)	293	34	327
Net income (loss) attributable to IFF shareholders	(46)	(14)	(60)	289	34	323
Net income (loss) per share – basic	$(0.18)	$(0.05)	$(0.23)	$1.13	$0.14	$1.27
Net income (loss) per share – diluted	$(0.18)	$(0.05)	$(0.23)	$1.13	$0.14	$1.27
Comprehensive income (loss)	(813)	(14)	(827)	429	34	463
Comprehensive income (loss) attributable to IFF shareholders	$(813)	$(14)	$(827)	$425	$34	$459

	Three Months Ended September 30, 2024			Six Months Ended June 30, 2024
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Net sales	$2,925	$—	$2,925	$5,788	$—	$5,788
Gross profit	1,052	—	1,052	2,092	—	2,092
Loss on assets classified as held for sale	32	—	32	282	(30)	252
Income (loss) before income taxes	95	—	95	298	30	328
Provision (benefit) for income taxes	35	1	36	65	(5)	60
Net income (loss)	60	(1)	59	233	35	268
Net income (loss) attributable to IFF shareholders	59	(1)	58	230	35	265
Net income (loss) per share – basic	$0.23	$—	$0.23	$0.90	$0.14	$1.04
Net income (loss) per share – diluted	$0.23	$—	$0.23	$0.90	$0.14	$1.04
Comprehensive income (loss)	615	(1)	614	(186)	35	(151)
Comprehensive income (loss) attributable to IFF shareholders	$614	$(1)	$613	$(189)	$35	$(154)

	Three Months Ended June 30, 2024			Three Months Ended March 31, 2024
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Net sales	$2,889	$—	$2,889	$2,899	$—	$2,899
Gross profit	1,068	—	1,068	1,024	—	1,024
Loss on assets classified as held for sale	282	(30)	252	—	—	—
Income (loss) before income taxes	183	30	213	115	—	115
Provision (benefit) for income taxes	11	6	17	54	(11)	43
Net income (loss)	172	24	196	61	11	72
Net income (loss) attributable to IFF shareholders	170	24	194	60	11	71
Net income (loss) per share – basic	$0.67	$0.09	$0.76	$0.23	$0.05	$0.28
Net income (loss) per share – diluted	$0.66	$0.10	$0.76	$0.23	$0.05	$0.28
Comprehensive income (loss)	48	24	72	(234)	11	(223)
Comprehensive income (loss) attributable to IFF shareholders	$46	$24	$70	$(235)	$11	$(224)
Impacts to Interim Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2025			Six Months Ended June 30, 2025(1)
(DOLLARS IN MILLIONS)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Net (loss) Income	$(390)	$13	$(377)	$(405)	$(13)	$(418)
Adjustments to reconcile to net cash provided by operating activities:
Deferred income taxes	(213)	(13)	(226)	(163)	(14)	(177)
Loss on business disposals	111	—	111	81	30	111
Changes in assets and liabilities, net of acquisitions:
Other assets/liabilities, net	(77)	—	(77)	26	(3)	23
Net cash provided by operating activities	$532	$—	$532	$368	$—	$368
______________________
(1)The previous revision to the Interim Consolidated Statement of Cash Flows for the six months ended June 30, 2025 as reported within our Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2025, has been updated to reflect an additional correction of a $13 million reduction to tax expense on business disposals which has been reflected in Net (loss) Income and Deferred income taxes.

	Nine Months Ended September 30, 2024
(DOLLARS IN MILLIONS)	As Previously Reported	Adjustments	As Revised
Net (loss) Income	$293	$34	$327
Adjustments to reconcile to net cash provided by operating activities:
Deferred Income taxes	(128)	(15)	(143)
Loss on assets classified as held for sale	314	(30)	284
Changes in assets and liabilities, net of acquisitions:
Other assets/liabilities, net	(102)	(10)	(112)
Net cash provided by operating activities	$702	$(21)	$681
Cash received on foreign currency forward contracts	—	21	21
Net cash provided by investing activities	$586	$21	$607

(a)(3) EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated May 7, 2018, by and among the Registrant, Frutarom Industries Ltd. and Icon Newco Ltd., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2018.

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated August 25, 2018, by and among the Registrant, Frutarom Industries Ltd. and Icon Newco Ltd. incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 27, 2018.

2.3
Agreement and Plan of Merger, dated December 15, 2019, by and among DuPont de Nemours Inc., Nutrition & Biosciences, Inc., the Registrant and Neptune Merger Sub I Inc., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 18, 2019.

2.4
Separation and Distribution Agreement, dated as of December 15, 2019, by and among DuPont de Nemours Inc., Nutrition & Biosciences, Inc. and the Registrant, incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on December 18, 2019.

2.4(i)
Amendment No. 1 to the Separation and Distribution Agreement, dated January 22, 2021, by and among DuPont de Nemours, Inc., Nutrition & Biosciences, Inc., the Registrant and Neptune Merger Sub II LLC, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2021.

2.4(ii)
Amendment No. 2 to the Separation and Distribution Agreement, dated February 1, 2021, by and among DuPont de Nemours, Inc., Nutrition & Biosciences, Inc., the Registrant and Neptune Merger Sub II LLC, incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on February 3, 2021.

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 10(g) to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2002.
3.2	By-Laws of International Flavors & Fragrances Inc., effective as of November 1, 2023, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 7, 2023.
3.3
Amended and Restated By-Laws of International Flavors & Fragrances Inc., effective as of October 29, 2025, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 4, 2025.

4.1
Indenture, dated as of March 2, 2016, by and between the Registrant and U.S. Bank National Association, as Trustee (including the form of Debt Security), incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-209889) filed on March 2, 2016.

4.1(i)
Second Supplemental Indenture, dated as of May 18, 2017, by and between the Registrant and U.S. Bank National Association, as Trustee (including the form of Notes), incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 8-K filed on May 18, 2017.

4.1(ii)
Fourth Supplemental Indenture, dated as of September 25, 2018, by and between the Registrant and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 25, 2018.

4.1(iii)
Fifth Supplemental Indenture, dated as of September 26, 2018, by and between the Registrant and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 26, 2018.

4.2	Form of Global Note for the 2026 Notes, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 25, 2018.
4.3	Form of Global Note for the 2028 Notes, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 26, 2018.
4.4	Form of Global Notes for the 2048 Notes, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 26, 2018.
4.5
Indenture, dated as of September 16, 2020, by and between the N&B and U.S. Bank National Association, as Trustee (including the form of Notes), incorporated by reference to Exhibit 99.16 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-238072) filed on October 5, 2020.

4.5(i)
First Supplemental Indenture, dated as of February 1, 2021, by and among Nutrition & Biosciences, Inc., the Registrant and U.S. Bank National Association, as Trustee. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 4, 2021.

4.5(ii)
Second Supplemental Indenture, dated as of March 4, 2021, by and among Nutrition & Biosciences, Inc., the Registrant and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on March 4, 2021.

4.6	Description of Securities, incorporated by reference to Exhibit 4.17 to the Registrant's Annual Report on Form 10-K filed on March 3, 2020.

Exhibit Number	Description
*10.1	Supplemental Retirement Plan, incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2008.
*10.2	2021 Stock Award and Incentive Plan, incorporated by reference to Annex 1 to the Registrant’s Proxy Statement filed with the Commission on March 23, 2021.
*10.3
Form of Restricted Stock Units Agreement – Non-Employee Director under the 2021 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, filed on February 28, 2022.

*10.4
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

*10.7	2015 Stock Award and Incentive Plan, as amended and restated February 7, 2017, incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2017.
*10.8
Form of Annual Incentive Plan Award Agreement under the 2015 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015.

*10.9
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

*10.13
Amended and Restated Executive Severance Policy, as amended through and including November 1, 2017, incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2018 (the “Executive Severance Policy”).

*10.14	Amendment to the Executive Severance Policy dated November 3, 2020, incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on February 22, 2021.
*10.15
Amended and Restated Executive Severance Policy, as amended and restated on February 1, 2023 (the “Executive Severance Policy”), incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2023.

*10.16	Form of Director/Officer Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2008.
*10.17	Form of Executive Death Benefit Program - Plan Agreement, incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2012.
*10.18	Deferred Compensation Plan (the “2023 Deferred Compensation Plan”), incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on November 29, 2022.
10.19	Fourth Amended and Restated Credit Agreement, dated as of June 25, 2025, by and among the Registrant, as borrower, the lenders signatory thereto, and Citibank, N.A., as administrative agent.
10.20
Employee Matters Agreement, dated as of December 15, 2019, by and among the Registrant, DuPont de Nemours Inc., and Nutrition & Biosciences, Inc, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 18, 2019.

10.20(i)
Amendment to the Employee Matters Agreement, dated January 22, 2021, by and among the Registrant, DuPont de Nemours, Inc. and Nutrition & Biosciences, Inc., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2021.

Exhibit Number	Description
10.21
Cooperation Agreement, dated as of February 1, 2023, by and between the Registrant, and Icahn Group, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2023.

10.22
Tax Matters Agreement, dated as of February 1, 2021, by and among DuPont de Nemours, Inc., Nutrition & Biosciences, Inc. and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2021.

10.23
Intellectual Property Cross-License Agreement, dated as of February 1, 2021, by and between Nutrition & Biosciences, Inc. and DuPont de Nemours, Inc., incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 4, 2021.

*10.24
Letter Agreement, effective January 11, 2024, by and between the Registrant and J. Erik Fyrwald, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 11, 2024.

*10.25	International Flavors & Fragrances Inc. Executive Severance Policy.
19	International Flavors & Fragrances Inc. Insider Trading Policy.
21	List of Subsidiaries of International Flavors & Fragrances Inc.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of J. Erik Fyrwald pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Michael DeVeau pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of J. Erik Fyrwald and Michael DeVeau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
97	International Flavors & Fragrances Inc. Policy for the Recovery of Erroneously Awarded Compensation
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
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
Dated: February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. Erik Fyrwald	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2026
J. Erik Fyrwald

/s/ Michael DeVeau	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 27, 2026
Michael DeVeau

/s/ Marc Birenkrant	Controller & Chief Accounting Officer (Principal Accounting Officer)	February 27, 2026
Marc Birenkrant

/s/ Kevin O’Byrne	Chair of the Board, Director	February 27, 2026
Kevin O'Byrne

/s/ Kathryn J. Boor	Director	February 27, 2026
Kathryn J. Boor

/s/ Mark J. Costa	Director	February 27, 2026
Mark J. Costa

/s/ Virginia C. Drosos	Director	February 27, 2026
Virginia C. Drosos

/s/ John F. Ferraro	Director	February 27, 2026
John F. Ferraro

/s/ Paul J. Fribourg	Director	February 27, 2026
Paul J. Fribourg

/s/ Brett Icahn	Director	February 27, 2026
Brett Icahn

/s/ Cynthia T. Jamison	Director	February 27, 2026
Cynthia T. Jamison

/s/ Mehmood Khan	Director	February 27, 2026
Mehmood Khan

/s/ Jesus B. Mantas	Director	February 27, 2026
Jesus B. Mantas

/s/ Richard Mulligan	Director	February 27, 2026
Richard Mulligan

/s/ Dawn C. Willoughby	Director	February 27, 2026
Dawn C. Willoughby

INTERNATIONAL FLAVORS & FRAGRANCES INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(IN MILLIONS)

	For the Year Ended December 31, 2025
	Balance at beginning of period	Additions (deductions) charged to costs and expenses	Acquisitions	Translation adjustments	Other	Balance at end of period
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	$376	$57	$—	$21	$—	$454

	For the Year Ended December 31, 2024
	Balance at beginning of period	Additions charged to costs and expenses	Acquisitions	Translation adjustments	Other	Balance at end of period
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	$324	$72	$—	$(20)	$—	$376

	For the Year Ended December 31, 2023
	Balance at beginning of period	Additions charged to costs and expenses	Acquisitions	Translation adjustments	Other	Balance at end of period
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	$262	$76	$—	$(23)	$9	$324
_______________________

S-1