Form 10-Q
period 2026-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2026-05-05
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No  ☑
Number of shares of common stock outstanding as of April 28, 2026: 255,303,473

INTERNATIONAL FLAVORS & FRAGRANCES INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2026	2025
Net sales	$2,741	$2,843
Cost of sales	1,723	1,808
Gross profit	1,018	1,035
Research and development expenses	166	164
Selling and administrative expenses	427	461
Amortization of acquisition-related intangibles	146	143
Impairment of goodwill	—	1,153
Restructuring and other charges	6	17
Operating profit (loss)	273	(903)
Interest expense	44	71
Losses on business disposals	7	—
Other expense, net	13	20
Income (loss) before taxes	209	(994)
Provision for income taxes	39	23
Net income (loss)	170	(1,017)
Net income attributable to non-controlling interests	1	1
Net income (loss) attributable to IFF shareholders	$169	$(1,018)

Net income (loss) per share - basic and diluted	$0.66	$(3.98)
Average number of shares outstanding - basic	256	256
Average number of shares outstanding - diluted	257	256

Statements of Comprehensive Income (Loss)
Net income (loss)	$170	$(1,017)
Other comprehensive (loss) income, after tax:
Foreign currency translation adjustments	(90)	404
Gains (losses) on derivatives qualifying as hedges	4	(1)
Pension and postretirement liability adjustment	5	1
Other comprehensive (loss) income	(81)	404
Comprehensive income (loss)	89	(613)
Comprehensive income attributable to non-controlling interests	1	1
Comprehensive income (loss) attributable to IFF shareholders	$88	$(614)

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$562	$590
Trade receivables (net of allowances of $26 and $27, respectively)	1,830	1,731
Inventories	2,250	2,245
Assets held for sale	—	151
Prepaid expenses and other current assets	795	877
Total Current Assets	5,437	5,594
Property, plant and equipment, net	3,997	4,029
Goodwill	8,220	8,269
Other intangible assets, net	5,867	6,043
Operating lease right-of-use assets	572	579
Other assets	1,051	1,025
Total Assets	$25,144	$25,539
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt and current portion of long-term debt	$1,078	$1,254
Accounts payable	1,371	1,287
Accrued payroll and bonus	213	327
Dividends payable	102	102
Liabilities held for sale	—	44
Other current liabilities	881	919
Total Current Liabilities	3,645	3,933
Other Liabilities:
Long-term debt	4,739	4,740
Retirement liabilities	182	186
Deferred income taxes	1,353	1,379
Operating lease liabilities	524	533
Other liabilities	548	582
Total Other Liabilities	7,346	7,420
Commitments and Contingencies (Note 17)
Shareholders’ Equity:
Common stock $0.125 par value; 500.0 shares authorized; 275.7 shares issued as of March 31, 2026 and December 31, 2025; and 255.2 and 255.7 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	35	35
Capital in excess of par value	19,932	19,918
Accumulated deficit	(3,350)	(3,417)
Accumulated other comprehensive loss	(1,511)	(1,430)
Treasury stock, at cost (20.5 and 20.0 shares as of March 31, 2026 and December 31, 2025, respectively)	(986)	(952)
Total Shareholders’ Equity	14,120	14,154
Non-controlling interests	33	32
Total Shareholders’ Equity including Non-controlling interests	14,153	14,186
Total Liabilities and Shareholders’ Equity	$25,144	$25,539
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2025	275.7	$35	$19,917	$(2,605)	$(2,527)	(20.0)	$(944)	$35	$13,911
Net loss				(1,018)				1	(1,017)
Other comprehensive income (loss)					404				404
Cash dividends declared(1)				(102)					(102)
Deferred compensation, stock options, and SSARs			—			—	1		1
Vested restricted stock units and awards			(4)			—	1		(3)
Stock-based compensation			19						19
Balance at March 31, 2025	275.7	$35	$19,932	$(3,725)	$(2,123)	(20.0)	$(942)	$36	$13,213

(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	Common stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2026	275.7	$35	$19,918	$(3,417)	$(1,430)	(20.0)	$(952)	$32	$14,186
Net income				169				1	170
Other comprehensive income (loss)					(81)				(81)
Cash dividends declared(1)				(102)					(102)
Deferred compensation, stock options, and SSARs			(1)			—	1		—
Treasury share repurchases						(0.5)	(35)		(35)
Vested restricted stock units and awards			(1)			—	—		(1)
Stock-based compensation			16						16
Balance at March 31, 2026	275.7	$35	$19,932	$(3,350)	$(1,511)	(20.5)	$(986)	$33	$14,153
_______________________
(1)Cash dividends declared per common share were $0.40 for each of the three months ended March 31, 2026 and 2025.

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2026	2025
Cash flows from operating activities:
Net income (loss)	$170	$(1,017)
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	246	236
Deferred income taxes	(15)	(61)
Losses on business disposals	7	—
Stock-based compensation	16	19
Pension contributions	(5)	(5)
Impairment of goodwill	—	1,153
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(107)	(116)
Inventories	(33)	(92)
Accounts payable	176	154
Accruals for incentive compensation	(140)	(246)
Other assets/liabilities, net	(58)	102
Net cash provided by operating activities	257	127
Cash flows from investing activities:
Additions to property, plant and equipment	(165)	(179)
Net proceeds received from business disposals	198	—
Cash (paid) received on foreign currency forward contracts	(10)	22
Net cash provided by (used in) investing activities	23	(157)
Cash flows from financing activities:
Cash dividends paid to shareholders	(102)	(102)
Net (repayments) borrowings of commercial paper (maturities less than three months)	(160)	292
Principal payments of debt	—	(16)
Purchases of treasury stock	(35)	—
Other, net	(4)	(5)
Net cash (used in) provided by financing activities	(301)	169
Effect of exchange rate changes on cash and cash equivalents	(7)	40
Net change in cash and cash equivalents	(28)	179
Cash and cash equivalents at beginning of year	590	471
Cash and cash equivalents at end of period	$562	$650
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$28	$37
Income taxes paid, net	111	86
Accrued capital expenditures	97	58
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
International Flavors & Fragrances Inc. and its subsidiaries (the “Registrant,” “IFF,” the “Company,” “we,” “us” and “our”) is a leading creator and manufacturer of products for application in food, beverage, health & biosciences, scent (and pharmaceuticals, until the sale of our Pharma Solutions disposal group in May 2025), as well as complementary adjacent products, including natural health ingredients, all of which are used in a wide variety of consumer and end-use products. Our products are sold principally to manufacturers of dairy, meat, beverages, snacks, savory, sweet, baked goods, grain processors and other foods, personal care products, soaps and detergents, cleaning products, perfumes, dietary supplements, food protection, infant, elderly and animal nutrition, functional food, bio-fuel, pharmaceutical and oral care products. As a result, we hold global leadership positions in the Food & Beverage, Home & Personal Care and Health & Wellness markets, and across key Tastes, Textures, Scents, Nutrition, Enzymes, Cultures, Soy Proteins, and Probiotics categories, among others.
Basis of Presentation
The accompanying interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the related notes included in our 2025 Annual Report on Form 10-K (“2025 Form 10-K”), filed on February 27, 2026 with the Securities and Exchange Commission (“SEC”).
The interim Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and with the rules and regulations for reporting on Form 10-Q, and are unaudited. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP in the United States of America have been condensed or omitted, if not materially different from the 2025 Form 10-K. The year-end balance sheet data included in this Form 10-Q was derived from the audited financial statements. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim Consolidated Financial Statements, have been made.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. The Company uses estimates to assess expected credit losses on its financial assets, sales discounts, rebates and allowances, the recoverability of inventory, the realization of deferred tax assets, annual effective tax rate, the recoverability of long-lived assets, useful lives and impairment of tangible and intangible assets including goodwill, restructuring reserves, pension and postretirement benefit costs, fair value of equity compensation, and the amount of exposure from potential loss contingencies, among others. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the Combined Financial Statements in the period they are determined to be necessary. Inputs into the Company’s judgments and estimates take into account the ongoing global current events and macroeconomic environment on the Company’s critical and significant accounting estimates. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents reported in the Company’s balance sheet as of March 31, 2026, December 31, 2025, March 31, 2025 and December 31, 2024 were as follows:

(DOLLARS IN MILLIONS)	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
Current assets
Cash and cash equivalents	$562	$590	$613	$469
Cash and cash equivalents included in Assets held for sale	—	—	37	2
Cash and cash equivalents	$562	$590	$650	$471

The Company had no restricted cash as of March 31, 2026 and December 31, 2025.
Accounts Receivable
The Company has various factoring agreements globally under which it can factor up to approximately $533 million of its trade receivables (“Company’s own factoring agreements”). In addition, the Company utilizes factoring agreements sponsored by certain customers. Under all of the arrangements, the Company sells the trade receivables on a non-recourse basis to unrelated financial institutions and accounts for the transactions as sales of receivables. The applicable receivables are removed from the Company’s Consolidated Balance Sheets when the cash proceeds are received by the Company.
The Company sold a total of approximately $516 million and $413 million of receivables under the Company’s own factoring agreements and customer sponsored factoring agreements for the three months ended March 31, 2026 and 2025, respectively. The cost of participating in these programs was approximately $6 million for each of the three months ended March 31, 2026 and 2025. These costs are included as a component of interest expense. Although the Company’s own factoring agreements are non-recourse to the Company, the Company has continued responsibility to collect receivables on behalf of the sponsoring banks. Under these agreements, the Company sold approximately $402 million and $196 million of receivables for the three months ended March 31, 2026 and 2025, respectively. The outstanding principal amounts of receivables under the Company’s own factoring agreements amounted to approximately $394 million and $361 million as of March 31, 2026 and December 31, 2025, respectively. The proceeds from the sales of receivables are included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows.
Expected Credit Losses
As of March 31, 2026, the Company reported $1.830 billion of trade receivables, net of allowances of $26 million. Based on the aging analysis as of March 31, 2026, less than 1% of the Company’s accounts receivable were past due by over 365 days based on the payment terms of the invoice.
The following is a roll-forward of the Company’s allowances for bad debts for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2026	2025
Balance at January 1	$27	$26
Allowances for bad debt expense	1	1
Write-offs	(2)	—
Foreign exchange	—	1
Balance at March 31	$26	$28
Inventories
Inventories are stated at the lower of cost (on a weighted-average basis) or net realizable value. The Company’s inventories consisted of the following:

(DOLLARS IN MILLIONS)	March 31, 2026	December 31, 2025
Raw materials	$737	$731
Work in process	462	454
Finished goods	1,051	1,060
Total	$2,250	$2,245
Recent Accounting Pronouncements
In December 2025, the FASB issued ASU 2025-12 “Codification Improvements” to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company does not expect this guidance to have a significant impact on its Consolidated Financial Statements and related disclosures.
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
In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832)”. The update provides recognition, measurement, presentation, and disclosure requirements for government grants, including guidance for grants related to an asset and grants related to income. The amendments introduce two permitted approaches for asset-related grants: a deferred income approach or a cost accumulation approach. The guidance is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its Consolidated Financial Statements and related disclosures.
In November 2025, the FASB issued ASU 2025-09 to amend the guidance in “Derivatives and Hedging” (Topic 815). The update provides targeted improvements intended to enhance the application of hedge accounting, including expanded eligibility of forecasted transactions, additional flexibility in measuring hedge effectiveness, and clarifications related to hedging non-financial items. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its Consolidated Financial Statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal use Software (Subtopic 350-40): Targeted improvements to the Accounting for Internal-use Software”. The ASU was issued to modernize the accounting for internal-use software by eliminating the accounting consideration of software project development stages and clarifying the threshold applied to begin capitalizing costs. This guidance is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. Public business entities are permitted to adopt the ASU prospectively or retrospectively. The Company is currently evaluating the impact of this guidance on its Consolidated Financial Statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. This guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company has adopted the ASU prospectively and has determined that there is no material impact of this guidance on its Consolidated Financial Statements and related disclosures.
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

NOTE 2. NET INCOME (LOSS) PER SHARE
A reconciliation of the shares used in the computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended March 31,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2026	2025
Net Income (Loss)
Net income (loss) available to IFF shareholders	$169	$(1,018)
Shares
Weighted average common shares outstanding (basic)	256	256
Adjustment for assumed dilution:
Stock options and restricted stock awards	1	—
Weighted average shares assuming dilution (diluted)	257	256

Net Income (Loss) per Share
Net income (loss) per share - basic and diluted	$0.66	$(3.98)
The Company declared a quarterly dividend to its shareholders of $0.40 for each of the three months ended March 31, 2026 and 2025.
For the three months ended March 31, 2026 and 2025, there were approximately 0.3 million share equivalents that had an anti-dilutive effect and therefore were excluded from the computation of diluted net income per share in the period.
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
During the first quarter of 2026, the Company repurchased approximately 481,000 shares of common stock at a cost of approximately $35 million.

NOTE 3. BUSINESS DIVESTITURES AND ASSETS AND LIABILITIES HELD FOR SALE
Divestiture of Soy Crush, Concentrates & Lecithin Business
On August 5, 2025, the Company announced it had entered into a definitive agreement to divest its Soy Crush, Concentrates, and Lecithin business (the “SCL disposal group”), which was included in the Food Ingredients segment. This sale aligned with IFF’s strategy to strengthen its portfolio and supports the ongoing evaluation of strategic alternatives for the Food Ingredients segment.
The Company completed the divestiture on March 2, 2026, and received cash proceeds of approximately $105 million and recognized a pre-tax loss of approximately $7 million, presented in Losses on business disposals on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three months ended March 31, 2026. This is in addition to the life-to-date loss on assets classified as held for sale of $115 million recognized through December 31, 2025.
The sale consideration is subject to certain post-closing adjustments in accordance with the transaction agreement.
The income tax benefit recognized was approximately $1 million for the three months ended March 31, 2026. This is in addition to approximately $27 million of income tax benefit that was recognized for the year ended December 31, 2025 for a total income tax benefit of $28 million.

(DOLLARS IN MILLIONS)
Cash proceeds from the buyer	$105
Direct costs to sell	(2)
Fair value of sale consideration	$103

The carrying value of net assets associated with the SCL disposal group as of the disposal date was approximately $110 million. The major classes of assets and liabilities sold consisted of the following:

(DOLLARS IN MILLIONS)	March 2, 2026
Assets
Trade receivables, net	$22
Inventories	48
Property, plant and equipment, net	99
Other intangible assets, net	89
Operating lease right-of-use assets	7
Other assets	9
Less: Loss recognized on assets held-for-sale	(115)
Total assets	159
Liabilities
Accounts payable	$41
Other liabilities	8
Total liabilities	49
Carrying value of net assets	$110
Carrying Amount of Assets and Liabilities Held for Sale
The Company’s Consolidated Balance Sheet as of December 31, 2025 included the carrying amounts of the assets and liabilities of the SCL disposal group as held for sale.
There were no assets or liabilities held for sale as of March 31, 2026.

(DOLLARS IN MILLIONS)	December 31, 2025
Assets
Trade receivables, net	$25
Inventories	37
Property, plant and equipment, net	98
Other intangible assets, net	89
Operating lease right-of-use assets	7
Other assets	10
Less: Loss recognized on assets held-for-sale	(115)
Total assets held-for-sale	$151
Liabilities
Accounts payable	$34
Other liabilities	10
Total liabilities held-for-sale	$44

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
IFF Productivity Program
In 2024, the Company commenced a productivity enhancement program aimed at improving productivity and optimizing its organizational footprint to align with business needs. This program will involve a series of actions, including ceasing operations in select manufacturing plants, consolidating leased and owned real estate space, and reducing employee headcount. The Company aims to substantially complete this productivity program by December 31, 2026.

The estimated total cost of the program initiatives ranges from $110 million to $130 million. The anticipated cash charges include employee-related costs such as severance, contract terminations costs, and dismantling costs. Additionally, non-cash charges related to assets, such as fixed asset write downs, are expected.
Since the inception of the program, the Company has recognized $85 million in severance costs and $14 million in fixed asset write-downs and site closure expenses. During the first quarter of 2026, the Company incurred approximately $6 million in severance costs in connection with the IFF Productivity program, including $1 million of non-cash stock compensation acceleration expense. During the first quarter of 2025, the Company incurred approximately $17 million in severance costs.
Changes in Restructuring Liabilities
Changes in restructuring liabilities during the three months ended March 31, 2026 were as follows:

(DOLLARS IN MILLIONS)	Balance at January 1, 2026	Additional Charges (Reversals), Net	Non-Cash Charges	Cash Payments	Balance at March 31, 2026
IFF Productivity Program
Severance	$36	$6	$(1)	$(18)	$23
Total Restructuring and other charges	$36	$6	$(1)	$(18)	$23
Restructuring liabilities are presented in “Other current liabilities” on the Consolidated Balance Sheets.
Charges by Segment
The following table summarizes the total amount of costs incurred in connection with the restructuring programs and activities by segment:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2026	2025
Taste	$2	$2
Food Ingredients	2	3
Health & Biosciences	2	3
Scent	—	9
Total Restructuring and other charges	$6	$17

NOTE 5.    STOCK COMPENSATION PLANS
The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include Restricted Stock Units (“RSUs”), Stock-Settled Appreciation Rights (“SSARs”) and Stock Options, and Performance Stock Units (“PSUs”). Liability-based awards outstanding under the plans are cash-settled RSUs.
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2026	2025
Equity-based awards	$16	$19
Less: Tax benefit	(3)	(4)
Total stock-based compensation expense, after tax	$13	$15
As of March 31, 2026, there was approximately $58 million of total unrecognized compensation cost related to non-vested awards granted under the equity incentive plans.

NOTE 6. SEGMENT INFORMATION
The Company’s reportable segments are: Taste, Food Ingredients, Health & Biosciences, and Scent. Prior to the sale of the Pharma Solutions disposal group in the second quarter of 2025, Pharma Solutions was also a reportable segment.
The Company’s CODM evaluates the performance of these reportable segments based on its Adjusted Operating EBITDA, which is defined as Income (loss) before taxes, depreciation and amortization expense, interest expense, restructuring and other charges and certain items that are not related to recurring operations.

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
Reportable segment information was as follows:

	Three Months Ended March 31, 2026
	Taste	Food Ingredients	Health & Biosciences	Scent	Total
Net sales	$656	$839	$595	$651	$2,741
Cost of sales	(375)	(646)	(327)	(375)
Research & development expenses	(43)	(14)	(55)	(54)
Selling & administrative expenses	(101)	(99)	(92)	(92)
Depreciation expense add-back (a)	16	34	32	18
Adjusted Operating EBITDA	$153	$114	$153	$148	$568

Reconciliation of Adjusted Operating EBITDA:
Total Adjusted Operating EBITDA	$568
Depreciation & Amortization	(246)
Interest Expense	(44)
Other Expense, net (b)	(13)
Restructuring and Other Charges (c)	(6)
Losses on Business Disposals (e)	(7)
Divestiture Costs (f)	(24)
Strategic Initiative Costs (g)	(9)
Regulatory Costs (h)	(10)
Income Before Taxes	$209

	Three Months Ended March 31, 2025
	Taste	Food Ingredients	Health & Biosciences	Scent	Pharma Solutions	Total
Net sales	$627	$796	$540	$614	$266	$2,843
Cost of sales	(377)	(609)	(298)	(344)	(180)
Research & development expenses	(40)	(12)	(52)	(55)	(5)
Selling & administrative expenses	(94)	(92)	(81)	(86)	(32)
Depreciation expense add-back (a)	15	28	29	15	5
Adjusted Operating EBITDA	$131	$111	$138	$144	$54	$578

Reconciliation of Adjusted Operating EBITDA:
Total Adjusted Operating EBITDA	$578
Depreciation & Amortization	(236)
Interest Expense	(71)
Other Expense, net (b)	(20)
Restructuring and Other Charges (c)	(17)
Impairment of Goodwill (d)	(1,153)
Divestiture Costs (f)	(51)
Strategic Initiatives Costs (g)	(8)
Regulatory Costs (h)	(11)
Other (i)	(5)
Loss Before Taxes	$(994)
_______________________

(a)	There is depreciation recorded within cost of sales, research & development expenses, and selling & administrative expenses, which is then added back to calculate segment Adjusted Operating EBITDA. This reflects how the CODM reviews Segment results.
(b)	Please refer to Note 8 for additional information.
(c)	Represents costs related to severance as part of the IFF Productivity Program.
(d)	For 2025, represents the impairment of goodwill related to the Food Ingredients reporting unit.
(e)	For 2026, primarily represents losses recognized as part of the divestiture of the Soy, Concentrates and Lecithin disposal group.
(f)	For 2026 and 2025, primarily represents costs related to the Company’s completed and anticipated divestitures. These costs primarily consisted of external consulting fees, professional and legal fees and salaries of individuals who are fully dedicated to such efforts.
(g)	Represents costs related to the Company’s strategic assessment and business portfolio optimization efforts and reorganizing the Global Business Services (GBS) Centers. In 2026, the GBS reorganization has been expanded to include additional functions such as customer service, supply chain and logistics in addition to human resources, accounting and finance, as well as additional efforts to automate processes and expand the use of artificial intelligence (AI) for these functions. These costs primarily consisted of external consulting fees and salaries of individuals who are fully dedicated to such efforts. Costs to develop software and AI are only included to the extent that they do not qualify for capitalization.
(h)	Represents costs primarily related to legal fees incurred and provisions recognized for the ongoing investigations of the fragrance businesses.
(i)	For 2025, represents the net impact of costs related to severance, including accelerated stock compensation expense, for certain executives who have separated from the Company, in addition to consulting costs related to the Company’s implementation of a phased restructuring initiative aimed at optimizing its legal entity framework.

Segment capital expenditures consisted as follows:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2026	2025
Taste	$24	$27
Food Ingredients	50	60
Health & Biosciences	55	40
Scent	36	24
Pharma Solutions	—	28
Consolidated	$165	$179
Net sales, which are attributed to individual regions based upon the destination of product delivery, were as follows:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2026	2025
Europe, Africa and Middle East	$949	$952
Greater Asia	656	670
North America	788	868
Latin America	348	353
Consolidated	$2,741	$2,843

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2026	2025
Net sales related to the U.S.	$741	$801
Net sales attributed to all foreign countries	2,000	2,042
No country other than the U.S. had net sales greater than 10% of total consolidated net sales for each of the three months ended March 31, 2026 and 2025.

NOTE 7. EMPLOYEE BENEFITS
Pension and other defined contribution retirement plan expenses included the following components:

(DOLLARS IN MILLIONS)	U.S. Plans
	Three Months Ended March 31,
	2026	2025
Interest cost on projected benefit obligation(1)	$—	$1
Net periodic benefit cost	$—	$1

(DOLLARS IN MILLIONS)	Non-U.S. Plans
	Three Months Ended March 31,
	2026	2025
Service cost for benefits earned(2)	$5	$5
Interest cost on projected benefit obligation(1)	9	9
Expected return on plan assets(1)	(15)	(11)
Net amortization and deferrals(1)	2	1
Net periodic benefit cost	$1	$4
_______________________
(1)Included as a component of Other expense, net.
(2)Included as a component of Operating profit (loss).
The Company expects to contribute a total of $5 million to its U.S. pension plans and a total of $17 million to its non-U.S. pension plans during 2026. During the three months ended March 31, 2026, $4 million of contributions were made to the non-U.S. pension plans and $1 million of contributions were made with respect to the Company’s non-qualified U.S. pension plans.

Expense recognized for post-retirement benefits other than pensions included the following components:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2026	2025
Interest cost on projected benefit obligation	$1	$1
Net amortization and deferrals	—	(1)
Total postretirement benefit expense	$1	$—
The Company expects to make $4 million of payments related to its postretirement benefits other than pension plans during 2026. In the three months ended March 31, 2026, $2 million of benefit payments were made.

NOTE 8. OTHER EXPENSE, NET
Other expense, net consisted of the following:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2026	2025
Foreign exchange losses	$(16)	$(24)
Interest income	3	4
Pension-related benefit	2	1
Other	(2)	(1)
Other expense, net	$(13)	$(20)

NOTE 9. INCOME TAXES
The effective tax rate for the three months ended March 31, 2026 was 18.7%, which was primarily driven by favorable legislative changes impacting U.S. foreign inclusions, the mix of earnings, as well as tax costs associated with repatriation activities.
The effective tax rate for the three months ended March 31, 2025 was (2.3)%, which was primarily due to a goodwill impairment charge that was mostly non-taxable, as well as the mix of earnings.

NOTE 10. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of the following amounts:

(DOLLARS IN MILLIONS)	March 31, 2026	December 31, 2025
Asset Type
Land	$134	$135
Buildings and improvements	1,812	1,798
Machinery and equipment	3,835	3,761
Information technology	645	627
Construction in process	437	504
Total Property, plant and equipment	6,863	6,825
Accumulated depreciation	(2,866)	(2,796)
Total Property, plant and equipment, net	$3,997	$4,029
Depreciation expense was $100 million and $93 million for the three months ended March 31, 2026 and 2025, respectively.
Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time straight-line amortization of the capitalized interest begins over the estimated useful lives of the related assets. Capitalized interest was approximately $4 million and $3 million for each of the three months ended March 31, 2026 and 2025, respectively.

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill attributable to each reportable segment for the three months ended March 31, 2026 were as follows:

(DOLLARS IN MILLIONS)	Taste	Health & Biosciences	Scent	Total
Balance at January 1, 2026	$2,296	$4,465	$1,508	$8,269
Foreign exchange	(20)	(22)	(7)	(49)
Balance at March 31, 2026	$2,276	$4,443	$1,501	$8,220
As of January 1, 2025, there is no remaining goodwill attributable to the Food Ingredients reporting unit.
Goodwill Impairment Test
Effective January 1, 2025, the Company reorganized its Nourish segment into two new reportable segments: Taste and Food Ingredients, to align with changes in the Company’s internal management reporting structure. As a result of this change, goodwill previously allocated to the Nourish reporting unit was reallocated between the new Taste and Food Ingredients reporting units. In accordance with ASC 350, the Company performed a quantitative goodwill impairment test on the former Nourish reporting unit immediately prior to the change, and separately tested goodwill for the new Taste and Food Ingredients reporting units following the reorganization. Based on the results of the impairment testing, the Company determined that the carrying amount of the Food Ingredients reporting unit exceeded its estimated fair value, and accordingly recognized a goodwill impairment charge of $1.153 billion. This charge is reflected in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three months ended March 31, 2025.
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
Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	March 31,	December 31,
(DOLLARS IN MILLIONS)	2026	2025
Asset Type
Customer relationships	$7,162	$7,200
Technological know-how	1,988	1,999
Trade names & patents	283	285
Other	24	24
Total carrying value	9,457	9,508
Accumulated Amortization
Customer relationships	(2,275)	(2,198)
Technological know-how	(1,129)	(1,087)
Trade names & patents	(165)	(159)
Other	(21)	(21)
Total accumulated amortization	(3,590)	(3,465)
Other intangible assets, net	$5,867	$6,043
Amortization
Amortization expense was $146 million and $143 million for the three months ended March 31, 2026 and 2025, respectively.

Amortization expense for the next five years, based on valuations and determinations of useful lives, is expected to be as follows:

(DOLLARS IN MILLIONS)	Remainder of 2026	2027	2028	2029	2030
Estimated future intangible amortization expense	$434	$492	$478	$441	$437

NOTE 12.    OTHER CURRENT ASSETS AND LIABILITIES, AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	March 31, 2026	December 31, 2025
Value-added tax receivable	$133	$131
Prepaid income taxes	222	212
Packaging materials and supplies	120	119
Prepaid expenses	154	170
Earnout and other post-closing adjustments receivable(1)	46	139
Other	120	106
Total	$795	$877
_______________________
(1)During the three months ended March 31, 2026, in connection with the divestiture of the Pharma Solutions disposal group, the Company collected net proceeds of $93 million related to an earnout based on 2024 results offset by an immaterial payment related to post closing adjustments.
Other assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	March 31, 2026	December 31, 2025
Deferred income taxes	$298	$285
Overfunded pension plans	180	177
Cash surrender value of life insurance contracts	56	57
Finance lease right-of-use assets	32	32
Equity method investments	15	15
Long-term income tax receivables(1)	218	215
Other(2)	252	244
Total	$1,051	$1,025
_______________________
(1)Primarily relates to long-term tax receivables due to an operating loss carryback and long-term uncertain tax benefits.
(2)Primarily relates to land usage rights in China, long-term value-added tax receivables, and receivables from certain government authorities which the Company has corresponding payables to DuPont in relation to the N&B merger in 2021.
Other current liabilities consisted of the following amounts:

(DOLLARS IN MILLIONS)	March 31, 2026	December 31, 2025
Rebates and incentives payable	$88	$103
Value-added tax payable	39	30
Interest payable	41	27
Current pension and other postretirement benefit obligation	14	13
Accrued restructuring	23	36
Current operating lease obligation	94	92
Accrued income taxes	153	180
Accrued expenses payable	261	283
Other	168	155
Total	$881	$919

NOTE 13.    DEBT
Debt consisted of the following:

(DOLLARS IN MILLIONS)	Effective Interest Rate	March 31, 2026	December 31, 2025
2026 Euro Notes(1)	1.93%	$925	$940
2027 Notes(1)	1.56%	803	804
2028 Notes(1)	4.57%	399	399
2030 Notes(1)	2.21%	1,238	1,238
2040 Notes(1)	3.04%	341	341
2047 Notes(1)	4.44%	392	392
2048 Notes(1)	5.12%	674	674
2050 Notes(1)	3.21%	888	888
Revolving Credit Facility(2)		—	—
Commercial paper(3)		154	314
Bank overdrafts and other		3	4
Total debt		5,817	5,994
Less: Short-term borrowings		(1,078)	(1,254)
Total Long-term debt		$4,739	$4,740
_______________________
(1)Amount is net of unamortized discount and debt issuance costs.
(2)Borrowings under the Revolving Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused borrowings.
(3)The effective interest rate of commercial paper issuances fluctuates as short-term interest rates and demand fluctuate, and deferred debt issuance costs are immaterial. Refer to “Commercial Paper” below.
Commercial Paper
As of March 31, 2026, the amount of commercial paper outstanding was $154 million with a weighted average interest rate of 4.33% and a weighted average maturity of 24 days. As of December 31, 2025, the amount of commercial paper outstanding was $314 million with a weighted average interest rate of 4.21% and a weighted average maturity of 35 days.
For the three months ended March 31, 2026, the Company had gross issuances of $1.348 billion and repayments of $1.508 billion under the commercial paper program. For the three months ended March 31, 2025, the Company had gross issuances of $2.125 billion and repayments of $1.833 billion under the commercial paper program. The commercial paper issued during each of the three months ended March 31, 2026 and 2025 had original maturities of less than three months.
The commercial paper program is backed by the borrowing capacity available under the Revolving Credit Facility. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact the Company’s interest expense.
Revolving Credit Facility
For the three months ended March 31, 2026 and 2025, the Company had no drawdowns or repayments under the Revolving Credit Facility.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of March 31, 2026, the Company had a total capacity of approximately $1.702 billion of lines of credit with various financial institutions, of which $1.700 billion is available as of March 31, 2026.
Repayments of Long-term Debt
During the three months ended March 31, 2025, the Company made a quarterly debt repayment of $16 million related to the 2026 Term Loan Facility.

NOTE 14.   LEASES
The Company has leases for corporate offices, manufacturing facilities, research and development facilities and certain transportation and office equipment. The Company’s leases have remaining lease terms of up to 50 years, some of which include options to extend the leases for up to 15 years.
The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
(DOLLARS IN MILLIONS)	March 31, 2026	March 31, 2025
Operating leases
Operating lease cost	$31	$26
Variable lease cost	14	22
Total operating lease cost	$45	$48
Finance leases
Finance lease cost	$4	$3
Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Three Months Ended
(DOLLARS IN MILLIONS)	March 31, 2026	March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$32	$32
Financing cash flows for finance leases	3	3
Right-of-use assets obtained in exchange for lease obligations
Operating leases	15	22
Finance leases	4	3
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
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company also considers counterparty credit risk in its assessment of fair value. The Company determines the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the Secured Overnight Financing Rate (“Term SOFR”) swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. Instruments classified as Level 3 include the earnout receivable as discussed in Note 12, as well as instruments held in pension asset trusts as discussed in Note 8 of the Company’s 2025 Form 10-K. These valuations take into consideration the Company’s credit risk and its counterparties’ credit risk.

The carrying values and the estimated fair values of financial instruments at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026		December 31, 2025
(DOLLARS IN MILLIONS)	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 1
Cash and cash equivalents(1)	$562	$562	$590	$590
LEVEL 2
Credit facilities and bank overdrafts(2)	3	3	4	4
Derivatives
Derivative assets(3)	25	25	18	18
Derivative liabilities(3)	220	220	242	242
Commercial paper(2)	154	154	314	314
Long-term debt:
2026 Euro Notes(4)	925	920	940	935
2027 Notes(4)	803	768	804	768
2028 Notes(4)	399	399	399	403
2030 Notes(4)	1,238	1,098	1,238	1,113
2040 Notes(4)	341	248	341	255
2047 Notes(4)	392	313	392	322
2048 Notes(4)	674	593	674	607
2050 Notes(4)	888	570	888	585
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
Derivatives
Foreign Currency Forward Contracts
The Company periodically enters into foreign currency forward contracts with the objective of managing its exchange rate risk related to foreign currency denominated monetary assets and liabilities of its operations. These contracts generally involve the exchange of one currency for a second currency at a future date, have maturities not exceeding twelve months and are with counterparties which are major international financial institutions.
Commodity Contracts
The Company utilized options that were not designated as hedging instruments to reduce exposure to commodity price fluctuations on purchases of inventory such as soybeans. These options were transferred as part of the sale of the Soy Crush, Concentrates, and Lecithin business as discussed in Note 3.
The Company utilizes swaps that are designated as hedging instruments to reduce exposure to commodity price fluctuations on purchases of natural gas used in its manufacturing process.
Hedges Related to Issuances of Debt
As of March 31, 2026, the Company designated approximately $925 million of Euro Notes as a hedge of a portion of its net European investments. Accordingly, the change in the value of the debt that is attributable to foreign exchange movements is recorded in Other comprehensive income (“OCI”) as a component of foreign currency translation adjustments in the accompanying Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
Cross Currency Swaps
The Company has twenty-two EUR/USD cross currency swaps with a notional value of approximately $2.4 billion that mature through February 2036. The swaps all qualified as net investment hedges in order to mitigate a portion of the Company’s net European investments from foreign currency risk. As of March 31, 2026, the swaps were in a net liability position with an aggregate fair value of approximately $186 million, which were classified as Other liabilities on the Consolidated Balance Sheets. Changes in fair value related to cross currency swaps are recorded in OCI.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of March 31, 2026 and December 31, 2025:

(DOLLARS IN MILLIONS)	March 31, 2026	December 31, 2025
Foreign currency contracts(1)	$(1,984)	$(1,840)
Commodity contracts(1)	5	11
Cross currency swaps	2,400	1,900
_______________________
(1)Foreign currency contracts and commodity contracts are presented net of the outstanding buy/(sell) instruments.
The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected on the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency forward contracts	$—	$4	$4
Cross currency swaps	18	—	18
Commodity contracts	3	—	3
Total derivative assets	$21	$4	$25
Derivative liabilities(2)
Foreign currency forward contracts	$—	$16	$16
Cross currency swaps	204	—	204
Total derivative liabilities	$204	$16	$220

	December 31, 2025
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency forward contracts	$—	$17	$17
Cross currency swaps	1	—	1
Total derivative assets	$1	$17	$18
Derivative liabilities(2)
Foreign currency forward contracts	$—	$3	$3
Cross currency swaps	238	—	238
Commodity contracts	1	—	1
Total derivative liabilities	$239	$3	$242
 _______________________
(1)Derivative assets are recorded to Prepaid expenses and other current assets on the Consolidated Balance Sheets.

(2)Derivative liabilities are recorded to Other current liabilities and Other liabilities on the Consolidated Balance Sheets.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025:

	Amount of Gain (Loss) Recognized in Income on Derivative Settlements		Amount of Gain (Loss) Recognized in Income on Changes in Fair Value		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Foreign currency forward contracts(1)	$(10)	$22	$(27)	$30	Other expense, net
_______________________
(1)The foreign currency contract net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.
The following table shows the effect of the Company’s derivative and non-derivative instruments designated as cash flow and net investment hedging instruments, net of tax, on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025:

	Amount of Gain (Loss) Recognized in OCI on Derivative and Non-Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (“AOCI”) into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2026	2025		2026	2025
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$4	$(1)	Cost of sales	$—	$—
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	51	(31)	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2026 Euro Notes	15	(37)	N/A	—	—
Tax (expense) benefit	(15)	16		—	—
Total	$55	$(53)		$—	$—
The ineffective portion of the above noted net investment hedges was approximately $5 million and $4 million for each of the three months ended March 31, 2026 and 2025, respectively, and was recorded as a reduction to Interest expense on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
At March 31, 2026, based on current market rates, the Company does not expect any material derivative losses (net of tax), included in AOCI, to be reclassified into earnings within the next 12 months.

NOTE 16.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present changes in the accumulated balances for each component of other comprehensive (loss) income, including current period other comprehensive (loss) income and reclassifications out of accumulated other comprehensive loss:

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of January 1, 2026	$(1,273)	$(4)	$(153)	$(1,430)
OCI before reclassifications	(90)	4	7	(79)
Amounts reclassified from AOCI	—	—	(2)	(2)
Net current period other comprehensive (loss) income	(90)	4	5	(81)
Accumulated other comprehensive (loss) income, net of tax, as of March 31, 2026	$(1,363)	$—	$(148)	$(1,511)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of January 1, 2025	$(2,426)	$(2)	$(99)	$(2,527)
OCI before reclassifications	404	(1)	—	403
Amounts reclassified from AOCI	—	—	1	1
Net current period other comprehensive income (loss)	404	(1)	1	404
Accumulated other comprehensive (loss) income, net of tax, as of March 31, 2025	$(2,022)	$(3)	$(98)	$(2,123)
The following table provides details about reclassifications out of Accumulated other comprehensive loss to the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss):

	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(DOLLARS IN MILLIONS)	2026	2025
Actuarial losses (gains)	$2	$(1)	(1)
Total	$2	$(1)	Total, net of income taxes
 _______________________
(1)The amortization of actuarial losses (gains) is included in the computation of net periodic benefit cost. Refer to Note 7 for additional information regarding net periodic benefit cost.

NOTE 17.    COMMITMENTS AND CONTINGENCIES
Guarantees and Letters of Credit
The Company has various bank guarantees, letters of credit and surety bonds which are used to support its ongoing business operations, satisfy governmental requirements associated with pending litigation in various jurisdictions and the payment of customs duties.
As of March 31, 2026, the Company had a total of approximately $241 million of available bank guarantees, commercial guarantees, standby letters of credit and surety bonds with various financial institutions. There was a total of approximately $53 million outstanding under the bank guarantees, standby letters of credit and commercial guarantees as of March 31, 2026.
In order to challenge certain assessments in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $8 million as of March 31, 2026.
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

Since March 2023, various putative class action lawsuits have been filed against IFF, Firmenich International SA, Givaudan SA, and Symrise AG and/or certain affiliates thereof in the Quebec Superior Court, the Federal Court of Canada, Ontario Superior Court, the Supreme Court of British Columbia and, in several cases, the United States District Court for the District of New Jersey. These actions allege violations of the Canadian Competition Act and the Sherman Act, as applicable, and other related claims, and seek damages and other relief. IFF announced on October 17, 2025, that it entered into a settlement agreement which will be a full settlement of the multiple civil class actions brought by direct purchasers of fragrance products in the United States. On November 17, 2025, the Court granted the motion for preliminary approval of this settlement and IFF then contributed $26 million to a settlement fund to resolve all class claims related to this direct purchaser class. Motions for preliminary approval have been filed by the plaintiffs for each of the settlements. On April 6, 2026 and on March 16, 2026, IFF entered into respective settlement agreements with the indirect purchaser plaintiffs and the end-user plaintiffs. During the twelve months ended December 31, 2025, the Company recognized a total provision of $43 million within “Selling and Administrative Expenses” in connection with the U.S. class action lawsuits, based on estimated potential settlement amount inclusive of the $26 million noted above related to settlement with direct purchasers. This provision does not include any potential liabilities that may arise from other civil proceedings not encompassed by the U.S. class action lawsuits. On January 27, 2026, an additional class action complaint was filed in the District of New Jersey on behalf of a class of purchasers in the United States of consumer goods containing fragrance products that were purchased outside the United States. IFF may face additional civil suits, in the United States, Canada, United Kingdom, European Union or in other countries, relating to such alleged conduct. At this time, IFF is unable to predict the potential outcome of these lawsuits or any potential effect they may have on the Company’s results of operations, liquidity or financial condition. The resolution of any of these items could have a material adverse effect on IFF’s results of operation, financial condition, and overall business.
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
During 2026, additional investigations have been initiated in Singapore and India relating to employment practices in the fragrance industry. As with the other investigations, IFF is cooperating with the regulators in these investigations.
IFF is currently unable to predict or determine the duration or outcome of the investigations, or whether the outcome of the investigations will materially impact the Company’s results of operations, liquidity or financial condition. An adverse judgment or other outcome or settlement with respect to any proceedings discussed above could result in significant fines or payments by IFF. The resolution of any of these items could have a material adverse effect on IFF’s results of operations, financial condition, and overall business.

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
Other Matters
On February 20, 2026, the Supreme Court of the United States ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the imposition of tariffs, effectively invalidating IEEPA‑based tariffs that had been in effect since February 2025. On April 20, 2026, U.S. Customs and Border Protection (“CBP”) launched an online portal that may be used to submit requests for refunds of IEEPA tariffs previously assessed. All refund requests are subject to CBP review and approval prior to the issuance of any refunds.
As of March 31, 2026, the Company has not recognized an asset related to potential tariff refunds, as significant uncertainty remains regarding the review process, timing, and amount of any refunds that may ultimately be approved. In addition, to the extent refunds are received, the Company may be required, based on the contractual terms with certain customers, to pass some or all of such amounts through to its customers. Accordingly, the ultimate amount, if any, that the Company may retain is uncertain. The Company will continue to evaluate new information and will recognize any refund and related obligations when the recognition criteria under ASC 450, Contingencies, have been met.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(UNLESS INDICATED OTHERWISE, DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
The following management’s discussion and analysis should be read in conjunction with the management’s discussion and analysis of financial condition and results of operations, liquidity and capital resources included in our 2025 Annual Report on Form 10-K, filed on February 27, 2026 with the SEC (“2025 Form 10-K”).

OVERVIEW
Company Background
We are organized into four reportable operating segments: Taste, Food Ingredients, Health & Biosciences, and Scent.
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
Our Food Ingredients segment consists of a diversified portfolio across natural, artificial and plant-based specialty food ingredients that provide functional properties solutions for food and beverage products, as well as specialty soy protein with value-added formulations, emulsifiers and sweeteners. Natural food protection ingredients consist of natural antioxidants and anti-microbials used for natural food preservation and shelf-life extension for beverages, cosmetic and healthcare products, pet food and feed additives. Food Ingredients also includes savory solutions (such as spices, marinades, and mixtures) and inclusion products (such as products combining flavorings with fruit, vegetables and other natural ingredients).
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
Financial Performance Overview
Sales
Sales in the first quarter of 2026 decreased $102 million, or 4% on a reported basis, to $2.741 billion compared to $2.843 billion in the 2025 period. On a comparable currency neutral basis, sales in the first quarter of 2026 increased 3% compared to the 2025 period. Exchange rate variations had a favorable impact on net sales of 4%. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies. Comparable portfolio results exclude the impact of divestitures of Soy Crush, Concentrates, and Lecithin business (the “SCL disposal group”), the Rene Laurent business in France, and the Pharma Solutions disposal group and Nitrocellulose business, which was approximately $289 million.
Gross Profit
Gross profit in the first quarter of 2026 decreased $17 million, or 2% on a reported basis, to $1.018 billion (37.1% of sales) compared to $1,035 million (36.4% of sales) in the 2025 period. The decrease in gross profit was primarily driven by the impacts of divestitures of $87 million, offset in part by the effect of exchange rates, volume increases and productivity gains.

RESULTS OF OPERATIONS

Three Months Ended
March 31,
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2026	2025	Change
Net sales	$2,741	$2,843	(4)%
Cost of sales	1,723	1,808	(5)%
Gross profit	1,018	1,035	(2)%
Research and development (R&D) expenses	166	164	1%
Selling and administrative (S&A) expenses	427	461	(7)%
Amortization of acquisition-related intangibles	146	143	2%
Impairment of goodwill	—	1,153	NMF
Restructuring and other charges	6	17	(65)%
Operating profit (loss)	273	(903)	(130)%
Interest expense	44	71	(38)%
Losses on business disposals	7	—	NMF
Other expense, net	13	20	(35)%
Income (loss) before taxes	209	(994)	(121)%
Provision for income taxes	39	23	70%
Net income (loss)	170	(1,017)	(117)%
Net income attributable to non-controlling interests	1	1	—%
Net income (loss) attributable to IFF shareholders	$169	$(1,018)	(117)%
Net income (loss) per share - basic and diluted	$0.66	$(3.98)	(117)%
Gross margin	37.1%	36.4%	70	bps
R&D as a percentage of sales	6.1%	5.8%	30	bps
S&A as a percentage of sales	15.6%	16.2%	(60)	bps
Operating margin	10.0%	(31.8)%	NMF
Adjusted Operating EBITDA margin	20.7%	20.3%	39	bps
Effective tax rate	18.7%	(2.3)%	NMF
Segment net sales
Taste	$656	$627	5%
Food Ingredients	839	796	5%
Health & Biosciences	595	540	10%
Scent	651	614	6%
Pharma Solutions	—	266	(100)%
Consolidated	$2,741	$2,843
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

FIRST QUARTER 2026 IN COMPARISON TO FIRST QUARTER 2025

Sales performance by segment was as follows:

	% Change in Sales - First Quarter 2026 vs. First Quarter 2025
	Reported	Currency Neutral(1)	Comparable Currency Neutral(1)(2)
Taste	5%	1%	2%
Food Ingredients	5%	1%	3%
Health & Biosciences	10%	5%	5%
Scent	6%	1%	1%
Pharma Solutions	-100%	-100%	—%
Total	-4%	-7%	3%
_______________________

Comparable currency neutral reported performance by segment was as follows:

	Three Months Ended March 31,
	2026	2025
Net Sales
Taste	$636	$621
Food Ingredients	805	779
Health & Biosciences	567	540
Scent	622	614
Impact of Business Divestitures(1)	—	289
Impact of Currency Fluctuations(2)	111	—
Total	$2,741	$2,843
_______________________
(1)Impact of business divestitures in 2025 includes results of the Rene Laurent business (divested December 1, 2025), the Pharma Solutions disposal group and Nitrocellulose business (divested May 1, 2025 and May 9, 2025, respectively), and the SCL disposal group (divested March 2, 2026).
(2)Currency neutral sales are calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.

Taste
Taste sales in 2026 increased $29 million, or 5% on a reported basis, to $656 million compared to $627 million in the prior year period. On a comparable currency neutral basis, Taste sales increased 2% in 2026 compared to the prior year period primarily driven by volume increases and favorable net pricing in the Flavors business unit. Exchange rate variations had a favorable impact of 4%. Comparable portfolio results exclude the impact of the divestiture of the Rene Laurent business with an impact of approximately $6 million.
Food Ingredients
Food Ingredients sales in 2026 increased $43 million, or 5% on a reported basis, to $839 million compared to $796 million in the prior year period. On a comparable currency neutral basis, Food Ingredients sales increased 3% in 2026 compared to the prior year period primarily driven by volume increases across nearly all business entities. Exchange rate variations had a favorable impact of 4%. Comparable portfolio results exclude the impact of the divestiture of the SCL disposal group with an impact of approximately $17 million.
Health & Biosciences
Health & Biosciences sales in 2026 increased $55 million, or 10% on a reported basis, to $595 million compared to $540 million in the prior year period. On a comparable currency neutral basis, Health & Biosciences sales increased 5% in 2026 compared to the prior year period driven by volume increases across various business units. Exchange rate variations had a favorable impact of 5%.

Scent
Scent sales in 2026 increased $37 million, or 6% on a reported basis, to $651 million compared to $614 million in the prior year period. On a comparable currency neutral basis, Scent sales increased 1% in 2026 compared to the prior year period primarily driven by volume increases in Fragrance Compounds. Exchange rate variations had a favorable impact of 5%.
Pharma Solutions
The Company completed the divestiture of the Pharma Solutions disposal group on May 1, 2025, and the Nitrocellulose business on May 9, 2025. Accordingly, there were no Pharma Solutions segment results reported for the first quarter of 2026.
Cost of Sales
Cost of sales decreased $85 million to $1.723 billion (62.9% of sales) in the first quarter of 2026 compared to $1.808 billion (63.6% of sales) in the first quarter of 2025. The decrease in cost of goods sold was primarily driven by divestitures, with an impact of approximately $202 million, offset in part by volume increases in sales.
Research and Development (R&D) Expenses
R&D expenses increased $2 million to $166 million (6.1% of sales) in the first quarter of 2026 compared to $164 million (5.8% of sales) in the first quarter of 2025. The increase in R&D expenses was primarily driven by an increase in employee related costs and operating expenses for R&D related activities, offset by divestitures, with an impact of approximately $5 million.
Selling and Administrative (S&A) Expenses
S&A expenses decreased $34 million to $427 million (15.6% of sales) in the first quarter of 2026 compared to $461 million (16.2% of sales) in the first quarter of 2025. The decrease in S&A expenses was primarily driven by lower consulting fees incurred in relation to business divestitures.
Restructuring and Other Charges
Restructuring and other charges decreased to $6 million in the first quarter of 2026 compared to $17 million in the first quarter of 2025. The decrease in 2026 was driven by a decrease in severance expense. Higher severance costs were incurred in the first quarter of 2025 at the beginning of the Productivity program. See Note 4 for additional information.
Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $146 million in the first quarter of 2026 compared to $143 million in the first quarter of 2025. The increase in amortization expense was primarily driven by the impact of foreign currency exchange rates. See Note 11 for additional information.
Impairment of Goodwill
There was no impairment of goodwill in the first quarter of 2026 compared to $1.153 billion in the first quarter of 2025, which was related to the Food Ingredients reporting unit. See Note 11 for additional information.
Interest Expense
Interest expense decreased to $44 million in the first quarter of 2026 compared to $71 million in the first quarter of 2025. The decrease in interest expense was due to lower debt outstanding. See Note 13 for additional information.
Losses on Business Disposals
Losses on business disposals were $7 million in the first quarter of 2026. The loss in 2026 was due to the SCL disposal group business divestiture. See Note 3 for additional information.
Other Expense, Net
Other expense, net, was $13 million in the first quarter of 2026 compared to $20 million in the first quarter of 2025. The decrease of $7 million was primarily due to lower foreign exchange losses. See Note 8 for additional information.
Income Taxes
The effective tax rate for the three months ended March 31, 2026 was 18.7% compared to (2.3)% for the three months ended March 31, 2025. The quarter-over-quarter increase was primarily due to a goodwill impairment charge in the prior year, the entity realignment project, business divestitures and the mix of earnings.
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
Adjusted Operating EBITDA performance by segment was as follows:

	% Change in Adjusted Operating EBITDA - First Quarter 2026 vs. First Quarter 2025
	Reported(1)	Comparable Currency Neutral Adjusted(1)(2)(3)
Taste	17%	18%
Food Ingredients	3%	12%
Health & Biosciences	11%	7%
Scent	3%	-2%
Pharma Solutions	-100%	—%
Total	-2%	8%

Comparable Currency Neutral Adjusted Operating EBITDA by segment was as follows:

	Three Months Ended March 31,
(DOLLARS IN MILLIONS)	2026	2025
Segment Adjusted Operating EBITDA:
Taste	$148	$125
Food Ingredients	121	108
Health & Biosciences	145	135
Scent	138	141
Impact of Business Divestitures(2)	—	69
Impact of Currency Fluctuations(3)	16	—
Total	568	578
Depreciation & Amortization	(246)	(236)
Interest Expense	(44)	(71)
Other Expense, net	(13)	(20)
Restructuring and Other Charges	(6)	(17)
Impairment of Goodwill	—	(1,153)
Losses on Business Disposals	(7)	—
Divestiture Costs	(24)	(51)
Strategic Initiatives Costs	(9)	(8)
Regulatory Costs	(10)	(11)
Other	—	(5)
Income (Loss) Before Taxes	$209	$(994)
Segment Adjusted Operating EBITDA margin:
Taste	23.3%	20.1%
Food Ingredients	15.0%	13.9%
Health & Biosciences	25.6%	25.0%
Scent	22.2%	23.0%
Consolidated	20.7%	20.3%
(1)Refer to Note 6 for a reconciliation of Adjusted Operating EBITDA to Income (Loss) Before Taxes.
(2)Comparable portfolio results for 2025 exclude the impact of divestitures.
(3)Currency neutral amounts are calculated by translating current year transaction amounts at the exchange rates for the corresponding prior year period.
Following the completed divestitures of the Pharma Solutions group on May 1, 2025 and the Nitrocellulose business on May 9, 2025, we retrospectively reallocated certain corporate costs previously attributed to the Pharma Solutions segment. These costs have been redistributed across the Taste, Food Ingredients, Health & Biosciences, and Scent segments for comparability purposes.

	For the Three Months Ended March 31, 2025
	Selling & Administrative Expenses	Total EBITDA Impact
Taste	$3	$(3)
Food Ingredients	4	(4)
Health & Biosciences	3	(3)
Scent	3	(3)
Total	$13	$(13)
Taste Segment Adjusted Operating EBITDA
Taste Segment Adjusted Operating EBITDA increased $22 million, or 17% on a reported basis, to $153 million in the first quarter of 2026 (23.3% of segment sales) from $131 million (20.9% of segment sales) in the comparable 2025 period. On a comparable currency neutral basis, Taste Segment Adjusted Operating EBITDA increased 18% in 2026 compared to the prior year period led primarily by volume increases and productivity gains. Comparable portfolio results exclude the impact of the divestiture of the Rene Laurent business with an impact of approximately $3 million.
Food Ingredients Segment Adjusted Operating EBITDA
Food Ingredients Segment Adjusted Operating EBITDA increased $3 million, or 3% on a reported basis, to $114 million in the first quarter of 2026 (13.6% of segment sales) from $111 million (13.9% of segment sales) in the comparable 2025 period. On a comparable currency neutral basis, Food Ingredients Adjusted Operating EBITDA increased 12% in 2026 compared to the prior year primarily driven by volume growth and productivity gains.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA increased $15 million, or 11% on a reported basis, to $153 million in the first quarter of 2026 (25.7% of segment sales) from $138 million (25.6% of segment sales) in the comparable 2025 period. On a comparable currency neutral basis, Health & Biosciences Adjusted Operating EBITDA increased 7% in 2026. The performance was primarily driven by volume growth and productivity gains.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA increased $4 million, or 3% on a reported basis, to $148 million in the first quarter of 2026 (22.7% of segment sales) from $144 million (23.5% of segment sales) in the comparable 2025 period. On a comparable currency neutral basis, Scent Segment Adjusted Operating EBITDA decreased 2% in 2026 compared to the prior year period as unfavorable net pricing more than offset volume increases in the Fragrance Compounds business unit and productivity gains.
Pharma Solutions Segment Adjusted Operating EBITDA
The Company completed the divestiture of its Pharma Solutions business on May 1, 2025, and its Nitrocellulose business on May 9, 2025. Accordingly, there are no Pharma Solutions segment results reported for the first quarter of 2026.

Liquidity
Cash and Cash Equivalents
We had cash and cash equivalents of $562 million on the Consolidated Balance Sheets at March 31, 2026 compared to $590 million on the Consolidated Balance Sheets at December 31, 2025 and, of this balance, a majority was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate cash from our non-U.S. subsidiaries to fund financial obligations in the U.S. As we repatriate these funds to the U.S., there will be required income taxes payable in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of March 31, 2026, we had a deferred tax liability of approximately $176 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
Cash Flows Provided By Operating Activities
Cash flows provided by operating activities for the three months ended March 31, 2026 was $257 million, or 9.4% of sales, compared to $127 million, or 4.5% of sales, for the three months ended March 31, 2025. The increase in cash flows from operating activities during 2026 was primarily driven by a smaller incentive compensation payout made in 2026 related to 2025 results compared to the prior year, and an increase in inventories in the prior year.
Cash Flows Provided By (Used in) Investing Activities
Cash flows provided by investing activities for the three months ended March 31, 2026 was $23 million compared to cash flows used in investing activities of $157 million in the prior year period. The increase in cash flows provided by investing activities was primarily driven by net proceeds received from business divestitures of $198 million during the three months ended March 31, 2026, including $105 million received from the divestiture of the SCL disposal group and $93 million received primarily from an earnout based on 2024 results in connection with the divestiture of the Pharma Solutions disposal group.
We have evaluated and re-prioritized our capital projects and expect that capital spending in 2026 will be approximately 6% of sales (net of potential grants and other reimbursements from government authorities), up from 5.5% in 2025.

Cash Flows Used In (Provided By) Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2026 was $301 million compared to cash flows provided by financing activities of $169 million in the prior year period. The increase in cash flows used in financing activities was primarily driven by an increase in net repayments of commercial paper during the three months ended March 31, 2026, compared to net borrowings of commercial paper during the three months ended March 31, 2025. In addition, during 2026, we repurchased $35 million of common stock, as part of the share repurchase program that began on October 1, 2025.
We paid dividends totaling $102 million in each of the three months ended March 31, 2025 and 2026. We declared a cash dividend per share of $0.40 in the first quarter of 2026 that was paid on April 10, 2026 to all shareholders of record as of March 20, 2026.
Our capital allocation strategy seeks to maintain investment grade ratings while investing in the business, continuing to pay dividends, repurchasing outstanding shares and repaying debt. We make capital investments in our businesses to support our operational needs and strategic long-term plans. We are committed to maintaining our history of paying a dividend to investors which is determined by our Board of Directors at its discretion based on various factors.
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
As of March 31, 2026, we had no outstanding borrowings under our $2 billion Revolving Credit Facility. The amount that we are able to draw down under the Revolving Credit Facility is limited by financial covenants as described in more detail below. As of March 31, 2026, our available capacity was $2 billion under the Revolving Credit Facility.
Refer to Note 13 of this Form 10-Q and Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 14 of our 2025 Form 10-K for additional information.
Debt Covenants
At March 31, 2026, we were in compliance with all financial and other covenants, including the net debt to credit adjusted EBITDA(1) ratio. At March 31, 2026, our net debt to credit adjusted EBITDA(1) ratio was 2.53 to 1.0 as defined by the credit facility agreements, which is below the relevant level provided by our financial covenants of existing outstanding debt.
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

(DOLLARS IN MILLIONS)	Twelve Months Ended March 31, 2026
Net loss	$815
Interest expense	202
Income taxes	(24)
Depreciation and amortization	972
Specified items(1)	(178)
Non-cash items(2)	307
Credit Adjusted EBITDA	$2,094
_______________________
(1)Specified items consisted of restructuring and other charges, divestiture costs, strategic initiatives costs, regulatory costs, gain on debt extinguishment, and other costs that are not related to recurring operations.
(2)Non-cash items consisted of losses on business disposals, loss on assets classified as held for sale, and stock-based compensation.

(DOLLARS IN MILLIONS)	March 31, 2026
Total debt(1)	$5,850
Adjustments:
Cash and cash equivalents	562
Net debt	$5,288
_______________________
(1)Total debt used for the calculation of net debt consisted of short-term debt, long-term debt, short-term finance lease obligations and long-term finance lease obligations.
Senior Notes
As of March 31, 2026, we had $5.621 billion aggregate principal amount outstanding in senior unsecured notes, with $924 million principal amount denominated in EUR and $4.697 billion principal amount denominated in USD. The notes bear effective interest rates ranging from 1.56% per year to 5.12% per year, with maturities from September 25, 2026 to December 1, 2050. See Note 13 for additional information.
Contractual Obligations
We expect to contribute a total of $5 million to our U.S. pension plans and a total of $17 million to our non-U.S. pension plans during 2026. During the three months ended March 31, 2026, $4 million of contributions were made to the non-U.S. pension plans and $1 million of contributions were made with respect to the non-qualified U.S. pension plan. We also expect to make $4 million of payments to our postretirement benefits other than pension plans during 2026. During the three months ended March 31, 2026, $2 million of benefit payments were made to postretirement benefits other than pension plans.
As discussed in Note 17 to the Consolidated Financial Statements, at March 31, 2026, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances, these arrangements are not reasonably likely to have a material impact on our consolidated financial condition, results of operations or cash flows.

New Accounting Standards
Refer to Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Non-GAAP Financial Measures
We use non-GAAP financial measures in this Form 10-Q, including: (i) comparable currency neutral metrics, (ii) adjusted operating EBITDA, comparable currency neutral adjusted operating EBITDA, (iii) adjusted operating EBITDA margin, and (iv) net debt to credit adjusted EBITDA. We also provide the non-GAAP measure net debt solely for the purpose of providing information on the extent to which the Company is in compliance with debt covenants contained in its debt agreements. Our non-GAAP financial measures are defined below.

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
Adjusted operating EBITDA and adjusted operating EBITDA margin exclude depreciation and amortization, interest expense, other expense, net, and certain non-recurring or unusual items that are not part of recurring operations such as impairment of goodwill, restructuring and other charges, divestiture related costs, strategic initiatives costs, regulatory costs and other costs that are not related to recurring operations.
Net debt to credit adjusted EBITDA is the leverage ratio used in our credit agreements and defined as net debt (which is debt for borrowed money less cash and cash equivalents) divided by the trailing 12-month credit adjusted EBITDA. Credit adjusted EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization, specified items and non-cash items.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
This Form 10-Q includes statements that are not historical facts and are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations, including with respect to our financial and operational outlook (sales, adjusted operating EBITDA and cash flow), portfolio optimization initiatives (including the ongoing sale process for our Food Ingredients division), pricing, productivity and cost-discipline actions, capital allocation, future operations, growth potential, strategic investments and the expected effects of foreign exchange. These statements reflect management’s present views, are based on a series of expectations, assumptions estimates and projections about the Company, are subject to change, and involve uncertainties that could cause actual results to differ materially. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “intend”, “outlook”, “may”, “will”, “would”, “estimate”, “should”, “predict”, “plan”, “project”, “could”, “potential”, “seek”, “target”, “continue”, “future”, and similar terms or variations thereof. These statements are not guarantees of future performance and are subject to risks and uncertainties that could lead to materially different outcomes. Such risks, uncertainties and other factors include, among others, the following:
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
•capital allocation, dividend policy and potential impairments of tangible or intangible assets; our indebtedness, credit rating, liquidity, and access to capital;
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
The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. Important factors are described under “Risk Factors” of our 2025 Form 10-K and in our subsequent filings with the SEC.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There are no material changes in market risk from the information provided in our 2025 Form 10-K, except as described below with respect to the cross currency swap agreements.
We use derivative instruments as part of our interest rate risk management strategy. We have entered into certain cross currency swap agreements in order to mitigate a portion of our net European investments from foreign currency risk. As of March 31, 2026, these swaps were in a net liability position with an aggregate fair value of approximately $186 million. Based on a hypothetical decrease or increase of 10% in the value of the U.S. dollar against the Euro, the estimated fair value of our cross currency swaps would change by approximately $206 million. See Note 15 for additional information.

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
(b) Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
For information that updates the disclosures set forth under Part I, Item 3. “Legal Proceedings” in our 2025 Annual Report on Form 10-K, filed on February 27, 2026 with the SEC (the “2025 Form 10-K”), refer to Note 17 to the “Consolidated Financial Statements” in this Form 10-Q.

ITEM 1A. RISK FACTORS.
Refer to Part I, Item 1A, “Risk Factors,” of our 2025 Form 10-K and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC. There have been no material changes with respect to the risk factors disclosed in our 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following information summarizes information with respect to the Company’s purchase of its common stock during the three months ended March 31, 2026, reported on a settlement date basis.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs(1) (Dollars in Millions)
January 1-31, 2026	171,101	$70.11	171,101	$450
February 1-28, 2026	131,792	76.88	131,792	440
March 1-31, 2026	178,085	71.85	178,085	427
Total	480,978	$72.61	480,978	$427
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

ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “10b5-1 trading arrangement”) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.

10.1	Fourth Amended and Restated Credit Agreement, dated as of June 25, 2025, by and among the Registrant, as borrower, the lenders signatory thereto, and Citibank, N.A., as administrative agent.
31.1	Certification of J. Erik Fyrwald pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Michael DeVeau pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of J. Erik Fyrwald and Michael DeVeau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 5, 2026	By:	/s/ J. Erik Fyrwald
J. Erik Fyrwald
Chief Executive Officer and Director (Principal Executive Officer)

Dated:	May 5, 2026	By:	/s/ Michael DeVeau
Michael DeVeau
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Dated:	May 5, 2026	By:	/s/ Marc Birenkrant
Marc Birenkrant
Controller & Chief Accounting Officer (Principal Accounting Officer)