Form 10-Q
period 2026-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2026-08-04
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No  ☑
Number of shares of common stock outstanding as of July 31, 2026: 255,149,963

INTERNATIONAL FLAVORS & FRAGRANCES INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2026	2025	2026	2025
Net sales	$1,954	$1,919	$3,860	$3,969
Cost of sales	1,101	1,095	2,178	2,293
Gross profit	853	824	1,682	1,676
Research and development expenses	170	170	324	325
Selling and administrative expenses	437	409	771	799
Amortization of acquisition-related intangibles	82	82	166	162
Impairment of goodwill	—	—	—	34
Restructuring and other charges	6	20	10	35
Losses on sale of assets	—	1	—	1
Operating profit	158	142	411	320
Interest expense	46	61	90	132
Gain on extinguishment of debt	—	(488)	—	(488)
Losses on business disposals	1	111	1	111
Loss on assets classified as held for sale	27	—	27	—
Other expense, net	20	20	33	39
Income from continuing operations before taxes	64	438	260	526
Provision (benefit) for income taxes	31	(112)	72	(92)
Net income from continuing operations	33	550	188	618
Income (loss) from discontinued operations before tax	31	66	44	(1,016)
Provision for income taxes from discontinued operations	13	17	11	20
Net income (loss) from discontinued operations	18	49	33	(1,036)
Net income (loss)	51	599	221	(418)
Net income attributable to non-controlling interests from continuing operations	—	—	1	1
Net income attributable to non-controlling interests from discontinued operations	1	—	1	—
Net income (loss) attributable to IFF shareholders	$50	$599	$219	$(419)

Income (loss) per share - basic
Continuing operations	$0.13	$2.15	$0.73	$2.41
Discontinued operations	0.07	0.19	0.13	(4.05)
Net income (loss) per share - basic	$0.20	$2.34	$0.86	$(1.64)
Income (loss) per share - diluted
Continuing operations	$0.13	$2.14	$0.73	$2.40
Discontinued operations	0.07	0.19	0.12	(4.03)
Net income (loss) per share - diluted	$0.20	$2.33	$0.85	$(1.63)

Average number of shares outstanding
Average number of shares outstanding - basic	255	256	256	256
Average number of shares outstanding - diluted	257	257	257	257
The accompanying notes are an integral part of these Consolidated Financial Statements.

Statement of Comprehensive Income (Loss)
Net income (loss)	$51	$599	$221	$(418)
Other comprehensive income (loss), after tax:
Foreign currency translation adjustments	(77)	758	(167)	1,162
Gains (losses) on derivatives qualifying as hedges	(1)	—	3	(1)
Pension and postretirement liability adjustment	1	(50)	6	(49)
Other comprehensive income (loss)	(77)	708	(158)	1,112
Comprehensive income (loss)	(26)	1,307	63	694
Comprehensive income attributable to non-controlling interests	—	—	1	1
Comprehensive income (loss) attributable to IFF shareholders	$(26)	$1,307	$62	$693

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$569	$590
Trade receivables (net of allowances of $20 and $19, respectively)	1,424	1,294
Inventories	1,505	1,507
Assets held for sale	44	—
Prepaid expenses and other current assets	706	742
Current assets of discontinued operations	4,840	1,461
Total Current Assets	9,088	5,594
Property, plant and equipment, net	2,666	2,685
Goodwill	8,145	8,226
Other intangible assets, net	3,732	3,964
Operating lease right-of-use assets	503	515
Other assets	1,020	954
Non-current assets of discontinued operations	—	3,601
Total Assets	$25,154	$25,539
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt and current portion of long-term debt	$964	$1,254
Accounts payable	1,064	933
Accrued payroll and bonus	216	259
Dividends payable	102	102
Liabilities held for sale	3	—
Other current liabilities	891	835
Current liabilities of discontinued operations	1,170	550
Total Current Liabilities	4,410	3,933
Non-Current Liabilities:
Long-term debt	4,735	4,738
Retirement liabilities	169	174
Deferred income taxes	819	840
Operating lease liabilities	461	478
Other liabilities	551	573
Non-current liabilities of discontinued operations	—	617
Total Non-Current Liabilities	6,735	7,420
Commitments and Contingencies (Note 18)
Shareholders’ Equity:
Common stock $0.125 par value; 500.0 shares authorized; 275.7 shares issued as of June 30, 2026 and December 31, 2025; and 255.3 and 255.7 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	35	35
Capital in excess of par value	19,929	19,918
Accumulated deficit	(3,402)	(3,417)
Accumulated other comprehensive loss	(1,588)	(1,430)
Treasury stock, at cost (20.4 and 20.0 shares as of June 30, 2026 and December 31, 2025, respectively)	(998)	(952)
Total Shareholders’ Equity	13,976	14,154
Non-controlling interests	33	32
Total Shareholders’ Equity including Non-controlling interests	14,009	14,186
Total Liabilities and Shareholders’ Equity	$25,154	$25,539
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at April 1, 2025	275.7	$35	$19,932	$(3,767)	$(2,123)	(20.0)	$(942)	$36	$13,171
Net income (loss)				599				—	599
Other Comprehensive income (loss)					708				708
Cash dividends declared(1)				(102)					(102)
Stock options/SSARs			(1)						(1)
Vested restricted stock units and awards			(47)			0.6	25		(22)
Stock-based compensation			32						32
Other								(4)	(4)
Balance at June 30, 2025	275.7	$35	$19,916	$(3,270)	$(1,415)	(19.4)	$(917)	$32	$14,381

(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at April 1, 2026	275.7	$35	$19,932	$(3,350)	$(1,511)	(20.5)	$(986)	$33	$14,153
Net income (loss)				50				1	51
Other Comprehensive income (loss)					(77)				(77)
Cash dividends declared(1)				(102)					(102)
Stock options/SSARs			2			—			2
Treasury share repurchases						(0.5)	(36)		(36)
Vested restricted stock units and awards			(40)			0.6	24		(16)
Stock-based compensation			35						35
Other								(1)	(1)
Balance at June 30, 2026	275.7	$35	$19,929	$(3,402)	$(1,588)	(20.4)	$(998)	$33	$14,009

(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2025	275.7	$35	$19,917	$(2,647)	$(2,527)	(20.0)	$(944)	$35	$13,869
Net income (loss)				(419)				1	(418)
Other Comprehensive income (loss)					1,112				1,112
Cash dividends declared(1)				(204)					(204)
Stock options/SSARs			(1)			—	1		—
Vested restricted stock units and awards			(51)			0.6	26		(25)
Stock-based compensation			51						51
Other								(4)	(4)
Balance at June 30, 2025	275.7	$35	$19,916	$(3,270)	$(1,415)	(19.4)	$(917)	$32	$14,381

The accompanying notes are an integral part of these Consolidated Financial Statements.

(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2026	275.7	$35	$19,918	$(3,417)	$(1,430)	(20.0)	$(952)	$32	$14,186
Net income (loss)				219				2	221
Other Comprehensive income (loss)					(158)				(158)
Cash dividends declared(1)				(204)					(204)
Stock options/SSARs			1			—	1		2
Treasury share repurchases						(1.0)	(71)		(71)
Vested restricted stock units and awards			(41)			0.6	24		(17)
Stock-based compensation			51						51
Other								(1)	(1)
Balance at June 30, 2026	275.7	$35	$19,929	$(3,402)	$(1,588)	(20.4)	$(998)	$33	$14,009
_______________________
(1)Cash dividends declared per common share were $0.40 for each of the three months ended June 30, 2026 and June 30, 2025, and $0.80 per share for each of the six months ended June 30, 2026 and June 30, 2025.
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2026	2025
Cash flows from operating activities:
Net income (loss)	$221	$(418)
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	464	478
Deferred income taxes	(37)	(177)
Loss on assets classified as held for sale	27	—
Losses on sale of assets	—	1
Losses on business disposals	8	111
Stock-based compensation	51	51
Pension contributions	(10)	(9)
Gain on extinguishment of debt	—	(488)
Impairment of goodwill	—	1,153
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(188)	(106)
Inventories	(45)	(124)
Accounts payable	288	77
Accruals for incentive compensation	(63)	(204)
Other assets/liabilities, net	(37)	23
Net cash provided by operating activities	679	368
Cash flows from investing activities:
Additions to property, plant and equipment	(301)	(274)
Additions to intangible assets	(2)	—
Net proceeds received from business disposals	201	2,707
Payments to buyer for business disposals	(12)	—
Cash (paid) received on foreign currency forward contracts	(19)	112
Joint venture capital contributions	—	(4)
Net cash (used in) provided by investing activities	(133)	2,541
Cash flows from financing activities:
Cash dividends paid to shareholders	(204)	(204)
Net repayments of commercial paper (maturities less than three months)	(264)	—
Principal payments of debt	—	(2,413)
Withholding tax paid on stock-based compensation	(18)	(22)
Purchase of treasury stock	(71)	—
Other, net	(8)	(15)
Net cash used in financing activities	(565)	(2,654)
Effect of exchange rate changes on cash and cash equivalents	(2)	90
Net change in cash and cash equivalents	(21)	345
Cash and cash equivalents at beginning of year	590	471
Cash and cash equivalents at end of period	$569	$816
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$80	$130
Income taxes paid, net	175	139
Accrued capital expenditures	94	69

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
International Flavors & Fragrances Inc. and its subsidiaries (the “Registrant,” “IFF,” the “Company,” “we,” “us” and “our”) is a leading creator and manufacturer of products for application in food, beverage, health & biosciences, scent (and pharmaceuticals, until the sale of our Pharma Solutions disposal group in May 2025), as well as complementary adjacent products, all of which are used in a wide variety of consumer and end-use products. Our products are sold principally to manufacturers of dairy, meat, beverages, snacks, savory, sweet, baked goods, grain processors and other foods, personal care products, soaps and detergents, cleaning products, perfumes, dietary supplements, food protection, infant, elderly and animal nutrition, functional food, biofuel, pharmaceutical and oral care products. As a result, we hold global leadership positions in the Food & Beverage, Home & Personal Care and Health & Wellness markets, and across key Tastes, Textures, Scents, Nutrition, Enzymes, Cultures, Soy Proteins, and Probiotics categories, among others.
On May 29, 2026, the Company announced it had entered into an agreement to sell its Food Ingredients business, with minor perimeter adjustments (the “Food Ingredients disposal group”) to funds advised by CVC Capital Partners, a leading global private markets manager. As part of the transaction, the Company has chosen to retain a 10% minority equity interest in the business. The transaction is expected to close by the end of the second quarter of 2027, subject to customary closing conditions and receipt of regulatory approvals. The Company determined that the sale of the Food Ingredients disposal group, combined with the sale of the related Soy Crush, Concentrates, and Lecithin businesses (the “SCL disposal group”), represented a strategic shift and met the held for sale and discontinued operations accounting criteria during the second quarter of 2026. Accordingly, the Company is separately reporting the results of both disposal groups as discontinued operations for all periods presented. See Note 3 for further information.
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
Financial information included in this Form 10-Q has been presented to separately show the effects of discontinued operations, unless otherwise specified. The cash flows from discontinued operations are included in the Consolidated Statements of Cash Flows. See Note 3 for significant cash flow items related to discontinued operations.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. The Company uses estimates to assess expected credit losses on its financial assets, sales discounts, rebates and allowances, the recoverability of inventory, the realization of deferred tax assets, annual effective tax rate, the recoverability of long-lived assets, useful lives and impairment of tangible and intangible assets including goodwill, restructuring reserves, pension and postretirement benefit costs, fair value of equity compensation, and the amount of exposure from potential loss contingencies, among others. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary. Inputs into the Company’s judgments and estimates take into account the ongoing global current events and macroeconomic environment on the Company’s critical and significant accounting estimates. Actual results could differ from those estimates.
Revision of Previously Issued Financial Statements
In preparing the Consolidated Financial Statements as of and for the three and nine months ended September 30, 2025 and the year ended December 31, 2025, Management identified certain income tax-related adjustments that primarily relate to the understatement of income tax expense due to errors in the accounting for transfer pricing, the correction of deferred tax liabilities on goodwill recorded in purchase accounting, and other income tax entries that impacted prior interim and annual financial statements. Management also identified certain other errors that were concluded to be immaterial, individually and in the aggregate, to the Company’s consolidated financial statements as of and for the relevant periods. These include an adjustment to the Pharma Solutions disposal group loss on business disposal which should have been recognized upon the initial classification of the disposal group as held for sale, tax adjustments identified in prior periods primarily related to deferred taxes, balance sheet misclassifications to correct the netting of value added tax receivables and payables and uncertain tax provisions and benefits, an error in the classification of uncertain tax provisions recognized as deferred tax liabilities, an adjustment to record the right of use asset and lease liability related to a lease upon lease commencement that was incorrectly omitted, and a cash flow adjustment to correct the classification of cash paid/received on foreign currency forward contracts from operating activities to investing activities.
Management assessed the materiality of the errors on prior period interim and annual consolidated financial statements in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Based on this assessment, in consideration of both quantitative and qualitative factors, management determined that the related impacts of the errors were not material to any previously issued interim or annual financial statements. However, if the corrections were recorded in the three months ended September 30, 2025, they would be material to that period. As such, management revised the prior period amounts presented in these financial statements to correct the errors. A summary of the revisions to the previously issued financial statements is included in Note 19.
Cash and Cash Equivalents
Cash, cash equivalents and restricted cash reported in the Company’s balance sheet as of June 30, 2026, December 31, 2025, June 30, 2025 and December 31, 2024 were as follows:

(DOLLARS IN MILLIONS)	June 30, 2026	December 31, 2025	June 30, 2025	December 31, 2024
Current assets
Cash and cash equivalents	$569	$590	$816	$469
Cash and cash equivalents included in Assets held for sale	—	—	—	2
Cash and cash equivalents	$569	$590	$816	$471
The Company had no restricted cash as of June 30, 2026 and December 31, 2025.
Accounts Receivable
The Company has various factoring agreements globally under which it can factor up to approximately $578 million of its trade receivables (“Company’s own factoring agreements”). In addition, the Company utilizes factoring agreements sponsored by certain customers. Under all of the arrangements, the Company sells the trade receivables on a non-recourse basis to unrelated financial institutions and accounts for the transactions as sales of receivables. The applicable receivables are removed from the Company’s Consolidated Balance Sheets when the cash proceeds are received by the Company.
On a total Company basis (including both continuing operations and discontinued operations), the Company sold a total of approximately $1,045 million and $910 million of receivables under the Company’s own factoring agreements and customer sponsored factoring agreements for the six months ended June 30, 2026 and 2025, respectively. The cost of participating in these programs was approximately $6 million for the three months ended June 30, 2026 and 2025, and was approximately $11 million and $12 million for the six months ended June 30, 2026 and 2025, respectively. These costs are included as a component of interest expense. Although the Company’s own factoring agreements are non-recourse to the Company, the Company has continued responsibility to collect receivables on behalf of sponsoring banks. Under these agreements, the Company sold approximately $820 million and $503 million of receivables for the six months ended June 30, 2026 and 2025, respectively. The outstanding principal amounts of receivables under the Company’s own factoring agreements amounted to approximately $423 million and $361 million as of June 30, 2026 and December 31, 2025, respectively. The proceeds from the sales of receivables are included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows.
Expected Credit Losses
As of June 30, 2026, the Company reported $1.424 billion of trade receivables, net of allowances of $20 million. Based on the aging analysis as of June 30, 2026, less than 1% of the Company’s accounts receivable were past due by over 365 days based on the payment terms of the invoice.
The following is a roll-forward of the Company’s allowances for bad debts for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2026	2025
Balance at January 1	$19	$18
Bad debt expense	2	3
Write-offs	(1)	(3)
Foreign exchange losses	—	1
Balance at June 30	$20	$19
Inventories
Inventories are stated at the lower of cost (on a weighted-average basis) or net realizable value. The Company’s inventories consisted of the following:

(DOLLARS IN MILLIONS)	June 30, 2026	December 31, 2025
Raw materials	$593	$601
Work in process	329	336
Finished goods	583	570
Total	$1,505	$1,507
Recent Accounting Pronouncements
In May 2026, the FASB issued ASU 2026-02 “Environmental Credits and Environmental Credit Obligations” to establish a comprehensive model for the recognition, measurement, presentation, and disclosure of environmental credits, including renewable energy certificates and carbon offsets. The update is intended to reduce diversity in practice and improve consistency in the accounting for these instruments. The guidance provides a model for recognizing and measuring related compliance obligations and requires expanded disclosures regarding the nature and use of such credits. The amendments are effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its Consolidated Financial Statements and related disclosures.
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

NOTE 2. NET INCOME (LOSS) PER SHARE
A reconciliation of the shares used in the computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2026	2025	2026	2025
Net Income
Net income from continuing operations	$33	$550	$188	$618
Net income (loss) from discontinued operations	18	49	33	(1,036)
Net income (loss)	51	599	221	(418)
Net income from continuing operations noncontrolling interests	—	—	1	1
Net income from discontinued operations noncontrolling interests	1	—	1	—
Net income (loss) available to IFF shareholders	$50	$599	$219	$(419)

Shares
Average number of shares outstanding - basic	255	256	256	256
Adjustment for assumed dilution:
Stock options and restricted stock awards	2	1	1	1
Weighted average shares assuming dilution (diluted)	257	257	257	257

Net Income (loss) per Share
Continuing operations	$0.13	$2.15	$0.73	$2.41
Discontinued operations	0.07	0.19	0.13	(4.05)
Net income (loss) per share - basic	$0.20	$2.34	$0.86	$(1.64)

Continuing operations	$0.13	$2.14	$0.73	$2.40
Discontinued operations	0.07	0.19	0.12	(4.03)
Net income (loss) per share - diluted	$0.20	$2.33	$0.85	$(1.63)

The Company declared a quarterly dividend to its shareholders of $0.40 per share for each of the three months ended June 30, 2026 and 2025. For each of the six months ended June 30, 2026 and 2025, the Company declared quarterly dividends to its shareholders totaling $0.80.
For the three and six months ended June 30, 2026 and June 30, 2025, there were approximately 0.2 million and 0.3 million share equivalents, respectively, that had an anti-dilutive effect and therefore were excluded from the computation of diluted net income (loss) per share.

NOTE 3. DISCONTINUED OPERATIONS
Food Ingredients Disposal Group
On May 29, 2026, the Company announced that it had entered into a definitive agreement to sell its Food Ingredients disposal group, which was included in the Food Ingredients segment, to CVC Capital Partners. As part of the transaction, the Company will retain an approximate 10% equity interest in the business.
The Company determined estimated proceeds of $3.832 billion less remaining costs to sell of $98 million. As this exceeds the carrying value of the net assets of the Food Ingredients disposal group, including amounts in Accumulated Other Comprehensive Income, there was not a loss on classification of the disposal group as held for sale as of June 30, 2026.
The transaction is expected to close by the end of the second quarter of 2027, subject to customary closing conditions and receipt of regulatory approvals. The sale consideration is subject to certain post-closing adjustments, which are primarily related to working capital balances and other adjustments per the transaction agreement.
The Company determined that the sale of the Food Ingredients disposal group, combined with the SCL disposal group comprised a single disposal plan to sell the majority of the Food Ingredients segment and represented a strategic shift and met the held for sale and discontinued operations accounting criteria during the second quarter of 2026. Accordingly, the Company is separately reporting the results of this disposal plan for the combined SCL disposal group and Food Ingredients disposal group as discontinued operations in its Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) and Consolidated Balance Sheets for all periods presented. Cash flows from discontinued operations have not been shown separately in the Consolidated Statements of Cash Flows for all periods presented.
Soy Crush, Concentrates & Lecithin Disposal Group
On August 5, 2025, the Company announced it had entered into a definitive agreement to divest its Soy Crush, Concentrates, and Lecithin business, which was included in the Food Ingredients segment, and is now included within discontinued operations. The Company completed the divestiture on March 2, 2026, and results of the SCL disposal group are now presented within discontinued operations for all periods presented. The Company received cash proceeds of approximately $105 million and recognized a pre-tax loss of approximately $7 million in connection with this sale, presented within Income (loss) from discontinued operations before tax on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the six months ended June 30, 2026. This is in addition to the life-to-date loss on assets classified as held for sale of $115 million as of December 31, 2025.
The sale consideration is subject to certain post-closing adjustments in accordance with the transaction agreement.

(DOLLARS IN MILLIONS)
Cash proceeds from the buyer	$105
Direct costs to sell	(2)
Fair value of sale consideration	$103
Selected Financial Information Related to Discontinued Operations
The following table presents the components of discontinued operations, net of income taxes, in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2026	2025	2026	2025
Net sales	$827	$845	$1,662	$1,638
Cost of sales	619	639	1,265	1,249
Gross profit	208	206	397	389
Research and development expenses	12	12	24	21
Selling and administrative expenses	122	74	215	145
Amortization of acquisition-related intangibles	42	63	104	126
Impairment of goodwill	—	—	—	1,119
Restructuring and other charges	—	1	2	3
Operating profit (loss)	32	56	52	(1,025)
Losses on business disposals	—	—	7	—
Other (income) expense, net	1	(10)	1	(9)
Income (loss) from discontinued operations before tax	31	66	44	(1,016)
Provision for income taxes from discontinued operations	13	17	11	20
Net income (loss) from discontinued operations, net of tax	$18	$49	$33	$(1,036)
The following table presents selected financial information included in cash flows from discontinued operations:

	Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2026	2025
Cash flows from operating activities of discontinued operations:
Depreciation and amortization	$158	$190
Losses on business disposal	7	—
Impairment of goodwill	—	1,119
Cash flows from investing activities of discontinued operations:
Additions to property, plant and equipment	68	66
Supplemental Disclosures for discontinued operations:
Accrued capital expenditures	$18	$12
The following table presents the assets and liabilities included in discontinued operations as of June 30, 2026 and December 31, 2025, in the Consolidated Balance Sheets.

(DOLLARS IN MILLIONS)	June 30, 2026(1)	December 31, 2025
Assets
Trade receivables, net	$485	$462
Inventories	726	775
Prepaid expenses and other current assets	135	144
Property, plant and equipment, net	1,358	1,441
Goodwill	43	43
Other intangible assets, net	1,965	2,168
Operating lease right-of-use assets	64	71
Other assets	64	73
Valuation allowance	—	(115)
Total assets of discontinued operations	4,840	5,062
Liabilities
Accounts payable	411	388
Accrued payroll and bonus	65	68
Other current liabilities	82	88
Long-term debt	2	2
Retirement Liabilities	12	12
Operating Lease Liabilities	52	54
Deferred Income Taxes	538	539
Other liabilities	8	16
Total liabilities of discontinued operations	$1,170	$1,167
_______________________
(1)All assets and liabilities of discontinued operations were classified as current on the Consolidated Balance Sheets as of June 30, 2026 as it was probable that the sale of the Food Ingredients disposal group would be completed within one year from the balance sheet date.

NOTE 4. ASSETS AND LIABILITIES HELD FOR SALE AND BUSINESS DIVESTITURES
Assets and Liabilities Held for Sale
Sale of CitraSource Business
On June 23, 2026, the Company entered into a definitive agreement to divest the CitraSource business, which is included in the Scent segment. This transaction was closed on July 1, 2026.
The sale does not constitute a strategic shift of the Company’s operations and does not, and will not, have a major effect on the Company’s operations and financial results. Therefore, the transaction does not meet the discontinued operations criteria.
The Company determined that the assets and liabilities of the CitraSource business met the criteria to be presented as “held for sale” during the second quarter of 2026. As a result, as of June 30, 2026, such assets and liabilities were classified as held for sale on the Consolidated Balance Sheets.
The Company determined that the fair value less costs to sell of $41 million of the CitraSource business was less than its net book value. As such, the Company recorded a loss on assets classified as held for sale of $27 million for the three months ended June 30, 2026 to adjust the net book value of this business to its fair value less costs to sell. The Company recorded the loss on classification of held for sale as a valuation allowance on the group of assets held for sale, without allocation to the individual assets or major classes of assets within the group.
Carrying Amount of Assets and Liabilities Held for Sale
Included in the Company’s Consolidated Balance Sheets as of June 30, 2026 are the following carrying amounts of the assets and liabilities held for sale, related to the CitraSource business.

(DOLLARS IN MILLIONS)	June 30, 2026
Assets
Trade receivables, net	$1
Inventories	27
Property, plant and equipment, net	4
Goodwill	8
Other intangible assets, net	31
Less: Loss recognized on assets held-for-sale	(27)
Total assets held-for-sale	44
Liabilities
Accounts payable	3
Total liabilities held-for-sale	$3
Business Divestitures
Divestiture of the Pharma Solutions Disposal Group
During March 2024, the Company announced it had entered into an agreement to sell its Pharma Solutions business that is primarily made up of most businesses within the Company’s existing Pharma Solutions reportable operating segment (the “Pharma Solutions disposal group”). The Company completed the divestiture on May 1, 2025, and received gross cash proceeds of $2.581 billion at the time. During the six months ended June 30, 2026, the Company received an additional $97 million of proceeds related to an earnout for 2024 performance and has paid $11 million primarily related to indemnifications payable. The Company and the buyer are still in the process of determining the final earnout amount related to the 2025 performance and other post-closing adjustments, which are primarily related to cash, working capital balances, and other adjustments per the transaction agreement. The fair value estimation of the final earnout amount uses Level 3 unobservable inputs as categorized within the ASC Topic 820 fair value hierarchy, as discussed in Note 3 of the Company’s 2025 Form 10-K. Based on the final calculation of 2025 results and post-closing adjustments, there could be a significant increase or decrease in the total sale consideration.
The following table summarizes the fair value of sale consideration received in connection with the business divestiture:

(DOLLARS IN MILLIONS)
Cash proceeds from the buyer	$2,581
2024 earnout	97
Receivable for 2025 earnout and other post-closing adjustments	46
Indemnifications and other payable	(16)
Direct costs to sell	(30)
Fair value of sale consideration	$2,678
The net proceeds received from the business divestiture presented under Cash flows from investing activities represent the cash portion of the sale consideration, reduced by the cash transferred to the buyer as part of the transaction. Amounts paid for direct costs to sell are presented under Cash flows from operating activities.
The following table summarizes the components of net proceeds received from the business divestiture presented under Cash flows from investing activities for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2026	2025
Cash proceeds from the buyer	$97	$2,581
Cash transferred to the buyer at close	—	(29)
Payments to the buyer	(11)	—
Net Cash flows from investing activities	$86	$2,552

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
_______________________
(1) The goodwill presented here is net of the $64 million goodwill impairment charge.
(2) A loss was recorded on assets held-for-sale in the amount of $307 million through March 31, 2025.
As a result of the business divestiture, the Company recognized a pre-tax loss of approximately $121 million, subject to certain post-closing adjustments, presented in Losses on business disposals on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the six months ended June 30, 2025. This is in addition to the life-to-date loss on assets classified as held for sale of $307 million recognized through March 31, 2025.
Divestiture of the Nitrocellulose Business
During October 2024, the Company entered into an agreement to sell its Nitrocellulose business (including the related industrial park in Germany), which was included within the Company’s existing Pharma Solutions reportable operating segment. The Company completed the divestiture on May 9, 2025, and received cash proceeds of approximately $161 million. The sale consideration is subject to certain post-closing adjustments, which are primarily related to cash, working capital balances, and other adjustments per the transaction agreement. The Company made a payment of $1 million related to post-closing adjustments during the three months ended June 30, 2026.
The following table summarizes the fair value of sale consideration received in connection with the business divestiture:

(DOLLARS IN MILLIONS)
Cash proceeds from the buyer	$161
Direct costs to sell	(3)
Other post-closing adjustments	(1)
Fair value of sale consideration	$157
The net proceeds received from the business divestiture presented under Cash flows from investing activities represent the cash portion of the sale consideration, which was determined as the fair value of sale consideration adjusted by the cash transferred to the buyer as part of the transaction. Amounts paid for direct costs to sell are presented under Cash flows from operating activities.
The following table summarizes the components of net proceeds received from the business divestiture presented under Cash flows from investing activities for the six months ended June 30, 2025.

(DOLLARS IN MILLIONS)
Cash proceeds from the buyer	$161
Cash transferred to the buyer at close	(9)
Net Cash flows from investing activities	$152
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
As a result of the business divestiture, the Company recognized a pre-tax gain of approximately $9 million, subject to certain post-closing adjustments. A loss of $1 million and a gain of $10 million are presented within Losses on business disposals on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025, respectively.
Divestiture of a Tobacco Flavoring Business in North America

The Company completed the divestiture of the Tobacco Flavoring Business in North America on April 1, 2025, and received gross cash proceeds of approximately $20 million.
As a result of the divestiture, the Company recognized a pre-tax gain of $1 million presented in Losses on business disposals on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2025.

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
The estimated total cost of the program initiatives ranges from $85 million to $100 million. The anticipated cash charges include employee-related costs such as severance, contract terminations costs, and dismantling costs. Additionally, non-cash charges related to assets, such as fixed asset write downs, are expected.
Since the inception of the program, the Company has recognized $78 million in severance costs and $1 million in fixed asset write-downs and site closure expenses. During the three and six months ended June 30, 2026, the Company incurred approximately $6 million and $10 million, respectively, in severance costs in connection with the IFF Productivity Program, including $1 million of non-cash stock compensation acceleration expense. During the three and six months ended June 30, 2025, the Company incurred approximately $20 million and $35 million, respectively, in severance costs in connection with the IFF Productivity Program.
Changes in Restructuring Liabilities
Changes in restructuring liabilities during the six months ended June 30, 2026 were as follows:

(DOLLARS IN MILLIONS)	Balance at January 1, 2026	Additional Charges (Reversals), Net	Non-Cash Charges	Cash Payments	Balance at June 30, 2026
IFF Productivity Program
Severance	$34	$10	$(1)	$(27)	$16
Total Restructuring and other charges	$34	$10	$(1)	$(27)	$16
Restructuring liabilities are presented in “Other current liabilities” on the Consolidated Balance Sheets.
Charges by Segment
The following table summarizes the total amount of costs incurred in connection with the restructuring programs and activities by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2026	2025	2026	2025
Taste	$3	$8	$5	$10
Health & Biosciences	3	7	5	11
Scent	—	5	—	14
Total Restructuring and other charges	$6	$20	$10	$35

NOTE 6.    STOCK COMPENSATION PLANS
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

Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2026	2025	2026	2025
Equity-based awards	$32	$29	$45	$46
Liability-based awards	1	1	2	1
Total stock-based compensation expense	33	30	47	47
Less: Tax benefit	(6)	(8)	(9)	(12)
Total stock-based compensation expense, after tax	$27	$22	$38	$35
As of June 30, 2026, there was approximately $86 million of total unrecognized compensation cost related to non-vested awards granted under the equity incentive plans.

NOTE 7. SEGMENT INFORMATION
The Company’s reportable segments are: Taste, Health & Biosciences, and Scent. Beginning in the second quarter of 2026, the Company determined that the held for sale and discontinued operations criteria were met for the entirety of the Food Ingredients segment, after certain perimeter adjustments, and classified its results as discontinued operations for the periods presented. Accordingly, the Food Ingredients segment results have been excluded from the segment information herein. Prior to the sale of the Pharma Solutions disposal group in the second quarter of 2025, Pharma Solutions was also a reportable segment.
The Company’s CODM evaluates the performance of these reportable segments based on its Adjusted Operating EBITDA, which is defined as Income from continuing operations before taxes, depreciation and amortization expense, interest expense, restructuring and other charges and certain items that are not related to recurring operations. Certain corporate costs previously allocated to the Food Ingredients business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to the Company’s three remaining segments.
The Company’s CODM uses Adjusted Operating EBITDA to evaluate segment performance in deciding whether to reinvest resources into the segment or into other parts of the entity. Budget versus actual results of Adjusted Operating EBITDA are used in assessing performance of the segment and in establishing certain compensation payouts. The Company’s CODM also uses Adjusted Operating EBITDA in competitive analysis by benchmarking to the Company’s competitors. Adjusted Operating EBITDA excludes results reported as discontinued operations.
The Company’s CODM does not use assets by segment to evaluate segment performance or allocate resources and thus, total assets by segment are not disclosed.
Reportable segment information was as follows:

	Three Months Ended June 30, 2026
	Taste	Health & Biosciences	Scent	Total
Net sales	$688	$601	$665	$1,954
Cost of sales	(415)	(313)	(374)
Research & development expenses	(48)	(58)	(64)
Selling & administrative expenses	(120)	(114)	(112)
Depreciation expense add-back (a)	19	34	19
Adjusted Operating EBITDA from Continuing Operations	$124	$150	$134	$408

Reconciliation of Adjusted Operating EBITDA from Continuing Operations:
Total Adjusted Operating EBITDA from Continuing Operations	$408
Depreciation & Amortization	(154)
Interest Expense	(46)
Other Expense, net (b)	(20)
Restructuring and Other Charges (c)	(6)
Losses on Business Disposals (e)	(1)
Loss on Assets Classified as Held for Sale (f)	(27)
Divestiture Costs (g)	(10)
Strategic Initiative Costs (h)	(9)
Regulatory Costs (i)	(71)
Entity Realignment Costs (k)	(1)
Other (l)	1
Income from continuing operations before taxes	$64

	Six Months Ended June 30, 2026
	Taste	Health & Biosciences	Scent	Total
Net sales	$1,368	$1,176	$1,316	$3,860
Cost of sales	(808)	(622)	(749)
Research & development expenses	(93)	(111)	(120)
Selling & administrative expenses	(228)	(219)	(209)
Depreciation expense add-back (a)	37	66	37
Adjusted Operating EBITDA from Continuing Operations	$276	$290	$275	$841

Reconciliation of Adjusted Operating EBITDA from Continuing Operations:
Total Adjusted Operating EBITDA from Continuing Operations	$841
Depreciation & Amortization	(306)
Interest Expense	(90)
Other Expense, net (b)	(33)
Restructuring and Other Charges (c)	(10)
Losses on Business Disposals (e)	(1)
Loss on Assets Classified as Held for Sale (f)	(27)
Divestiture Costs (g)	(15)
Strategic Initiative Costs (h)	(18)
Regulatory Costs (i)	(81)
Entity Realignment Costs (k)	(2)
Other (l)	2
Income from continuing operations before taxes	$260

	Three Months Ended June 30, 2025
	Taste	Health & Biosciences	Scent	Pharma Solutions	Total
Net sales	$654	$559	$603	$103	$1,919
Cost of sales	(397)	(294)	(336)	(68)
Research & development expenses	(49)	(55)	(62)	(3)
Selling & administrative expenses	(108)	(101)	(101)	(10)
Depreciation expense add-back (a)	17	30	17	—
Adjusted Operating EBITDA from Continuing Operations	$117	$139	$121	$22	$399

Reconciliation of Adjusted Operating EBITDA from Continuing Operations:
Total Adjusted Operating EBITDA from Continuing Operations	$399
Depreciation & Amortization	(146)
Interest Expense	(61)
Other Expense, net (b)	(20)
Restructuring and Other Charges (c)	(20)
Losses on Business Disposals (e)	(111)
Gain on Extinguishment of Debt (j)	488
Divestiture Costs (g)	(26)
Strategic Initiative Costs (h)	(6)
Regulatory Costs (i)	(53)
Entity Realignment Costs (k)	(4)
Other (l)	(2)
Income from continuing operations before taxes	$438

	Six Months Ended June 30, 2025
	Taste	Health & Biosciences	Scent	Pharma Solutions	Total
Net sales	$1,304	$1,079	$1,217	$369	$3,969
Cost of sales	(791)	(576)	(679)	(248)
Research & development expenses	(90)	(106)	(120)	(8)
Selling & administrative expenses	(209)	(193)	(191)	(42)
Depreciation expense add-back (a)	32	58	32	5
Adjusted Operating EBITDA from Continuing Operations	$246	$262	$259	$76	$843

Reconciliation of Adjusted Operating EBITDA from Continuing Operations:
Total Adjusted Operating EBITDA from Continuing Operations	$843
Depreciation & Amortization	(288)
Interest Expense	(132)
Other Expense, net (b)	(39)
Restructuring and Other Charges (c)	(35)
Impairment of Goodwill (d)	(34)
Losses on Business Disposals (e)	(111)
Gain on Extinguishment of Debt (j)	488
Divestiture Costs (g)	(77)
Strategic Initiative Costs (h)	(14)
Regulatory Costs (i)	(64)
Entity Realignment Costs (k)	(5)
Other (l)	(6)
Income from continuing operations before taxes	$526
_______________________

a)	There is depreciation recorded within cost of sales, research & development expenses, and selling & administrative expenses, which is then added back to calculate segment Adjusted Operating EBITDA from continuing operations. This reflects how the CODM reviews Segment results.
b)	Please refer to Note 9 for additional information.
c)	Represents costs related to severance as part of the IFF Productivity Program.
d)	For 2025, represents the impairment of goodwill attributable to the portion of the Food Ingredients reporting unit that is not included within the Food Ingredients or SCL disposal groups.
e)
For 2026, primarily represents losses recognized as part of final settlement adjustments related to the divestiture of the Nitrocellulose business in 2025. For 2025, primarily represents losses recognized as part of the sale of the Pharma Solutions disposal group, offset in part by gains recognized as part of the sale of the Nitrocellulose business. Please refer to Note 4 for additional information.

f)	For 2026, represents the loss on assets classified as held for sale related to the CitraSource business within the Scent segment.
g)	For 2026 and 2025, primarily represents costs related to the Company’s completed and anticipated divestitures, excluding costs related to the planned divestiture of the Food Ingredients disposal group. These costs primarily consisted of external consulting fees, professional and legal fees and salaries of individuals who are fully dedicated to such efforts.
h)	Represents costs related to the Company’s strategic assessment and business portfolio optimization efforts and reorganizing the Global Business Services (GBS) Centers. In 2026, the GBS reorganization has been expanded to include additional functions such as customer service, supply chain and logistics in addition to human resources, accounting and finance, as well as additional efforts to automate processes and expand the use of artificial intelligence (AI) for these functions. These costs primarily consisted of external consulting fees and salaries of individuals who are fully dedicated to such efforts. Costs to develop software and AI are only included to the extent that they do not qualify for capitalization.
i)	For 2026 and 2025, represents costs primarily related to provisions recognized for the ongoing investigations of the fragrance businesses and legal fees incurred.
j)	For 2025, represents the gain recognized on the extinguishment of debt in connection with the completion of tender offers. Please refer to Note 14 for additional information.
k)	Represents primarily consulting costs related to the Company’s implementation of a phased restructuring initiative aimed at optimizing its legal entity framework.
l)	For 2025, represents the net impact of costs related to severance, including accelerated stock compensation expense, for certain executives who have separated from the Company, in addition to consulting costs related to the Company’s implementation of a phased restructuring initiative aimed at optimizing its legal entity framework.

Reportable segment capital expenditures consisted as follows:

	Three Months Ended June 30,
(DOLLARS IN MILLIONS)	2026	2025
Taste	$33	$15
Health and Biosciences	45	26
Scent	20	12
Pharma Solutions	—	10
Consolidated	$98	$63

	Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2026	2025
Taste	$67	$56
Health and Biosciences	97	61
Scent	69	53
Pharma Solutions	—	38
Consolidated	$233	$208
Net sales, which are attributed to individual regions based upon the destination of product delivery, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2026	2025	2026	2025
Europe, Africa and Middle East	$715	$689	$1,411	$1,401
Greater Asia	501	464	978	955
North America	481	516	979	1,113
Latin America	257	250	492	500
Consolidated	$1,954	$1,919	$3,860	$3,969

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2026	2025	2026	2025
Net sales related to the U.S.	$454	$493	$942	$1,042
Net sales attributed to all foreign countries	1,500	1,426	2,918	2,927
No country other than the U.S. had net sales greater than 10% of total consolidated net sales for each of the three and six months ended June 30, 2026 and 2025.

NOTE 8. EMPLOYEE BENEFITS
Pension and other defined contribution retirement plan expenses included the following components:

(DOLLARS IN MILLIONS)	U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest cost on projected benefit obligation(1)	$1	$—	$1	$1
Net amortization and deferrals	—	1	—	1
Net periodic benefit cost - total	$1	$1	$1	$2

(DOLLARS IN MILLIONS)	Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service cost for benefits earned(2)	$5	$5	$10	$10
Interest cost on projected benefit obligation(1)	9	9	18	17
Expected return on plan assets(1)	(15)	(12)	(29)	(23)
Net amortization and deferrals(1)	2	1	4	2
Net periodic benefit cost - total	$1	$3	$3	$6
_______________________
(1)Included as a component of Other expense, net.
(2)Included as a component of Operating profit.
On a total Company basis, the Company expects to contribute a total of $5 million to its U.S. pension plans and a total of $17 million to its non-U.S. pension plans during 2026. During the six months ended June 30, 2026, $2 million of contributions were made with respect to the Company’s non-qualified U.S. pension plans and $8 million of contributions were made to the non-U.S. pension plans.
Expense recognized for post-retirement benefits other than pensions included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2026	2025	2026	2025
Interest cost on projected benefit obligation	$—	$—	$1	$1
Net amortization and deferrals	—	—	—	(1)
Postretirement benefit expense - total	$—	$—	$1	$—
The Company expects to make $4 million of payments related to its postretirement benefits other than pension plans during 2026. In the six months ended June 30, 2026, $2 million of benefit payments were made.

NOTE 9. OTHER EXPENSE, NET
Other expense, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2026	2025	2026	2025
Foreign exchange losses	$(21)	$(27)	$(37)	$(50)
Interest income	4	7	7	11
Pension-related benefit	2	—	5	1
Other	(5)	—	(8)	(1)
Other expense, net	$(20)	$(20)	$(33)	$(39)

NOTE 10. INCOME TAXES
The effective tax rate for the three months ended June 30, 2026 was 48.4%, which was primarily driven by increased non-deductible regulatory costs, changes in the mix of earnings as well as tax costs associated with repatriation activities, offset by favorable legislative changes impacting U.S. foreign inclusions.
The effective tax rate for the six months ended June 30, 2026 was 27.7%, which was primarily driven by increased non-deductible regulatory costs, the entity realignment project, changes in the mix of earnings post business divestitures, offset by favorable legislative changes impact U.S. foreign inclusions.
The effective tax rates for the three and six months ended June 30, 2025 were (25.6)% and (17.5)%, respectively, which were primarily driven by the tax benefit resulting from the entity realignment project, offset in part by the impact of business divestitures and changes in the mix of earnings following the divestitures.

NOTE 11. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of the following amounts:

(DOLLARS IN MILLIONS)	June 30, 2026	December 31, 2025
Asset Type
Land	$61	$62
Buildings and improvements	1,377	1,359
Machinery and equipment	2,591	2,506
Information technology	630	594
Construction in process	263	318
Total Property, plant and equipment	4,922	4,839
Accumulated depreciation	(2,256)	(2,154)
Total Property, plant and equipment, net	$2,666	$2,685
Depreciation expense was $72 million and $64 million for the three months ended June 30, 2026 and 2025, respectively, and $140 million and $126 million for the six months ended June 30, 2026 and 2025, respectively.
Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time straight-line amortization of the capitalized interest begins over the estimated useful lives of the related assets. Capitalized interest was approximately $3 million for the three months ended June 30, 2026 and 2025, and approximately $7 million and $6 million for the six months ended June 30, 2026 and 2025.

NOTE 12. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill attributable to each reportable segment for the six months ended June 30, 2026 were as follows:

(DOLLARS IN MILLIONS)	Taste	Scent	Health & Biosciences	Total
Balance at January 1, 2026	$2,296	$1,508	$4,422	$8,226
Transferred to assets held for sale	—	(8)	—	(8)
Foreign exchange	(27)	(11)	(35)	(73)
Balance at June 30, 2026	$2,269	$1,489	$4,387	$8,145
Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	June 30,	December 31,
(DOLLARS IN MILLIONS)	2026	2025
Asset Type
Customer relationships	$4,541	$4,625
Technological know-how	1,337	1,354
Trade names & patents	165	170
Other	25	25
Total carrying value	6,068	6,174
Accumulated Amortization
Customer relationships	(1,591)	(1,507)
Technological know-how	(629)	(592)
Trade names & patents	(95)	(90)
Other	(21)	(21)
Total accumulated amortization	(2,336)	(2,210)
Other intangible assets, net	$3,732	$3,964

Amortization
Amortization expense was $82 million for each of the three months ended June 30, 2026 and 2025, and $166 million and $162 million for the six months ended June 30, 2026 and 2025, respectively.
Amortization expense for the next five years, based on valuations and determinations of useful lives, is expected to be as follows:

(DOLLARS IN MILLIONS)	Remainder of 2026	2027	2028	2029	2030
Estimated future intangible amortization expense	$166	$329	$323	$297	$293

NOTE 13.    OTHER CURRENT ASSETS AND LIABILITIES, AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	June 30, 2026	December 31, 2025
Value-added tax receivable	$125	$108
Prepaid income taxes	233	192
Packaging materials and supplies	45	43
Prepaid expenses	139	161
Earnout and other post-closing adjustments receivable	46	139
Other	118	99
Total	$706	$742

Other assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	June 30, 2026	December 31, 2025
Deferred income taxes	$313	$261
Overfunded pension plans	183	177
Cash surrender value of life insurance contracts	58	57
Finance lease right-of-use assets	27	25
Equity method investments	10	10
Long-term income tax receivables(1)	218	215
Other(2)	211	209
Total	$1,020	$954
_______________________
(1)Primarily relates to long-term tax receivables due to an operating loss carryback and long-term uncertain tax benefits.
(2)Primarily relates to land usage rights in China, long-term value-added tax receivables, and receivables from certain government authorities which the Company has corresponding payables to DuPont in relation to the N&B merger in 2021.

Other current liabilities consisted of the following amounts:

(DOLLARS IN MILLIONS)	June 30, 2026	December 31, 2025
Rebates and incentives payable	$89	$98
Value-added tax payable	36	29
Interest payable	34	27
Current pension and other postretirement benefit obligation	14	13
Accrued restructuring	16	34
Current operating lease obligation	83	78
Accrued income taxes	131	145
Accrued expenses payable	299	266
Other	189	145
Total	$891	$835

NOTE 14.    DEBT
Debt consisted of the following:

(DOLLARS IN MILLIONS)	Effective Interest Rate	June 30, 2026	December 31, 2025
2026 Euro Notes(1)	1.93%	914	940
2027 Notes(1)	1.56%	803	804
2028 Notes(1)	4.57%	399	399
2030 Notes(1)	2.21%	1,238	1,238
2040 Notes(1)	3.04%	341	341
2047 Notes(1)	4.44%	392	392
2048 Notes(1)	5.12%	674	674
2050 Notes(1)	3.21%	888	888
Revolving Credit Facility(2)		—	—
Commercial paper(3)		50	314
Bank overdrafts and other		—	2
Total debt		5,699	5,992
Less: Short-term borrowings		(964)	(1,254)
Total Long-term debt		$4,735	$4,738
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
Delayed Draw Term Loan Facility
On June 23, 2026, the Company entered into a Term Loan Credit Agreement providing for a $1.0 billion senior unsecured delayed draw term loan facility. The facility permits a single borrowing in U.S. dollars through September 25, 2026, and matures on December 31, 2027, with no ability to re-borrow amounts repaid. Proceeds, together with cash on hand, are intended to refinance the Company’s €800 million aggregate principal amount of 1.800% Senior Notes due September 25, 2026, to pay related fees and expenses incurred in connection with the loan, and for general corporate purposes. Borrowings will bear interest at Term SOFR plus an applicable margin ranging from 0.875% to 1.500% per annum, or, at the Company’s option, a base rate plus an applicable margin ranging from 0.000% to 0.500% per annum, in each case based on the Company’s public debt ratings. The agreement also requires mandatory prepayment with 100% of the net cash proceeds from the sale of the Company’s Food Ingredients business. The agreement contains customary representations and warranties, affirmative and negative covenants, including a maximum net debt to consolidated EBITDA ratio of 3.75 to 1.00, and events of default that are substantially consistent with those contained in the Company’s Revolving Credit Facility.
Repayments of Debt
Tender Offers
On May 20, 2025, the Company commenced tender offers to purchase for cash certain of its outstanding series of Senior Notes for an aggregate purchase price, excluding accrued and unpaid interest, of $2.0 billion. The carrying value of this series of Senior Notes purchased as a result of these tender offers was $2.5 billion. The Company also incurred approximately $6 million of banking and legal costs. In connection with the completion of these tender offers, the Company recognized a gain on debt extinguishment of $488 million within the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the period ended June 30, 2025. The tender offers were primarily funded through the proceeds received from the divestiture of the Pharma Solutions disposal group.
Other
For the six months ended June 30, 2025, the Company made debt repayments totaling approximately $413 million on the remaining balance of the 2026 Term Loan Facility. This was done using a portion of the cash proceeds from the divestiture of the Pharma Solutions disposal group in accordance with the terms of the Term Loan Facility agreement.

Commercial Paper
As of June 30, 2026, the amount of commercial paper outstanding was $50 million with a weighted average interest rate of 4.15% and a weighted average maturity of 14 days. As of December 31, 2025, the amount of commercial paper outstanding was $314 million with a weighted average interest rate of 4.21% and a weighted average maturity of 35 days.
For the six months ended June 30, 2026, the Company had gross issuances of $2.731 billion and repayments of $2.995 billion under the commercial paper program. For the six months ended June 30, 2025, the Company had gross issuances of $3.284 billion and repayments of $3.284 billion under the commercial paper program. The commercial paper issued during each of the six months ended June 30, 2026 and 2025 had original maturities of less than three months.
The commercial paper program is backed by the borrowing capacity available under the Revolving Credit Facility. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact the Company’s interest expense.
Revolving Credit Facility
For the six months ended June 30, 2026 and 2025, the Company had no drawdowns or repayments under the $2 billion Revolving Credit Facility.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of June 30, 2026, the Company has a total capacity of approximately $1.738 billion of lines of credit with various financial institutions, of which $1.736 billion is available as of June 30, 2026.

NOTE 15.   LEASES
The Company has leases for corporate offices, manufacturing facilities, research and development facilities and certain transportation and office equipment. The Company’s leases have remaining lease terms of up to 50 years, some of which include options to extend the leases for up to 15 years.
The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(DOLLARS IN MILLIONS)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating leases
Operating lease cost	$27	$27	$54	$47
Variable lease cost	13	8	26	27
Total operating lease cost	$40	$35	$80	$74
Finance leases
Finance lease cost	$4	$2	$7	$5
Supplemental cash flow information related to leases was as follows:

	Six Months Ended	Six Months Ended
(DOLLARS IN MILLIONS)	June 30, 2026	June 30, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$55	$56
Operating cash flows for finance leases	1	1
Financing cash flows for finance leases	6	4
Right-of-use assets obtained in exchange for lease obligations
Operating leases	24	62
Finance leases	11	5
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
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company also considers counterparty credit risk in its assessment of fair value. The Company determines the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the Secured Overnight Financing Rate (“Term SOFR”) swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. Instruments classified as Level 3 include the receivable for earnout as discussed in Note 13, as well as instruments held in pension asset trusts as discussed in Note 8 of the Company’s 2025 Form 10-K. These valuations take into consideration the Company’s credit risk and its counterparties’ credit risk.
The carrying values and the estimated fair values of financial instruments at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026		December 31, 2025
(DOLLARS IN MILLIONS)	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 1
Cash and cash equivalents(1)	$569	$569	$590	$590
LEVEL 2
Credit facilities and bank overdrafts(2)	—	—	2	2
Derivatives
Derivative assets(3)	13	13	18	18
Derivative liabilities(3)	254	254	241	241
Commercial paper(2)	50	50	314	314
Long-term debt:
2026 Euro Notes(4)	914	912	940	935
2027 Notes(4)	803	773	804	768
2028 Notes(4)	399	399	399	403
2030 Notes(4)	1,238	1,111	1,238	1,113
2040 Notes(4)	341	252	341	255
2047 Notes(4)	392	324	392	322
2048 Notes(4)	674	604	674	607
2050 Notes(4)	888	591	888	585
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
Hedges Related to Issuances of Debt
As of June 30, 2026, the Company had no debt instruments designated as net investment hedges. During the second quarter of 2026, the Company de-designated its Euro Notes as a hedge of a portion of its net European investments. Subsequent changes in the fair value of the debt are recorded in earnings. Amounts previously recorded in accumulated other comprehensive income (“AOCI”) related to the hedge remain in AOCI until the related net investment is substantially liquidated. The Company entered into additional foreign currency forward contracts to hedge the remaining currency fluctuations on the Euro Notes until maturity in September 2026.
Cross Currency Swaps
The Company has twenty-two EUR/USD cross currency swaps with a notional value of $2.4 billion that mature through February 2036. The swaps all qualified as net investment hedges in order to mitigate a portion of the Company’s net European investments from foreign currency risk. As of June 30, 2026, the swaps were in a net liability position with an aggregate fair value of $194 million, of which $11 million were in an asset position presented in “Other assets” and $205 million were in a liability position presented in “Other liabilities” on the Consolidated Balance Sheets. Changes in fair value related to cross currency swaps are recorded in OCI.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of June 30, 2026 and December 31, 2025:

(DOLLARS IN MILLIONS)	June 30, 2026	December 31, 2025
Foreign currency contracts(1)	$(2,965)	$(1,840)
Cross currency swaps	2,400	1,900
_______________________
(1)Foreign currency contracts are presented net of the outstanding buy/(sell) instruments.
The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected on the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency forward contracts	$—	$2	$2
Cross currency swaps	11	—	11
Total derivative assets	$11	$2	$13
Derivative liabilities(2)
Foreign currency forward contracts	$—	$49	$49
Cross currency swaps	205	—	205
Total derivative liabilities	$205	$49	$254

	December 31, 2025
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency forward contracts	$—	$17	$17
Cross currency swaps	1	—	1
Total derivative assets	$1	$17	$18
Derivative liabilities(2)
Foreign currency forward contracts	$—	$3	$3
Cross currency swaps	238	—	238
Total derivative liabilities	$238	$3	$241
 _______________________
(1)Derivative assets are recorded to Prepaid expenses and other current assets on the Consolidated Balance Sheets.
(2)Derivative liabilities are recorded to Other current liabilities and Other liabilities on the Consolidated Balance Sheets.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025:

	Amount of Gain (Loss) Recognized in Income on Derivative Settlements		Amount of Gain (Loss) Recognized in Income on Changes in Fair Value		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Three Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Foreign currency forward contracts(1)	$(9)	$93	$(34)	$36	Other expense, net

	Amount of Gain (Loss) Recognized in Income on Derivative Settlements		Amount of Gain (Loss) Recognized in Income on Changes in Fair Value		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Foreign currency forward contracts(1)	$(19)	$115	$(61)	$66	Other expense, net
_______________________
(1)The foreign currency contract net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative and non-derivative instruments designated as cash flow and net investment hedging instruments, net of tax, on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025:

	Amount of Gain (Loss) Recognized in OCI on Derivative and Non-Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (“AOCI”) into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
(DOLLARS IN MILLIONS)	2026	2025		2026	2025
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$(1)	$—	Income (loss) from Discontinued Operations	$—	$1
Interest rate swaps(1)	—	—	Interest expense	—	(1)

Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	(8)	(132)	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2026 Euro Notes	(8)	(78)	N/A	—	—
Tax benefit	4	49		—	—
Total	$(13)	$(161)		$—	$—

	Amount of Gain (Loss) Recognized in OCI on Derivative and Non-Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2026	2025		2026	2025
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$3	$(1)	Income (loss) from Discontinued Operations	$—	$1
Interest rate swaps(1)	—	—	Interest expense	—	(1)
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	43	(164)	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2026 Euro Notes	8	(115)	N/A	—	—
Tax (expense) benefit	(12)	66		—	—
Total	$42	$(214)		$—	$—
_______________________
(1)     Interest rate swaps were entered into as pre-issuance hedges for the Company’s bond offerings.
The ineffective portion of the above noted net investment hedges was approximately $6 million and $3 million for the three months ended June 30, 2026 and 2025, respectively, and $11 million and $7 million for the six months ended June 30, 2026 and 2025, respectively, and was recorded as a reduction to Interest expense on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
At June 30, 2026, based on current market rates, the Company does not expect any material derivative losses (net of tax), included in AOCI, to be reclassified into earnings within the next 12 months.

NOTE 17.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present changes in the accumulated balances for each component of other comprehensive loss, including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive loss, for the three and six months ended June 30, 2026 and 2025:

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive loss, net of tax, as of April 1, 2026	$(1,363)	$—	$(148)	$(1,511)
OCI before reclassifications	(77)	(1)	3	(75)
Amounts reclassified from AOCI	—	—	(2)	(2)
Net current period other comprehensive income (loss)	(77)	(1)	1	(77)
Accumulated other comprehensive loss, net of tax, as of June 30, 2026	$(1,440)	$(1)	$(147)	$(1,588)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive loss, net of tax, as of January 1, 2026	$(1,273)	$(4)	$(153)	$(1,430)
OCI before reclassifications	(167)	3	10	(154)
Amounts reclassified from AOCI	—	—	(4)	(4)
Net current period other comprehensive income (loss)	(167)	3	6	(158)
Accumulated other comprehensive loss, net of tax, as of June 30, 2026	$(1,440)	$(1)	$(147)	$(1,588)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive loss, net of tax, as of April 1, 2025	$(2,022)	$(3)	$(98)	$(2,123)
OCI before reclassifications	710	—	(1)	709
Reclassifications due to business divestitures	48	—	(50)	(2)
Amounts reclassified from AOCI	—	—	1	1
Net current period other comprehensive income (loss)	758	—	(50)	708
Accumulated other comprehensive loss, net of tax, as of June 30, 2025	$(1,264)	$(3)	$(148)	$(1,415)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive loss, net of tax, as of January 1, 2025	$(2,426)	$(2)	$(99)	$(2,527)
OCI before reclassifications	1,114	(1)	(1)	1,112
Reclassifications due to business divestitures	48	—	(50)	(2)
Amounts reclassified from AOCI	—	—	2	2
Net current period other comprehensive income (loss)	1,162	(1)	(49)	1,112
Accumulated other comprehensive loss, net of tax, as of June 30, 2025	$(1,264)	$(3)	$(148)	$(1,415)
The following table provides details about reclassifications out of Accumulated other comprehensive loss to the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss):

	Three Months Ended June 30,		Affected Line Item in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(DOLLARS IN MILLIONS)	2026	2025
Prior service cost	$—	$1	(1)
Actuarial losses (gains)	2	(2)	(1)
Total	$2	$(1)	Total, net of income taxes

	Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(DOLLARS IN MILLIONS)	2026	2025
Prior service cost	$—	$1	(1)
Actuarial losses (gains)	4	(3)	(1)
Total	$4	$(2)	Total, net of income taxes
 _______________________
(1)The amortization of prior service cost and actuarial losses (gains) is included in the computation of net periodic benefit cost. Refer to Note 8 for additional information regarding net periodic benefit cost.

NOTE 18.    COMMITMENTS AND CONTINGENCIES
Guarantees and Letters of Credit
The Company has various bank guarantees, letters of credit and surety bonds which are used to support its ongoing business operations, satisfy governmental requirements associated with pending litigation in various jurisdictions and the payment of customs duties. The amounts disclosed below represent commitments and guarantees that include both continuing and discontinued operations.
As of June 30, 2026, the Company had a total of approximately $239 million of available bank guarantees, commercial guarantees, standby letters of credit and surety bonds with various financial institutions. There was a total of approximately $55 million outstanding under the bank guarantees, standby letters of credit and commercial guarantees as of June 30, 2026.
In order to challenge certain assessments in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $8 million as of June 30, 2026.
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
Litigation Matters

A motion to approve a securities class action was filed in the Tel Aviv District Court, Israel, in August 2019, alleging, among other things, false and misleading statements largely in connection with IFF’s acquisition of Frutarom and improper payments made by Frutarom businesses operating principally in Russia and Ukraine to representatives of customers. The motion (“Oman”) (following an initial amendment) asserted claims under the Israeli Securities Act-1968 against IFF, its former Chairman and CEO, and its former CFO, and against Frutarom and certain former Frutarom officers and directors, as well as claims under the Israeli Companies Act-1999 against certain former Frutarom officers and directors. On July 14, 2022, the court approved the parties’ motion to mediate the dispute, which postponed all case deadlines until after the mediation. The parties held mediation meetings on September 13, 2022, November 22, 2022, March 1, 2023, November 2023, March 3, 2024 and April 1, 2024. In November 2024, the court granted extensions to the parties’ joint filings of the responses to the Oman motion and for the evidential hearings, for the parties to exhaust the mediation proceeding. In the second quarter of 2025, the parties finalized a settlement agreement and submitted it to the court for approval. The settlement, approved by the court in November 2025, resolves all claims against Frutarom and its former officers and directors, and was made to avoid the cost, distraction and uncertainty of prolonged litigation. The settlement agreement states the settlement payment, fees and expenses totaling 24 million New Israel Shekel (approximately $7 million) will be paid by the respondents’ insurers. As of May 2026, the full settlement amount was received by the distribution trustee.
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
On March 11, 2020, an IFF shareholder filed a motion to approve a class action in Israel against, among others, Frutarom, Yehudai, and Frutarom’s former board of directors, alleging that former minority shareholders of Frutarom were harmed as a result of the US $20 million bonus paid to Yehudai. The court held an evidentiary hearing on the motion to approve a class action in March 2024. In September 2025, the court issued a decision granting the motion to certify a class action. In December 2025, Frutarom submitted its motion for rehearing of that decision. Frutarom’s motion remains pending.
Since March 2023, various putative class action lawsuits have been filed against IFF, Firmenich International SA, Givaudan SA, and Symrise AG and/or certain affiliates thereof in the Quebec Superior Court, the Federal Court of Canada, Ontario Superior Court, the Supreme Court of British Columbia and, in several cases, the United States District Court for the District of New Jersey. These actions allege violations of the Canadian Competition Act and the Sherman Act, as applicable, and other related claims, and seek damages and other relief. IFF announced on October 17, 2025, that it entered into a settlement agreement which will be a full settlement of the multiple civil class actions brought by direct purchasers of fragrance products in the United States. On November 17, 2025, the U.S. District Court granted the motion for preliminary approval of this settlement and IFF then contributed $26 million to a settlement fund to resolve all class claims related to this direct purchaser class. On March 16, 2026 and April 6, 2026, IFF entered into respective settlement agreements with the end-user plaintiffs and the indirect purchaser plaintiffs, respectively. After preliminary approval from the U.S. District Court, IFF contributed $6 million to a settlement with indirect purchaser plaintiffs on June 25, 2026, and contributed $11 million to a settlement with end-user plaintiffs on May 6, 2026. Notices are being published for the plaintiffs in each of the three class action settlements; the notice periods have not yet closed. During the twelve months ended December 31, 2025, the Company recognized a total provision of $43 million within “Selling and Administrative Expenses” in connection with the U.S. class action lawsuits, based on estimated potential settlement amount inclusive of the amounts noted above related to settlements with direct purchasers, indirect purchasers and end-user plaintiffs. This provision does not include any potential liabilities that may arise from other civil proceedings not encompassed by the U.S. class action lawsuits. On January 27, 2026, an additional class action complaint was filed in the District of New Jersey on behalf of a class of purchasers in the United States of consumer goods containing fragrance products that were purchased outside the United States. A settlement agreement has also been reached in this class action. This settlement will not require a payment from the Company. On July 7, 2026, the Ontario Superior Court denied the plaintiff’s motion to certify the action as a Canadian national class action. IFF may face additional civil suits, in the United States, Canada, United Kingdom, European Union or in other countries, relating to such alleged conduct. At this time, IFF is unable to predict the potential outcome of these lawsuits or any potential effect they may have on the Company’s results of operations, liquidity or financial condition. The resolution of any of these items could have a material adverse effect on IFF’s results of operation, financial condition and overall business.
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
As of June 30, 2026, IFF has recognized provisions based on its best estimates related to the pending investigations. IFF is currently unable to predict or determine the duration or outcome of the investigations, or whether the outcome of the investigations will materially impact the Company’s results of operations, liquidity or financial condition. An adverse judgment or other outcome or settlement with respect to any proceedings discussed above could result in significant fines or payments by IFF. The resolution of any of these items could have a material adverse effect on IFF’s results of operations, financial condition, and overall business.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, the Company believes it has valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, the Company is required to, and has provided, bank guarantees and pledged assets in the aggregate amount of approximately $20 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.

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
As of June 30, 2026, the Company had recorded approximately $18 million of tariff refunds received, net of amounts expected to be remitted to customers, related to refunds of previously paid tariffs. The Company will continue to evaluate new information and will recognize additional tariff refunds and any related obligations when the applicable recognition criteria under ASC 450, Contingencies, are met.
NOTE 19. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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
In preparing the Consolidated Financial Statements for the year ended December 31, 2025, management identified an additional error related to tax expense on business disposals that affects the interim consolidated financial statements for the three months and six months ended June 30, 2025 and nine months ended September 30, 2025 reported within our Quarterly Reports on Form 10-Q for the fiscal periods ended June 30, 2025 and September 30, 2025. Management revised the prior interim periods to correct this error, as noted in our 2025 Form 10-K. The error had no impact on our Consolidated Financial Statements as of and for the year ended December 31, 2025.
The following tables include the revisions to previously filed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows for the periods ended June 30, 2025. The applicable notes to the accompanying financial statements have also been corrected to reflect the impact of the revisions of the previously filed consolidated interim financial statements. The following tables further present a reconciliation to the revised and recast interim consolidated financial statements reflecting discontinued operations.

Impacts to Interim Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

	Six Months Ended June 30, 2025
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	As Previously Reported	Adjustments	As Revised	Discontinued Operations Reclassification Impacts	As Revised and Recast
Net sales	$5,607	$—	$5,607	$(1,638)	$3,969
Cost of sales	3,542	—	3,542	(1,249)	2,293
Gross profit	2,065	—	2,065	(389)	1,676
Research and development expenses	346	—	346	(21)	325
Selling and administrative expenses	944	—	944	(145)	799
Amortization of acquisition-related intangibles	288	—	288	(126)	162
Impairment of goodwill	1,153	—	1,153	(1,119)	34
Restructuring and other charges	38	—	38	(3)	35
Losses on sale of assets	1	—	1	—	1
Operating profit (loss)	(705)	—	(705)	1,025	320
Interest expense	132	—	132	—	132
Gain on extinguishment of debt	(488)	—	(488)	—	(488)
Losses on business disposals	81	30	111	—	111
Other expense, net	30	—	30	9	39
Income (loss) from continuing operations before taxes	(460)	(30)	(490)	1,016	526
(Benefit) Provision for income taxes	(55)	(17)	(72)	(20)	(92)
Net income (loss) from continuing operations	(405)	(13)	(418)	1,036	618
Income (loss) from discontinued operations before tax	—	—	—	(1,016)	(1,016)
Provision (Benefit) for income taxes from discontinued operations	—	—	—	20	20
Net income (loss) from discontinued operations	—	—	—	(1,036)	(1,036)
Net loss	(405)	(13)	(418)	—	(418)
Net income attributable to non-controlling interests from continuing operations	1	—	1	—	1
Net loss attributable to IFF shareholders	$(406)	$(13)	$(419)	$—	$(419)

Income (loss) per share - basic
Continuing operations	$(1.59)	$(0.05)	$(1.64)	$4.05	$2.41
Discontinued operations	—	—	—	(4.05)	(4.05)
Net income (loss) per share – basic	$(1.59)	$(0.05)	$(1.64)	$—	$(1.64)
Income (loss) per share - diluted
Continuing operations	$(1.59)	$(0.05)	$(1.64)	$4.04	$2.40
Discontinued operations	—	—	—	(4.03)	(4.03)
Net income (loss) per share – diluted	$(1.59)	$(0.05)	$(1.64)	$0.01	$(1.63)

Comprehensive income (loss)	$707	$(13)	$694	$—	$694
Comprehensive income attributable to non-controlling interests	1	—	1	—	1
Comprehensive income (loss) attributable to IFF shareholders	$706	$(13)	$693	$—	$693

	Three Months Ended June 30, 2025
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	As Previously Reported	Adjustments	As Revised	Discontinued Operations Reclassification Impacts	As Revised and Recast
Net sales	$2,764	$—	$2,764	$(845)	$1,919
Cost of sales	1,734	—	1,734	(639)	1,095
Gross profit	1,030	—	1,030	(206)	824
Research and development expenses	182	—	182	(12)	170
Selling and administrative expenses	483	—	483	(74)	409
Amortization of acquisition-related intangibles	145	—	145	(63)	82
Restructuring and other charges	21	—	21	(1)	20
Losses on sale of assets	1	—	1	—	1
Operating profit (loss)	198	—	198	(56)	142
Interest expense	61	—	61	—	61
Gain on extinguishment of debt	(488)	—	(488)	—	(488)
Losses on business disposals	81	30	111	—	111
Other expense, net	10	—	10	10	20
Income (loss) before income taxes	534	(30)	504	(66)	438
(Benefit) for income taxes	(78)	(17)	(95)	(17)	(112)
Net income (loss) from continuing operations	612	(13)	599	(49)	550
Income (loss) from discontinued operations before tax	—	—	—	66	66
Provision (Benefit) for income taxes from discontinued operations	—	—	—	17	17
Net income (loss) from discontinued operations	—	—	—	49	49
Net income (loss)	612	(13)	599	—	599
Net income (loss) attributable to IFF shareholders	$612	$(13)	$599	$—	$599

Income (loss) per share - basic
Continuing operations	$2.39	$(0.05)	$2.34	$(0.19)	$2.15
Discontinued operations	—	—	—	0.19	0.19
Net income (loss) per share – basic	$2.39	$(0.05)	$2.34	$—	$2.34
Income (loss) per share - diluted
Continuing operations	$2.38	$(0.05)	$2.33	$(0.19)	$2.14
Discontinued operations	—	—	—	0.19	0.19
Net income (loss) per share – diluted	$2.38	$(0.05)	$2.33	$—	$2.33

Comprehensive income (loss)	$1,320	$(13)	$1,307	$—	$1,307
Comprehensive income (loss) attributable to IFF shareholders	$1,320	$(13)	$1,307	$—	$1,307
Impacts to Interim Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2025
(DOLLARS IN MILLIONS)	As Previously Reported	Adjustments	As Revised
Net loss	$(405)	$(13)	$(418)
Adjustments to reconcile to net cash provided by operating activities:
Deferred income taxes	(163)	(14)	(177)
Losses on business disposals	81	30	111
Changes in assets and liabilities, net of acquisitions:
Other assets/liabilities, net	26	(3)	23
Net cash provided by operating activities	$368	$—	$368

NOTE 20. SUBSEQUENT EVENTS

Sale of Portfolio of Botanical Extracts, Vitamins & Minerals and Food Enhancement Products
On July 20, 2026, the Company announced that it had entered into a definitive agreement to divest its portfolio of Botanical Extracts, Vitamins & Minerals, and Food Enhancement Products, which are primarily included in the Health & Biosciences and Taste segments. The transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2026. The Company expects the transaction to result in a pre-tax loss on the sale in the range of approximately $200 million to $300 million, inclusive of any related goodwill impairment.
Enhanced Share Repurchase Authorization
On August 4, 2026, the Company announced that its Board of Directors has authorized an enhanced share repurchase authorization with a total value of $2.5 billion; this amount included approximately $400 million remaining on its prior authorization. Under the program, the Board of Directors also authorized an accelerated share repurchase of $500 million, which the Company expects to execute in the second half of 2026. The remaining $2.0 billion share repurchase is expected to be executed following the closing of the Food Ingredients disposal group divestiture, with an expected completion of the program by the end of 2027. The Board will review the share repurchase program periodically and may authorize adjustments of its term and size. The Company plans to fund repurchases from cash provided by operating activities, short-term debt and net cash proceeds provided by the divestiture of the Food Ingredients disposal group.

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

OVERVIEW
Company Background
We are organized into three reportable operating segments: Taste, Health & Biosciences, and Scent.
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
On May 29, 2026, we announced that we entered into a definitive agreement to divest our Food Ingredients disposal group. We determined that the held for sale and discontinued operations criteria have been met during the second quarter of 2026 and the Company has classified the results of operations of its Food Ingredients disposal group, as well as the results of the SCL disposal group, as discontinued operations. Our Food Ingredients disposal group consists of a diversified portfolio across natural, artificial and plant-based specialty food ingredients that provide functional properties solutions for food and beverage products, as well as specialty soy protein with value-added formulations, emulsifiers and sweeteners.
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
Financial Performance Overview of Continuing Operations
Sales
Sales in the second quarter of 2026 increased $35 million, or 2% on a reported basis, to $1.954 billion compared to $1.919 billion in the 2025 period. On a comparable currency neutral basis, sales in the second quarter of 2026 increased 6% compared to the 2025 period. Exchange rate variations had a favorable impact of 2%. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies. Comparable portfolio results exclude divestiture impacts of approximately $107 million from the sale of the Pharma Solutions disposal group, the Nitrocellulose disposal group and Rene Laurent business in France.
Gross Profit
Gross profit in the second quarter of 2026 increased $29 million, or 4%, to $853 million (43.7% of sales) compared to $824 million (42.9% of sales) in the 2025 period. The increase in gross profit was primarily driven by volume increases and productivity gains and the benefit of tariff refunds received and recognized during the quarter offset in part by the change in business portfolio mix due to divestitures.

RESULTS OF CONTINUING OPERATIONS

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2026	2025		Change	2026	2025		Change
Net sales	$1,954	$1,919		2%	$3,860	$3,969		(3)%
Cost of sales	1,101	1,095		1%	2,178	2,293		(5)%
Gross profit	853	824		4%	1,682	1,676		—%
Research and development (R&D) expenses	170	170		—%	324	325		—%
Selling and administrative (S&A) expenses	437	409		7%	771	799		(4)%
Amortization of acquisition-related intangibles	82	82		—%	166	162		2%
Impairment of goodwill	—	—		NMF	—	34		NMF
Restructuring and other charges	6	20		(70)%	10	35		(71)%
Losses on sale of assets	—	1		NMF	—	1		NMF
Operating profit	158	142		11%	411	320		28%
Interest expense	46	61		(25)%	90	132		(32)%
Gain on extinguishment of debt	—	(488)		NMF	—	(488)		NMF
Losses on business disposals	1	111		(99)%	1	111		(99)%
Loss on assets classified as held for sale	27	—		NMF	27	—		NMF
Other expense, net	20	20		—%	33	39		(15)%
Income from continuing operations before taxes	64	438		(85)%	260	526		(51)%
Provision (benefit) for income taxes	31	(112)		(128)%	72	(92)		(178)%
Net income from continuing operations	$33	$550		(94)%	$188	$618		(70)%
Income (loss) from discontinued operations before tax	31	66		(53)%	44	(1,016)		(104)%
Provision for income taxes from discontinued operations	13	17		(24)%	11	20		(45)%
Net income (loss) from discontinued operations	18	49		(63)%	33	(1,036)		(103)%
Net income (loss)	51	599		(91)%	221	(418)		(153)%
Net income attributable to non-controlling interests from continuing operations	—	—		NMF	1	1		—%
Net income attributable to non-controlling interests from discontinued operations	1	—		NMF	1	—		NMF
Net income (loss) attributable to IFF shareholders	$50	$599		(92)%	$219	$(419)		(152)%
Income (loss) per share - basic
Continuing operations	$0.13	$2.15		(94)%	$0.73	$2.41		(70)%
Discontinued operations	0.07	0.19		(65)%	0.13	(4.05)		(103)%
Net income (loss) per share - basic	$0.20	$2.34		(92)%	$0.86	$(1.64)		(152)%
Income (loss) per share - diluted
Continuing operations	$0.13	$2.14		(94)%	$0.73	$2.40		(70)%
Discontinued operations	0.07	0.19		(65)%	0.12	(4.03)		(103)%
Net income (loss) per share - diluted	$0.20	$2.33		(91)%	$0.85	$(1.63)		(152)%
Gross margin	43.7%	42.9%	80	bps	43.6%	42.2%	140	bps
R&D as a percentage of sales	8.7%	8.9%	(20)	bps	8.4%	8.2%	20	bps
S&A as a percentage of sales	22.4%	21.3%	110	bps	20.0%	20.1%	(10)	bps
Operating margin	8.1%	7.4%	70	bps	10.6%	8.1%	250	bps
Effective tax rate	48.4%	(25.6)%		NMF	27.7%	(17.5)%		NMF
Segment net sales
Taste	$688	$654		5%	$1,368	$1,304		5%
Health & Biosciences	601	559		8%	1,176	1,079		9%
Scent	665	603		10%	1,316	1,217		8%
Pharma Solutions	—	103		(100)%	—	369		(100)%
Consolidated	$1,954	$1,919		2%	$3,860	$3,969		(3)%
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

SECOND QUARTER 2026 IN COMPARISON TO SECOND QUARTER 2025
Sales performance by segment was as follows:

	% Change in Sales - Second Quarter 2026 vs. Second Quarter 2025
	Reported	Currency Neutral(2)	Comparable Currency Neutral(1)(2)
Taste	5%	4%	4%
Health & Biosciences	8%	5%	5%
Scent	10%	8%	8%
Pharma Solutions	-100%	-100%	0%
Total	2%	0%	6%
Comparable currency neutral reported performance by segment was as follows:

	Three Months Ended June 30,
	2026	2025
Net Sales
Taste	$679	$650
Health & Biosciences	587	559
Scent	650	603
Impact of Business Divestitures(1)	—	107
Impact of Currency Fluctuations(2)	38	$—
Total	$1,954	$1,919
_______________________
(1)Impact of business divestitures in 2025 includes results of the Rene Laurent business (divested December 1, 2025), and the Pharma Solutions disposal group and Nitrocellulose business (divested May 1, 2025 and May 9, 2025, respectively).
(2)Currency neutral sales are calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
Taste
Taste sales in 2026 increased $34 million, or 5% on a reported basis, to $688 million compared to $654 million in the prior year period. On a comparable currency neutral basis, Taste sales increased 4% in 2026 compared to the prior year period primarily driven by volume and price increases in the Flavors business unit. Exchange rate variations had a favorable impact of 1%. Comparable portfolio results exclude the impact of the divestiture of the Rene Laurent business with a sales impact of approximately $4 million.
Health & Biosciences
Health & Biosciences sales in 2026 increased $42 million, or 8% on a reported basis, to $601 million compared to $559 million in the prior year period. On a comparable currency neutral basis, Health & Biosciences sales increased 5% in 2026 compared to the prior year period primarily driven by volume increases across various business units. Exchange rate variations had a favorable impact of 3%.
Scent
Scent sales in 2026 increased $62 million, or 10% on a reported basis, to $665 million compared to $603 million in the prior year period. On a comparable currency neutral basis, Scent sales increased 8% in 2026 compared to the prior year period primarily driven by volume increases in Fragrance Compounds, partially offset by volume decreases in Fragrance Ingredients. Exchange rate variations had a favorable impact of 2%.
Pharma Solutions

The Company completed the divestiture of the Pharma Solutions disposal group on May 1, 2025, and the Nitrocellulose business on May 9, 2025. Accordingly, there were no Pharma Solutions segment results reported for the second quarter of 2026.
Cost of Sales
Cost of sales increased $6 million to $1.101 billion (56.3% of sales) in the second quarter of 2026 compared to $1.095 billion (57.1% of sales) in the second quarter of 2025. The increase in cost of sales was primarily driven by volume increases offset in part by the impact of divestitures of approximately $69 million and the benefit of tariff refunds recognized during the quarter.
Research and Development (“R&D”) Expenses
R&D expenses were flat at $170 million in the second quarter of 2026 (8.7% of sales) and in the second quarter of 2025 (8.9% of sales).
Selling and Administrative (“S&A”) Expenses
S&A expenses increased $28 million to $437 million (22.4% of sales) in the second quarter of 2026 compared to $409 million (21.3% of sales) in the second quarter of 2025. The increase in S&A expenses was primarily driven by higher incentive compensation expense and regulatory costs, partially offset by lower consulting fees incurred in relation to business divestitures.
Amortization of Acquisition-Related Intangibles
Amortization expenses were flat at $82 million in the second quarter of 2026 and 2025. See Note 12 for additional information.
Restructuring and Other Charges
Restructuring and other charges decreased to $6 million in the second quarter of 2026 compared to $20 million in the second quarter of 2025. The decrease was primarily driven by lower severance expense. Higher severance costs were incurred in 2025 at the beginning of the Productivity program. See Note 5 for additional information.
Interest Expense
Interest expense decreased to $46 million in the second quarter of 2026 compared to $61 million in the second quarter of 2025. The decrease in interest expense was due to lower debt outstanding. See Note 14 for additional information.
Gain on Extinguishment of Debt
Gain on extinguishment of debt was $488 million in the second quarter of 2025 due to the repurchase of approximately $2.5 billion of notes for approximately $2.0 billion in cash, using the proceeds from the divestitures. See Note 14 for additional information.
Losses on Business Disposals
Losses on business disposals was $1 million in the second quarter of 2026 compared to $111 million in the second quarter of 2025. The net loss in 2025 was primarily driven by the Pharma Solutions disposal group and Nitrocellulose business divestitures. See Note 4 for additional information.
Loss on Assets Classified as Held for Sale
There was a $27 million loss on assets classified as held for sale in the second quarter of 2026 related to the CitraSource business. See Note 4 for additional information.
Other Expense, Net
Other expense, net, remained flat at $20 million in the second quarter of 2026 and 2025. See Note 9 for additional information.
Income Taxes
The effective tax rate for the three months ended June 30, 2026 increased to 48.4% compared to (25.6)% for the three months ended June 30, 2025. The increase was primarily driven by increased non-deductible regulatory costs, the entity realignment project in 2025, business divestitures and changes in the mix of earnings.
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
Adjusted Operating EBITDA performance by segment was as follows:

	% Change in Adjusted Operating EBITDA - Second Quarter 2026 vs. Second Quarter 2025
	Reported	Comparable Currency Neutral Adjusted(1)(2)(3)
Taste	6%	6%
Health & Biosciences	8%	6%
Scent	11%	5%
Pharma Solutions	-100%	—%
Total	2%	6%

Comparable Currency Neutral Adjusted Operating EBITDA by segment was as follows:

	Three Months Ended June 30,
(DOLLARS IN MILLIONS)	2026	2025
Segment Adjusted Operating EBITDA from Continuing Operations:
Taste	$122	$115
Health & Biosciences	146	138
Scent	126	120
Impact of Business Divestitures(2)	—	26
Impact of Currency Fluctuations(3)	14	—
Total	408	399
Depreciation & Amortization	(154)	(146)
Interest Expense	(46)	(61)
Other Expense, net	(20)	(20)
Restructuring and Other Charges	(6)	(20)
Losses on Business Disposals	(1)	(111)
Loss on Assets Classified as Held for Sale	(27)	—
Divestiture Costs	(10)	(26)
Strategic Initiative Costs	(9)	(6)
Regulatory Costs	(71)	(53)
Gain on Debt Extinguishment	—	488
Entity Realignment Costs	(1)	(4)
Other	1	(2)
Income from continuing operations before taxes	$64	$438
Segment Adjusted Operating EBITDA margin:
Taste	18.0%	17.7%
Health & Biosciences	24.9%	24.7%
Scent	19.4%	19.9%
Consolidated	20.9%	20.8%
_______________________
(1)Refer to Note 7 for a reconciliation of Adjusted Operating EBITDA to Income (Loss) Before Taxes from continuing operations.
(2)Comparable portfolio results for 2025 exclude the impact of divestitures.
(3)Currency neutral amounts are calculated by translating current year transaction amounts at the exchange rates for the corresponding prior year period.
Following the completed divestitures of the Pharma Solutions disposal group on May 1, 2025 and the Nitrocellulose business on May 9, 2025, the Company reallocated certain corporate costs previously attributed to the Pharma Solutions segment. These costs have been redistributed across the Taste, Health & Biosciences, and Scent segments for comparability purposes.

	Three Months Ended June 30, 2025
	Selling & Administrative Expenses	Total EBITDA Impact
Taste	$1	$(1)
Health & Biosciences	1	(1)
Scent	1	(1)
Total	$3	$(3)

Taste Segment Adjusted Operating EBITDA
Taste Segment Adjusted Operating EBITDA increased $7 million, or 6% on a reported basis, to $124 million in the second quarter of 2026 (18.0% of segment sales) from $117 million (17.9% of segment sales) in the comparable 2025 period. On a comparable currency neutral basis, Taste Segment Adjusted Operating EBITDA increased 6% in 2026 compared to the prior year period led primarily by volume growth and favorable net pricing.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA increased $11 million, or 8% on a reported basis, to $150 million in the second quarter of 2026 (25.0% of segment sales) from $139 million in the comparable 2025 period (24.9% of segment sales). On a comparable currency neutral basis, Health & Biosciences Segment Adjusted Operating EBITDA increased 6% in 2026 compared to the prior year period driven by volume growth and favorable net pricing.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA increased $13 million, or 11% on a reported basis, to $134 million in the second quarter of 2026 (20.2% of segment sales) from $121 million (20.1% of segment sales) in the comparable 2025 period. On a comparable currency neutral basis, Scent Segment Adjusted Operating EBITDA increased 5% in 2026 compared to the prior year period led primarily by volume growth and favorable net pricing.
Pharma Solutions Segment Adjusted Operating EBITDA
The Company completed the divestiture of the Pharma Solutions disposal group on May 1, 2025, and the Nitrocellulose business on May 9, 2025. Accordingly, there were no Pharma Solutions segment results reported for the second quarter of 2026.

FIRST SIX MONTHS 2026 IN COMPARISON TO FIRST SIX MONTHS 2025
Sales
Sales for the first six months of 2026 decreased $109 million, or 3% on a reported basis, to $3.860 billion compared to $3.969 billion in the 2025 period. On a comparable currency neutral basis, sales for the first six months of 2026 increased 4% compared to the 2025 period. Exchange rate variations had a favorable impact on net sales in the first six months of 2026 of 3%. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies. Comparable portfolio results exclude the impact of divestitures which was approximately $379 million.
Sales Performance by Segment

	% Change in Sales - First Six Months 2026 vs. First Six Months 2025
	Reported	Currency Neutral(1)	Comparable Currency Neutral(1)(2)
Taste	5%	3%	3%
Health & Biosciences	9%	5%	5%
Scent	8%	5%	5%
Pharma Solutions	-100%	-100%	—%
Total	-3%	-6%	4%
Comparable currency neutral reported performance by segment was as follows:

	Six Months Ended June 30,
	2026	2025
Net Sales
Taste	$1,337	$1,294
Health & Biosciences	1,134	1,079
Scent	1,272	1,217
Impact of Business Divestitures(1)	—	379
Impact of Currency Fluctuations(2)	117	—
Total	$3,860	$3,969
_______________________
(1)Impact of business divestitures in 2025 includes results of the Rene Laurent business (divested December 1, 2025), and the Pharma Solutions disposal group and Nitrocellulose business (divested May 1, 2025 and May 9, 2025, respectively).

(2)Currency neutral sales are calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
Taste
Taste sales in 2026 increased $64 million, or 5% on a reported basis, to $1.368 billion compared to $1.304 billion in the prior year period. On a comparable currency neutral basis, Taste sales increased 3% in 2026 compared to the prior year period. Exchange rate variations had a favorable impact of 2%. Comparable portfolio results exclude the impact of the divestiture of the Rene Laurent business with a sales impact of approximately $10 million.
Health & Biosciences
Health & Biosciences sales in 2026 increased $97 million, or 9% on a reported basis, to $1.176 billion compared to $1.079 billion in the prior year period. On a comparable currency neutral basis, Health & Biosciences sales increased 5% in 2026 compared to the prior year period driven by volume increases. Exchange rate variations had a favorable impact of 4%.
Scent
Scent sales in 2026 increased $99 million, or 8% on a reported basis, to $1.316 billion compared to $1.217 billion in the prior year period. On a comparable currency neutral basis, Scent sales increased 5% in 2026 compared to the prior year period driven by volume increases in the Fragrance Compounds business unit, partially offset by decreases across other business units. Exchange rate variations had a favorable impact of 3%.
Pharma Solutions
The Company completed the divestiture of the Pharma Solutions disposal group on May 1, 2025, and the Nitrocellulose business on May 9, 2025. Accordingly, there were no Pharma Solutions segment results reported for the first six months of 2026.
Cost of sales
Cost of sales decreased $115 million to $2.178 billion (56.4% of sales) in the first six months of 2026 compared to $2.293 billion (57.8% of sales) in the 2025 period. The decrease in cost of sales was primarily driven by the impact of divestitures of approximately $250 million and the benefit of tariff refunds recognized during the period, partially offset in part by volume increases in sales.
Research and Development (“R&D”) Expenses
R&D expenses decreased $1 million to $324 million (8.4% of sales) in the first six months of 2026 compared to $325 million (8.2% of sales) in the 2025 period. The decrease in R&D expenses was primarily driven by the impact of divestitures of approximately $9 million, offset by an increase in employee related costs and operating expenses for R&D related activities.
Selling and Administrative (“S&A”) Expenses
S&A expenses decreased $28 million to $771 million (20.0% of sales) in the first six months of 2026 compared to $799 million (20.1% of sales) in the 2025 period. The decrease in S&A expenses was primarily driven by lower consulting fees incurred in relation to business divestitures, and impact of divestitures of approximately $24 million, offset by an increase in incentive compensation expense and regulatory costs.
Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $166 million in the first six months of 2026 compared to $162 million in the 2025 period. The increase in amortization expense was primarily driven by the impact of foreign currency exchange rates. See Note 12 for additional information.
Impairment of Goodwill
The impairment of goodwill of $34 million in the 2025 period represents the impairment of goodwill attributable to the portion of the Food Ingredients reporting unit that is not included within the Food Ingredients or SCL disposal groups. See Note 7 for additional information.

Restructuring and Other Charges
Restructuring and other charges decreased to $10 million in the first six months of 2026 compared to $35 million in the 2025 period. The decrease was driven by higher severance costs incurred as part of the IFF Productivity Program in 2025. See Note 5 for additional information.
Interest Expense
Interest expense decreased to $90 million in the first six months of 2026 compared to $132 million in the 2025 period. The decrease in interest expense was due to lower debt outstanding. See Note 14 for additional information.
Gain on Extinguishment of Debt
Gain on extinguishment of debt was $488 million in the first six months of 2025 due to the repurchase of approximately $2.5 billion of notes for approximately $2.0 billion in cash, using the proceeds from the divestitures. See Note 14 for additional information.
Losses on Business Disposals
Losses on business disposals was $1 million in the first six months of 2026 compared to $111 million in the 2025 period. The net loss in 2025 was primarily driven by the Pharma Solutions disposal group and Nitrocellulose business divestitures. See Note 4 for additional information.
Loss on Assets Classified as Held for Sale
There was a $27 million loss on assets classified as held for sale in the first six months of 2026 related to the CitraSource business. See Note 4 for additional information.
Other Expense, Net
Other expense, net, was $33 million in the first six months of 2026 compared to $39 million in the 2025 period. The decrease was primarily due to decreased foreign exchange losses, partially offset by increased pension-related benefit. See Note 9 for additional information.
Income Taxes
The effective tax rate for the six months ended June 30, 2026 was 27.7% compared to (17.5)% for the six months ended June 30, 2025. The increase was primarily driven by increased non-deductible regulatory costs, the entity realignment project in 2025, business divestitures and changes in the mix of earnings.
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
Adjusted Operating EBITDA performance by segment was as follows:

	% Change in Adjusted Operating EBITDA - First Six Months 2026 vs. First Six Months 2025
	Reported	Comparable Currency Neutral Adjusted(1)(2)(3)
Taste	12%	14%
Health & Biosciences	11%	8%
Scent	6%	2%
Pharma Solutions	-100%	—%
Total	—%	8%

Comparable Currency Neutral Adjusted Operating EBITDA by segments was as follows:

	Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2026	2025
Segment Adjusted Operating EBITDA from Continuing Operations:
Taste	$268	$236
Health & Biosciences	277	256
Scent	258	253
Impact of Business Divestitures(2)	—	98
Impact of Currency Fluctuations(3)	38	—
Total	841	843
Depreciation & Amortization	(306)	(288)
Interest Expense	(90)	(132)
Other Expense, net	(33)	(39)
Restructuring and Other Charges	(10)	(35)
Impairment of Goodwill	—	(34)
Losses on Business Disposals	(1)	(111)
Loss on Assets Classified as Held for Sale	(27)	—
Divestiture Costs	(15)	(77)
Strategic Initiative Costs	(18)	(14)
Gain on Debt Extinguishment	—	488
Regulatory Costs	(81)	(64)
Entity Realignment Costs	(2)	(5)
Other	2	(6)
Income from continuing operations before taxes	$260	$526
Segment Adjusted Operating EBITDA margin:
Taste	20.0%	18.2%
Health & Biosciences	24.4%	23.7%
Scent	20.3%	20.8%
Consolidated	21.8%	21.2%
(1)Refer to Note 7 for a reconciliation of Adjusted Operating EBITDA to Income (Loss) Before Taxes from continuing operations.
(2)Comparable portfolio results for 2025 exclude the impact of divestitures.
(3)Currency neutral amounts are calculated by translating current year transaction amounts at the exchange rates for the corresponding prior year period.

Following the completed divestitures of the Pharma Solutions disposal group on May 1, 2025 and the Nitrocellulose business on May 9, 2025, the Company reallocated certain corporate costs previously attributed to the Pharma Solutions segment. These costs have been redistributed across the Taste, Health & Biosciences, and Scent segments for comparability purposes.

	Six Months Ended June 30, 2025
	Selling & Administrative Expenses	Total EBITDA Impact
Taste	$6	$(6)
Health & Biosciences	6	(6)
Scent	6	(6)
Total	$18	$(18)

Taste Segment Adjusted Operating EBITDA
Taste Segment Adjusted Operating EBITDA increased $30 million, or 12% on a reported basis, to $276 million in the first six months of 2026 (20.2% of segment sales) from $246 million (18.9% of segment sales) in the comparable 2025 period. On a comparable currency neutral basis, Taste Segment Adjusted Operating EBITDA increased 14% in 2026 compared to the prior year period primarily driven by volume increases and productivity gains.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA increased $28 million, or 11% on a reported basis, to $290 million in the first six months of 2026 (24.7% of segment sales) from $262 million in the comparable 2025 period (24.3% of segment sales). On a comparable currency neutral basis, Health & Biosciences Segment Adjusted Operating EBITDA increased 8% in 2026 compared to the prior year period primarily driven by productivity gains and volume increases.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA increased $16 million, or 6% on a reported basis, to $275 million in the first six months of 2026 (20.9% of segment sales) from $259 million (21.3% of segment sales) in the comparable 2025 period. On a comparable currency neutral basis, Scent Segment Adjusted Operating EBITDA increased 2% in 2026 compared to the prior year period primarily driven by productivity gains and volume increases.
Pharma Solutions Segment Adjusted Operating EBITDA
The Company completed the divestiture of the Pharma Solutions disposal group on May 1, 2025, and the Nitrocellulose business on May 9, 2025. Accordingly, there were no Pharma Solutions segment results reported for the six months ended June 30, 2026.

Liquidity
Cash and Cash Equivalents
We had cash and cash equivalents of $569 million at June 30, 2026 compared to $590 million on the Consolidated Balance Sheets, at December 31, 2025. A portion of this balance was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate cash from our non-U.S. subsidiaries to fund financial obligations in the U.S. As we repatriate these funds to the U.S., there will be required income taxes payable in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of June 30, 2026, we had a deferred tax liability of approximately $150 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
Cash Flows Provided By Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2026 were $679 million, compared to $368 million for the six months ended June 30, 2025. The increase in cash flows from operating activities during 2026 was primarily driven by the decrease in working capital, largely related to inventories, accounts payables and a smaller incentive compensation payout made in 2026 related to 2025 results compared to the prior year, partially offset by an increase in accounts receivable in the current year.
Cash Flows (Used In) Provided By Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2026 were $133 million, compared to cash flows provided by investing activities of $2.541 billion in the prior year period. Cash flows provided by investing activities during 2025 were primarily comprised of net proceeds of $2.707 billion received in the prior year period from the divestitures of the Pharma Solutions disposal group, the Nitrocellulose business and the Tobacco Flavoring business in North America. Investing cash outflows in the current year were primarily driven by $301 million of additions to property, plant and equipment, partially offset by $201 million of net proceeds from the divestiture of the SCL disposal group and the collection of an earnout related to the prior year divestiture of the Pharma Solutions disposal group.
We have evaluated and re-prioritized our capital projects and expect that capital spending in 2026 will be approximately 6.0% of total company sales (net of potential grants and other reimbursements from government authorities), up from approximately 5.5% in 2025.

Cash Flows Used In Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2026 were $565 million, compared to $2.654 billion in the prior year period. The decrease in cash flows used in financing activities was primarily driven by the Company’s prior year purchase for cash of certain of its outstanding series of Senior Notes for an aggregate purchase price, excluding accrued and unpaid interest, of $2.0 billion. This decrease was partially offset by increased net repayments of commercial paper of $264 million during the six months ended June 30, 2026, in addition to $71 million of common stock repurchases under the share repurchase program that began on October 1, 2025.
We paid dividends totaling $204 million in the 2026 period. We declared a cash dividend per share of $0.40 in the second quarter of 2026 that was paid on July 10, 2026 to all shareholders of record as of June 18, 2026.
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
Share Repurchase Authorization
On August 4, 2026, the Company announced that its Board of Directors has authorized an enhanced share repurchase authorization with a total value of $2.5 billion, including approximately $400 million remaining on its prior authorization. Under the program, the Board of Directors also authorized an accelerated share repurchase of $500 million, which the Company expects to execute in the second half of 2026. The remaining $2.0 billion share repurchase is expected to be executed following the closing of the Food Ingredients disposal group divestiture, with an expected completion of the program by the end of 2027. The Board will review the share repurchase program periodically and may authorize adjustments of its term and size.
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
As of June 30, 2026, we had no outstanding borrowings under our $2 billion Revolving Credit Facility. The amount that we are able to draw down under the Revolving Credit Facility is limited by financial covenants as described in more detail below. As of June 30, 2026, our available capacity was $2 billion under the Revolving Credit Facility.
Refer to Note 14 of this Form 10-Q and Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 14 of our 2025 Form 10-K for additional information.
Debt Covenants
At June 30, 2026, we were in compliance with all financial and other covenants, including the net debt to credit adjusted EBITDA(1) ratio. At June 30, 2026, our net debt to credit adjusted EBITDA(1) ratio was 2.51 to 1.0 as defined by the credit facility agreements, which is below the relevant level provided by our financial covenants of existing outstanding debt.
_______________________

(1)Credit adjusted EBITDA and net debt, which are non-GAAP measures used for these covenants, are calculated in accordance with the definition in the debt agreements. In this context, these measures are used solely to provide information on the extent to which we are in compliance with debt covenants and may not be comparable to credit adjusted EBITDA and net debt used by other companies. Reconciliations of credit adjusted EBITDA to net income and of net debt to total debt are as follows:

(DOLLARS IN MILLIONS)	Twelve Months Ended June 30, 2026
Net income	$254
Interest expense	187
Income taxes	98
Depreciation and amortization	948
Specified items(1)	341
Non-cash items(2)	228
Credit Adjusted EBITDA(3)	$2,056
_______________________
(1)Specified items consisted of restructuring and other charges, impairment of goodwill, divestiture costs, strategic initiative costs, regulatory costs, gain on debt extinguishment, entity realignment costs and other costs that are not related to recurring operations.
(2)Non-cash items consisted of losses (gains) on sale of assets, losses (gains) on business disposals, loss on assets classified as held for sale, pension termination losses, and stock-based compensation.
(3)Credit Adjusted EBITDA presented includes results from continuing and discontinued operations.

(DOLLARS IN MILLIONS)	June 30, 2026
Total debt(1)	$5,735
Adjustments:
Cash and cash equivalents	569
Net debt	$5,166
_______________________
(1)Total debt used for the calculation of net debt consisted of short-term debt, long-term debt, short-term finance lease obligations and long-term finance lease obligations.
Senior Notes
As of June 30, 2026, we had $5.611 billion aggregate principal amount outstanding in senior unsecured notes, with $914 million principal amount denominated in EUR and $4.697 billion principal amount denominated in USD. The notes bear effective interest rates ranging from 1.56% per year to 5.12% per year, with maturities from September 25, 2026 to December 1, 2050. See Note 14 for additional information.
Contractual Obligations
On a total Company basis, we expect to contribute a total of $5 million to our U.S. pension plans and a total of $17 million to our non-U.S. pension plans during 2026. During the six months ended June 30, 2026, $8 million of contributions were made to the non-U.S. pension plans and $2 million of contributions were made with respect to the non-qualified U.S. pension plans. We also expect to contribute $4 million to our postretirement benefits other than pension plans during 2026. During the six months ended June 30, 2026, $2 million of benefit payments were made to postretirement benefits other than pension plans.
As discussed in Note 18 to the Consolidated Financial Statements, at June 30, 2026, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances, these arrangements are not reasonably likely to have a material impact on our consolidated financial condition, results of operations or cash flows.

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
Comparable results for the second quarter and first six months of 2026 exclude the impact of divestitures.
Adjusted operating EBITDA and adjusted operating EBITDA margin exclude depreciation and amortization, interest expense, other expense, net, and certain non-recurring or unusual items that are not part of recurring operations such as impairment of goodwill, restructuring and other charges, losses (gains) on business disposals, loss on assets classified as held for sale, divestiture costs, strategic initiative costs, regulatory costs, gain on debt extinguishment, and other costs that are not related to recurring operations.
Net debt to credit adjusted EBITDA is the leverage ratio used in our credit agreements and defined as net debt (which is debt for borrowed money less cash and cash equivalents) divided by the trailing 12-month credit adjusted EBITDA. Credit adjusted EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization, specified items and non-cash items.
Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
This Form 10-Q includes statements that are not historical facts and are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations, including with respect to our financial and operational outlook (sales, adjusted operating EBITDA and cash flow), portfolio optimization initiatives (including the pending divestiture of the Food Ingredients disposal group), pricing, productivity and cost-discipline actions, capital allocation, future operations, growth potential, strategic investments and the expected effects of foreign exchange. These statements reflect management’s present views, are based on a series of expectations, assumptions, estimates and projections about the Company, are subject to change, and involve uncertainties that could cause actual results to differ materially. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “intend”, “outlook”, “may”, “will”, “would”, “estimate”, “should”, “predict”, “plan”, “project”, “could”, “potential”, “seek”, “target”, “continue”, “future”, and similar terms or variations thereof. These statements are not guarantees of future performance and are subject to risks and uncertainties that could lead to materially different outcomes. Such risks, uncertainties and other factors include, among others, the following:
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
The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. Important factors are described under “Risk Factors” in our 2025 Form 10-K and in our subsequent filings with the SEC.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There are no material changes in market risk from the information provided in our 2025 Form 10-K, except for the cross currency swap agreements.
We use derivative instruments as part of our interest rate risk management strategy. We have entered into certain cross currency swap agreements in order to mitigate a portion of our net European investments from foreign currency risk. As of June 30, 2026, these swaps were in a net liability position with an aggregate fair value of $194 million. Based on a hypothetical decrease or increase of 10% in the value of the U.S. dollar against the Euro, the estimated fair value of our cross currency swaps would change by approximately $252 million.

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
(b) Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
For information that updates the disclosures set forth under Part I, Item 3. “Legal Proceedings” in the “2025 Form 10-K”, refer to Note 18 to the “Consolidated Financial Statements” in this Form 10-Q.

ITEM 1A. RISK FACTORS.
Refer to Part I, Item 1A, “Risk Factors,” of our 2025 Form 10-K and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC. There have been no material changes with respect to the risk factors disclosed in our 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes information with respect to the Company’s purchase of its common stock during the three months ended June 30, 2026, reported on a settlement date basis.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs(1) (Dollars in Millions)
April 1-30, 2026	174,816	$72.05	174,816	$415
May 1-31, 2026	147,744	75.10	147,744	404
June 1-30, 2026	159,968	75.61	159,968	392
Total	482,528	$74.17	482,528	$392
(1)As announced on August 5, 2025, our Board of Directors authorized a repurchase plan of up to $500 million of common stock. The program began on October 1, 2025 and does not have a specified term or termination date. Subject to market conditions, we expect to repurchase all shares under this authorization, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1 under the Exchange Act, and in block trades, or a combination of the foregoing. On August 4, 2026, the Company announced that its Board of Directors has authorized an enhanced share repurchase authorization with a total value of $2.5 billion, including approximately $400 million remaining on its prior authorization. Under the program, the Board of Directors also authorized an accelerated share repurchase of $500 million, which the Company expects to execute in the second half of 2026. The remaining $2.0 billion share repurchase is expected to be executed following the closing of the Food Ingredients disposal group divestiture, with an expected completion of the program by the end of 2027. The Board will review the share repurchase program periodically and may authorize adjustments of its term and size.

ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “10b5-1 trading arrangement”) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.

10.1
Term Loan Credit Agreement, dated as of June 23, 2026 between International Flavors & Fragrances, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto

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

Dated:	August 4, 2026	By:	/s/ J. Erik Fyrwald
J. Erik Fyrwald
Chief Executive Officer and Director (Principal Executive Officer)

Dated:	August 4, 2026	By:	/s/ Michael DeVeau
Michael DeVeau
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Dated:	August 4, 2026	By:	/s/ Marc Birenkrant
Marc Birenkrant
Controller & Chief Accounting Officer (Principal Accounting Officer)