Form 10-Q
period 2026-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2026-11-03
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No  ☑
Number of shares of common stock outstanding as of October 30, 2026: 250,391,293

INTERNATIONAL FLAVORS & FRAGRANCES INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2026	2025	2026	2025
Net sales	$1,942	$1,869	$5,802	$5,838
Cost of sales	1,117	1,070	3,295	3,363
Gross profit	825	799	2,507	2,475
Research and development expenses	170	162	494	487
Selling and administrative expenses	387	348	1,158	1,147
Amortization of acquisition-related intangibles	78	84	244	246
Impairment of goodwill	23	—	23	34
Restructuring and other charges	5	14	15	49
Losses on sale of assets	2	—	2	1
Operating profit	160	191	571	511
Interest expense	46	48	136	180
Gain on extinguishment of debt	—	—	—	(488)
(Gains) losses on business disposals	(2)	—	(1)	111
Loss on assets classified as held for sale	236	—	263	—
Other expense, net	14	13	47	52
(Loss) Income from continuing operations before taxes	(134)	130	126	656
(Benefit) Provision for income taxes	(7)	31	65	(61)
Net (loss) income from continuing operations	(127)	99	61	717
Income (loss) from discontinued operations before tax	99	(74)	143	(1,090)
Provision (benefit) for income taxes from discontinued operations	27	(16)	38	4
Net income (loss) from discontinued operations	72	(58)	105	(1,094)
Net (loss) income	(55)	41	166	(377)
Net income attributable to non-controlling interests from continuing operations	—	—	1	1
Net income attributable to non-controlling interests from discontinued operations	—	1	1	1
Net (loss) income attributable to IFF shareholders	$(55)	$40	$164	$(379)

(Loss) Income per share - basic
Continuing operations	$(0.50)	$0.39	$0.24	$2.81
Discontinued operations	0.28	(0.23)	0.41	(4.29)
Net (loss) income per share - basic	$(0.22)	$0.16	$0.65	$(1.48)
(Loss) Income per share - diluted
Continuing operations	$(0.50)	$0.39	$0.23	$2.80
Discontinued operations	0.28	(0.23)	0.41	(4.28)
Net (loss) income per share - diluted	$(0.22)	$0.16	$0.64	$(1.48)

Average number of shares outstanding
Average number of shares outstanding - basic	253	256	254	255
Average number of shares outstanding - diluted	253	257	255	256
The accompanying notes are an integral part of these Consolidated Financial Statements.

Statement of Comprehensive Income (Loss)
Net (loss) income	$(55)	$41	$166	$(377)
Other comprehensive (loss) income, after tax:
Foreign currency translation adjustments	(69)	(47)	(236)	1,115
Gains (losses) on derivatives qualifying as hedges	3	—	6	(1)
Pension and postretirement liability adjustment	1	(1)	7	(50)
Other comprehensive (loss) income	(65)	(48)	(223)	1,064
Comprehensive (loss) income	(120)	(7)	(57)	687
Comprehensive income attributable to non-controlling interests	—	—	1	1
Comprehensive (loss) income attributable to IFF shareholders	$(120)	$(7)	$(58)	$686

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$272	$347
Trade receivables (net of allowances of $16 and $19, respectively)	1,416	1,294
Inventories	1,452	1,507
Assets held for sale	117	—
Prepaid expenses and other current assets	837	742
Current assets of discontinued operations	5,181	1,704
Total Current Assets	9,275	5,594
Property, plant and equipment, net	2,648	2,685
Goodwill	8,083	8,226
Other intangible assets, net	3,470	3,964
Operating lease right-of-use assets	480	515
Other assets	869	954
Non-current assets of discontinued operations	—	3,601
Total Assets	$24,825	$25,539
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt and current portion of long-term debt	$1,538	$1,254
Accounts payable	991	933
Accrued payroll and bonus	291	259
Dividends payable	100	102
Liabilities held for sale	32	—
Other current liabilities	866	835
Current liabilities of discontinued operations	1,140	550
Total Current Liabilities	4,958	3,933
Non-Current Liabilities:
Long-term debt	4,735	4,738
Retirement liabilities	167	174
Deferred income taxes	751	840
Operating lease liabilities	443	478
Other liabilities	481	573
Non-current liabilities of discontinued operations	—	617
Total Non-Current Liabilities	6,577	7,420
Commitments and Contingencies (Note 18)
Shareholders’ Equity:
Common stock $0.125 par value; 500.0 shares authorized; 275.7 shares issued as of September 30, 2026 and December 31, 2025; and 250.4 and 255.7 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	35	35
Capital in excess of par value	19,949	19,918
Accumulated deficit	(3,557)	(3,417)
Accumulated other comprehensive loss	(1,653)	(1,430)
Treasury stock, at cost (25.3 and 20.0 shares as of September 30, 2026 and December 31, 2025, respectively)	(1,515)	(952)
Total Shareholders’ Equity	13,259	14,154
Non-controlling interests	31	32
Total Shareholders’ Equity including Non-controlling interests	13,290	14,186
Total Liabilities and Shareholders’ Equity	$24,825	$25,539
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at July 1, 2025	275.7	$35	$19,916	$(3,270)	$(1,415)	(19.4)	$(917)	$32	$14,381
Net income (loss)				40				1	41
Other Comprehensive income (loss)					(48)				(48)
Cash dividends declared(1)				(102)					(102)
Deferred compensation, stock options, and SSARs			(3)						(3)
Vested restricted stock units and awards			(5)				2		(3)
Stock-based compensation			21						21
Other								(1)	(1)
Balance at September 30, 2025	275.7	$35	$19,929	$(3,332)	$(1,463)	(19.4)	$(915)	$32	$14,286

(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at July 1, 2026	275.7	$35	$19,929	$(3,402)	$(1,588)	(20.4)	$(998)	$33	$14,009
Net income (loss)				(55)				—	(55)
Other Comprehensive income (loss)					(65)				(65)
Cash dividends declared(1)				(100)					(100)
Treasury share repurchases, including excise taxes						(4.8)	(517)		(517)
Vested restricted stock units and awards			(1)			(0.1)	—		(1)
Stock-based compensation			21						21
Other			—	—				(2)	(2)
Balance at September 30, 2026	275.7	$35	$19,949	$(3,557)	$(1,653)	(25.3)	$(1,515)	$31	$13,290

(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2025	275.7	$35	$19,917	$(2,647)	$(2,527)	(20.0)	$(944)	$35	$13,869
Net income (loss)				(379)				2	(377)
Other Comprehensive income (loss)					1,064				1,064
Cash dividends declared(1)				(306)					(306)
Deferred compensation, stock options, and SSARs			(4)			—	1		(3)
Vested restricted stock units and awards			(56)			0.6	28		(28)
Stock-based compensation			72						72
Impact from Business Divestitures								(4)	(4)
Other								(1)	(1)
Balance at September 30, 2025	275.7	$35	$19,929	$(3,332)	$(1,463)	(19.4)	$(915)	$32	$14,286

The accompanying notes are an integral part of these Consolidated Financial Statements.

(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
	Shares	Cost				Shares	Cost
Balance at January 1, 2026	275.7	$35	$19,918	$(3,417)	$(1,430)	(20.0)	$(952)	$32	$14,186
Net income (loss)				164				2	166
Other Comprehensive income (loss)					(223)				(223)
Cash dividends declared(1)				(304)					(304)
Deferred compensation, stock options, and SSARs			1				1		2
Treasury share repurchases, including excise taxes						(5.8)	(588)		(588)
Vested restricted stock units and awards			(42)			0.5	24		(18)
Stock-based compensation			72						72
Other								(3)	(3)
Balance at September 30, 2026	275.7	$35	$19,949	$(3,557)	$(1,653)	(25.3)	$(1,515)	$31	$13,290
_______________________
(1)Cash dividends declared per common share were $0.40 for each of the three months ended September 30, 2026 and September 30, 2025, and $1.20 per share for each of the nine months ended September 30, 2026 and September 30, 2025.
The accompanying notes are an integral part of these Consolidated Financial Statements.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2026	2025
Cash flows from operating activities:
Net income (loss)	$166	$(377)
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	614	725
Deferred income taxes	(99)	(226)
Loss on assets classified as held for sale	263	108
Losses on sale of assets	2	1
Losses on business disposals	6	111
Stock-based compensation	71	72
Pension contributions	(14)	(20)
Gain on extinguishment of debt	—	(488)
Impairment of goodwill	23	1,153
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(291)	(195)
Inventories	(54)	(129)
Accounts payable	204	28
Accruals for incentive compensation	24	(154)
Other assets/liabilities, net	(95)	(77)
Net cash provided by operating activities	820	532
Cash flows from investing activities:
Additions to property, plant and equipment	(449)	(406)
Additions to intangible assets	(2)	(2)
Net proceeds received from business disposals	247	2,707
Payments to buyer for business disposals	(12)	—
Cash (paid) received on foreign currency forward contracts	(58)	131
Joint venture capital contributions	—	(4)
Net cash (used in) provided by investing activities	(274)	2,426
Cash flows from financing activities:
Cash dividends paid to shareholders	(306)	(306)
Net borrowings of commercial paper (maturities less than three months)	224	370
Principal payments of debt	(912)	(2,913)
Proceeds from Delayed Draw Term Loan Facility	1,000	—
Withholding tax paid on stock-based compensation	(19)	(23)
Purchases of treasury stock	(584)	—
Other, net	(12)	(19)
Net cash used in financing activities	(609)	(2,891)
Effect of exchange rate changes on cash and cash equivalents	(8)	83
Net change in cash and cash equivalents	(71)	150
Cash and cash equivalents at beginning of year	590	471
Cash and cash equivalents at end of period	$519	$621
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$125	$175
Income taxes paid, net	329	262
Accrued capital expenditures	75	92

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
International Flavors & Fragrances Inc. and its subsidiaries (the “Registrant,” “IFF,” the “Company,” “we,” “us” and “our”) is a leading creator and manufacturer of products for application in food, beverage, health & biosciences, scent (and pharmaceuticals, until the sale of our Pharma Solutions disposal group in May 2025), as well as complementary adjacent products, all of which are used in a wide variety of consumer and end-use products. Our products are sold principally to manufacturers of dairy, meat, beverages, snacks, savory, sweet, baked goods, grain processors and other foods, personal care products, soaps and detergents, cleaning products, perfumes, dietary supplements, infant, elderly and animal nutrition, functional food, biofuel, pharmaceutical and oral care products. As a result, we hold global leadership positions in the Food & Beverage, Home & Personal Care and Health & Wellness markets, and across key Tastes, Scents, Nutrition, Enzymes, Cultures, and Probiotics categories, among others.
On May 29, 2026, the Company announced it had entered into an agreement to sell its Food Ingredients business, with minor perimeter adjustments, (the “Food Ingredients disposal group”) to funds advised by CVC Capital Partners, a leading global private markets manager. As part of the transaction, the Company will retain a 10% minority equity interest in the business. The transaction is expected to close by the end of the second quarter of 2027, subject to customary closing conditions and receipt of regulatory approvals. The Company determined that the sale of the Food Ingredients disposal group, combined with the sale of the related Soy Crush, Concentrates, and Lecithin businesses (the “SCL disposal group”), represented a strategic shift and met the held for sale and discontinued operations accounting criteria during the second quarter of 2026. Accordingly, the Company is separately reporting the results of both disposal groups as discontinued operations for all periods presented. See Note 3 for further information.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. The Company uses estimates to assess expected credit losses on its financial assets, sales discounts, rebates and allowances, the recoverability of inventory, the realization of deferred tax assets, annual effective tax rate, the recoverability of long-lived assets, useful lives and impairment of tangible and intangible assets including goodwill, restructuring reserves, pension and postretirement benefit costs, fair value of equity compensation, and the amount of exposure from potential loss contingencies, among others. Estimates and assumptions are reviewed periodically, and the effects of changes are reflected in the Consolidated Financial Statements in the period they are determined to be necessary. Inputs into the Company’s judgments and estimates take into account the ongoing global current events and macroeconomic environment on the Company’s critical and significant accounting estimates. Actual results could differ from those estimates.
Revision of Previously Issued Financial Statements
In preparing the Consolidated Financial Statements as of and for the year ended December 31, 2025, management identified an error related to tax expense on business disposals that affected the interim condensed consolidated financial statements for the nine months ended September 30, 2025 reported within our Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2025. Management revised the prior interim periods to correct this error. The error had no impact to our Consolidated Financial Statements as of and for the year ended December 31, 2025. There was no impact to our Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2025 other than the impact to Accumulated deficit as a result of the changes in Net Loss as presented below.
Management assessed the materiality of the error on the prior period interim and annual consolidated financial statements in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Based on this assessment, in consideration of both quantitative and qualitative factors, management determined that the impact of the error was not material to any previously issued interim or annual financial statements. The following tables further present a reconciliation to the revised and recast interim consolidated financial statements reflecting discontinued operations. There was no impact to income from continuing operations before taxes.
Impacts to Interim Consolidated Statements of Income (Loss) and Comprehensive Income

	Nine Months Ended September 30, 2025
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	As Previously Reported	Adjustments	As Revised	Discontinued Operations Reclassification Impacts	As Revised and Recast
Benefit for income taxes	$(44)	$(13)	$(57)	$(4)	$(61)
Net (loss) income from continuing operations	(390)	13	(377)	1,094	717
Loss from discontinued operations before tax	—	—	—	(1,090)	(1,090)
Provision for income taxes from discontinued operations	—	—	—	4	4
Net loss from discontinued operations	—	—	—	(1,094)	(1,094)
Net loss	(390)	13	(377)	—	(377)
Net income attributable to non-controlling interests from continuing operations	2	—	2	(1)	1
Net income attributable to non-controlling interests from discontinued operations	—	—	—	1	1
Net loss attributable to IFF shareholders	$(392)	$13	$(379)	$—	$(379)

(Loss) Income per share - basic
Continuing operations	$(1.53)	$0.05	$(1.48)	$4.29	$2.81
Discontinued operations	—	—	—	(4.29)	(4.29)
Net (loss) income per share – basic	$(1.53)	$0.05	$(1.48)	$—	$(1.48)
(Loss) Income per share - diluted
Continuing operations	$(1.53)	$0.05	$(1.48)	$4.28	$2.80
Discontinued operations	—	—	—	(4.28)	(4.28)
Net (loss) income per share – diluted	$(1.53)	$0.05	$(1.48)	$—	$(1.48)

Comprehensive income	$674	$13	$687	$—	$687
Comprehensive income attributable to non-controlling interests	2	—	2	(1)	1
Comprehensive income attributable to IFF shareholders	$672	$13	$685	$1	$686
Impacts to Interim Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2025
(DOLLARS IN MILLIONS)	As Previously Reported	Adjustments	As Revised
Net loss	$(390)	$13	$(377)
Adjustments to reconcile to net cash provided by operating activities:
Deferred income taxes	(213)	(13)	(226)
Net cash provided by operating activities	$532	$—	$532
Cash and Cash Equivalents
Cash, cash equivalents and restricted cash reported in the Company’s balance sheet as of September 30, 2026, December 31, 2025, September 30, 2025 and December 31, 2024 were as follows:

(DOLLARS IN MILLIONS)	September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
Current assets
Cash and cash equivalents	$272	$347	$399	$312
Cash and cash equivalents included in Assets held for sale	5	—	—	2
Cash and cash equivalents included in Current assets of discontinued operations	242	243	222	157
Cash and cash equivalents	$519	$590	$621	$471

The Company had no restricted cash as of September 30, 2026 and December 31, 2025.
Accounts Receivable
The Company has various factoring agreements globally under which it can factor up to approximately $575 million of its trade receivables (“Company’s own factoring agreements”). In addition, the Company utilizes factoring agreements sponsored by certain customers. Under all of the arrangements, the Company sells the trade receivables on a non-recourse basis to unrelated financial institutions and accounts for the transactions as sales of receivables. The applicable receivables are removed from the Company’s Consolidated Balance Sheets when the cash proceeds are received by the Company.
On a total Company basis (including both continuing operations and discontinued operations), the Company sold a total of approximately $1,467 million and $1,380 million of receivables under the Company’s own factoring agreements and customer sponsored factoring agreements for the nine months ended September 30, 2026 and 2025, respectively. The cost of participating in these programs was approximately $5 million for the three months ended September 30, 2026 and 2025, and was approximately $16 million and $17 million for the nine months ended September 30, 2026 and 2025, respectively. These costs are included as a component of interest expense. Although the Company’s own factoring agreements are non-recourse to the Company, the Company has continued responsibility to collect receivables on behalf of sponsoring banks. Under these agreements, the Company sold approximately $1,162 million and $824 million of receivables for the nine months ended September 30, 2026 and 2025, respectively. The outstanding principal amounts of receivables under the Company’s own factoring agreements amounted to approximately $281 million and $361 million as of September 30, 2026 and December 31, 2025, respectively. The proceeds from the sales of receivables are included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows.
Expected Credit Losses
As of September 30, 2026, the Company reported $1.416 billion of trade receivables, net of allowances of $16 million. Based on the aging analysis as of September 30, 2026, less than 1% of the Company’s accounts receivable were past due by over 365 days based on the payment terms of the invoice.
The following is a roll-forward of the Company’s allowance for bad debts for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2026	2025
Balance at January 1	$19	$18
Bad debt expense	1	3
Write-offs	(2)	(3)
Foreign exchange (losses) gains	(2)	2
Balance at September 30	$16	$20
Inventories
Inventories are stated at the lower of cost (on a weighted-average basis) or net realizable value. The Company’s inventories consisted of the following:

(DOLLARS IN MILLIONS)	September 30, 2026	December 31, 2025
Raw materials	$572	$601
Work in process	323	336
Finished goods	557	570
Total	$1,452	$1,507

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
In December 2025, the FASB issued ASU 2025-11 to amend the guidance in “Interim Reporting” (Topic 270). The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for interim periods within annual reporting periods beginning after December 15, 2027. The Company does not expect any significant impact on its financial condition or results of operations upon adoption.
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
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. This guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted the ASU prospectively and determined that there is no material impact of this guidance on its Consolidated Financial Statements and related disclosures.
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

NOTE 2. NET (LOSS) INCOME PER SHARE
A reconciliation of the shares used in the computation of basic and diluted net (loss) income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2026	2025	2026	2025
Net Income
Net (loss) income from continuing operations	$(127)	$99	$61	$717
Net income (loss) from discontinued operations	72	(58)	105	(1,094)
Net (loss) income	(55)	41	166	(377)
Net income attributable to non-controlling interests from continuing operations	—	—	1	1
Net income attributable to non-controlling interests from discontinued operations	—	1	1	1
Net (loss) income attributable to IFF shareholders	$(55)	$40	$164	$(379)

Shares
Average number of shares outstanding - basic	253	256	254	255
Adjustment for assumed dilution:
Stock options and restricted stock awards	—	1	1	1
Weighted average shares assuming dilution (diluted)	253	257	255	256

Net (Loss) Income per Share
Continuing operations	$(0.50)	$0.39	$0.24	$2.81
Discontinued operations	0.28	(0.23)	0.41	(4.29)
Net (loss) income per share - basic	$(0.22)	$0.16	$0.65	$(1.48)

Continuing operations	$(0.50)	$0.39	$0.23	$2.80
Discontinued operations	0.28	(0.23)	0.41	(4.28)
Net (loss) income per share - diluted	$(0.22)	$0.16	$0.64	$(1.48)
The Company declared a quarterly dividend to its shareholders of $0.40 per share for each of the three months ended September 30, 2026 and 2025. For each of the nine months ended September 30, 2026 and 2025, the Company declared quarterly dividends to its shareholders totaling $1.20.
For the three and nine months ended September 30, 2026 and September 30, 2025, there were approximately 0.2 million and 0.3 million share equivalents, respectively, that had an anti-dilutive effect and therefore were excluded from the computation of diluted net (loss) income per share.
Enhanced Share Repurchase Authorization
On August 4, 2026, the Company announced that its Board of Directors authorized an enhanced share repurchase authorization with a total value of $2.5 billion; this amount included approximately $400 million remaining on its prior authorization. Under the program, the Board of Directors authorized an accelerated share repurchase (“ASR”) of $500 million.
On August 21, 2026, the Company entered into an ASR agreement with Wells Fargo Bank, National Association to repurchase the Company’s shares under a forward share repurchase transaction. During the three months ended September 30, 2026, the Company received approximately 4.8 million shares related to the ASR Agreement and recorded $500 million to treasury stock for the cost of shares received as well as associated fees and excise tax. On November 3, 2026, upon final settlement of the ASR agreement, the Company received approximately 1 million additional shares.
The remaining unused amount of the share repurchase authorization is expected to be executed following the closing of the Food Ingredients disposal group divestiture, with an expected completion of the program by the end of 2027. The Board will review the share repurchase program periodically and may authorize adjustments of its term and size. The Company plans to fund repurchases from cash provided by operating activities, short-term debt and net cash proceeds provided by the divestiture of the Food Ingredients disposal group.

NOTE 3. DISCONTINUED OPERATIONS
Food Ingredients Disposal Group
On May 29, 2026, the Company announced that it had entered into a definitive agreement to sell its Food Ingredients disposal group, which was included in the Food Ingredients segment, to CVC Capital Partners (the “Buyer”). As part of the transaction, the Company will retain an approximate 10% equity interest in the business.
The Company determined that the estimated proceeds of the sale are approximately $4.180 billion and the remaining costs to sell are $78 million. As this exceeds the carrying value of the net assets of the Food Ingredients disposal group, including amounts in Accumulated Other Comprehensive Income, there was not a loss on classification of the disposal group as held for sale as of September 30, 2026.
The Company has agreed with the Buyer to transfer cash on hand related to certain conveying entities, which differs from the original contractual terms of the transaction agreement. Therefore, the Company has recast the presentation of the assets of discontinued operations to include cash and cash equivalents held at such entities as cash from discontinued operations for all periods presented. As such, the Company has included $242 million and $243 million of cash and cash equivalents in total assets of discontinued operations as of September 30, 2026 and December 31, 2025, respectively. The recast presentation increases both the carrying value of assets and expected proceeds by the same amount.
The transaction is expected to close in the second quarter of 2027, subject to customary closing conditions and receipt of regulatory approvals. The sale consideration is subject to certain post-closing adjustments, which are primarily related to working capital balances and other adjustments per the transaction agreement.
The Company determined that the sale of the Food Ingredients disposal group, combined with the SCL disposal group comprised a single disposal plan to sell the majority of the Food Ingredients segment. The Company concluded that the disposal plan represented a strategic shift that would have a major effect on its operations and financial results, and accordingly, met the discontinued operations accounting criteria during the second quarter of 2026. The SCL disposal group met the criteria for held for sale classification in the third quarter of 2025 and was divested on March 2, 2026. The Food Ingredients disposal group met the criteria for held for sale classification in the second quarter of 2026. Accordingly, the Company is separately reporting the combined results of the SCL and Food Ingredients disposal groups as discontinued operations in its Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) and Consolidated Balance Sheets for all periods presented. Cash flows from discontinued operations have not been shown separately in the Consolidated Statements of Cash Flows for all periods presented.
Soy Crush, Concentrates & Lecithin Disposal Group
On August 5, 2025, the Company announced it had entered into a definitive agreement to divest its Soy Crush, Concentrates, and Lecithin business, which was included in the Food Ingredients segment, and is now included within discontinued operations. The Company completed the divestiture on March 2, 2026, and results of the SCL disposal group are now presented within discontinued operations for all periods presented. The Company received cash proceeds of approximately $105 million and recognized a pre-tax loss of approximately $7 million in connection with this sale, presented within Income (loss) from discontinued operations before tax on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the nine months ended September 30, 2026. This is in addition to the life-to-date loss on assets classified as held for sale of $115 million as of December 31, 2025.
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
Selected Financial Information Related to Discontinued Operations
The following table presents the components of discontinued operations, net of income taxes, in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(DOLLARS AND SHARES IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2026	2025	2026	2025
Net sales	$787	$825	$2,449	$2,463
Cost of sales	570	641	1,835	1,890
Gross profit	217	184	614	573
Research and development expenses	11	12	35	33
Selling and administrative expenses	107	73	322	218
Amortization of acquisition-related intangibles	—	62	104	188
Impairment of goodwill	—	—	—	1,119
Restructuring and other charges	2	2	4	5
Operating profit (loss)	97	35	149	(990)
Losses on business disposals	—	—	7	—
Losses on assets classified as held for sale	—	108	—	108
Other (income) expense, net	(2)	1	(1)	(8)
Income (loss) from discontinued operations before tax	99	(74)	143	(1,090)
Provision (benefit) for income taxes from discontinued operations	27	(16)	38	4
Net income (loss) from discontinued operations, net of tax	$72	$(58)	$105	$(1,094)
The following table presents selected financial information included in cash flows from discontinued operations:

	Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2026	2025
Cash flows from operating activities of discontinued operations:
Depreciation and amortization	$152	$286
Losses on business disposal	7	—
Impairment of goodwill	—	1,119
Cash flows from investing activities of discontinued operations:
Additions to property, plant and equipment	107	117
Supplemental Disclosures for discontinued operations:
Accrued capital expenditures	$13	$16
The following table presents the assets and liabilities included in discontinued operations as of September 30, 2026 and December 31, 2025, in the Consolidated Balance Sheets.

(DOLLARS IN MILLIONS)	September 30, 2026(1)	December 31, 2025
Assets
Cash and cash equivalents	$242	$243
Trade receivables, net	544	462
Inventories	731	775
Prepaid expenses and other current assets	144	144
Property, plant and equipment, net	1,384	1,441
Goodwill	43	43
Other intangible assets, net	1,960	2,168
Operating lease right-of-use assets	69	71
Other assets	64	73
Valuation allowance	—	(115)
Total assets of discontinued operations	5,181	5,305
Liabilities
Accounts payable	360	388
Accrued payroll and bonus	78	68
Other current liabilities	87	88
Long-term debt	2	2
Retirement liabilities	13	12
Operating lease liabilities	53	54
Deferred income taxes	538	539
Other liabilities	9	16
Total liabilities of discontinued operations	$1,140	$1,167
_______________________
(1)All assets and liabilities of discontinued operations were classified as current on the Consolidated Balance Sheets as of September 30, 2026 as it was probable that the sale of the Food Ingredients disposal group would be completed within one year from the balance sheet date.

NOTE 4. BUSINESS DIVESTITURES AND ASSETS AND LIABILITIES HELD FOR SALE
Business Divestitures
Sale of CitraSource Business
On June 23, 2026, the Company entered into a definitive agreement to divest the CitraSource business, which is included in the Scent segment. The Company completed the divestiture on July 1, 2026, and received cash proceeds of approximately $43 million which is equal to the fair value of sale consideration.
The carrying amount of net assets associated with the CitraSource business was approximately $43 million. The major classes of assets and liabilities sold consisted of the following:

(DOLLARS IN MILLIONS)	July 1, 2026
Assets
Trade receivables, net	$3
Inventories	27
Property, plant and equipment, net	5
Goodwill	8
Other intangible assets, net	31
Less: Loss recognized on assets held-for-sale	(27)
Total assets held-for-sale	47
Liabilities
Accounts payable	3
Other liabilities	1
Total liabilities held-for-sale	$4
The Company recorded a loss on assets classified as held for sale of $27 million during the three months ended June 30, 2026 to adjust the net book value of this business to its fair value less costs to sell. The Company recorded the loss on classification as held for sale as a valuation allowance on the group of assets held for sale, without allocation to the individual assets or major classes of assets within the group.
Divestiture of the Pharma Solutions Disposal Group
During March 2024, the Company announced it had entered into an agreement to sell its Pharma Solutions business that is primarily made up of most businesses within the Company’s existing Pharma Solutions reportable operating segment (the “Pharma Solutions disposal group”). The Company completed the divestiture on May 1, 2025, and received gross cash proceeds of $2.581 billion at the time. During the nine months ended September 30, 2026, the Company received an additional $97 million of proceeds related to an earnout for 2024 performance and has paid $11 million primarily related to indemnifications payable. The Company and the buyer are still in the process of determining the final earnout amount related to the 2025 performance and other post-closing adjustments, which are primarily related to cash, working capital balances, and other adjustments per the transaction agreement. The fair value estimation of the final earnout amount uses Level 3 unobservable inputs as categorized within the ASC Topic 820 fair value hierarchy, as discussed in Note 3 of the Company’s 2025 Form 10-K. Based on the final calculation of 2025 results and post-closing adjustments, there could be a significant increase or decrease in the total sale consideration.
The following table summarizes the fair value of sale consideration in connection with the business divestiture, net of costs to sell:

(DOLLARS IN MILLIONS)
Cash proceeds from the buyer at time of sale	$2,581
2024 earnout	97
Receivable for 2025 earnout and other post-closing adjustments	46
Indemnifications and other payable	(16)
Direct costs to sell	(30)
Fair value of sale consideration	$2,678
The net proceeds received from the business divestiture presented under Cash flows from investing activities represent the cash portion of the sale consideration, reduced by the cash transferred to the buyer as part of the transaction. Amounts paid for direct costs to sell are presented as Cash flows from operating activities.
The following table summarizes the components of net proceeds received from the business divestiture presented under Cash flows from investing activities for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
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
As a result of the business divestiture, the Company recognized a pre-tax loss of approximately $121 million, subject to certain post-closing adjustments, presented in (Gains) losses on business disposals on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the nine months ended September 30, 2025. This is in addition to the life-to-date loss on assets classified as held for sale of $307 million recognized through March 31, 2025.
Divestiture of the Nitrocellulose Business

During October 2024, the Company entered into an agreement to sell its Nitrocellulose business (including the related industrial park in Germany), which was included within the Company’s existing Pharma Solutions reportable operating segment. The Company completed the divestiture on May 9, 2025, and received cash proceeds of approximately $161 million. During the nine months ended September 30, 2026, the Company received a net payment of $1 million related to post-closing adjustments.
The following table summarizes the fair value of sale consideration received in connection with the business divestiture:

(DOLLARS IN MILLIONS)
Cash proceeds from the buyer	$161
Direct costs to sell	(3)
Post-closing adjustments	1
Fair value of sale consideration	$159
The net proceeds received from the business divestiture presented under Cash flows from investing activities represent the cash portion of the sale consideration, which was determined as the fair value of sale consideration adjusted by the cash transferred to the buyer as part of the transaction. Amounts paid for direct costs to sell are presented as Cash flows from operating activities.
The following table summarizes the components of net proceeds received from the business divestiture presented under Cash flows from investing activities for the nine months ended September 30, 2025.

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

As a result of the business divestiture, the Company recognized a pre-tax gain of approximately $11 million. A gain of $1 million and $10 million are presented within (Gains) losses on business disposals on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the nine months ended September 30, 2026 and 2025, respectively.
Divestiture of a Tobacco Flavoring Business in North America
The Company completed the divestiture of the Tobacco Flavoring Business in North America on April 1, 2025, and received gross cash proceeds of approximately $20 million.
As a result of the divestiture, the Company recognized a pre-tax gain of $1 million presented in (Gains) losses on business disposals on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the nine months ended September 30, 2025.
Assets and Liabilities Held for Sale
Sale of Meat Cultures Business
In July 2026, the Company entered into a definitive agreement to divest its Meat Cultures business, which is included in the Health & Biosciences segment. The Company completed the initial steps of the divestiture on October 5, 2026, and received cash proceeds of approximately $30 million.
The sale does not constitute a strategic shift of the Company’s operations and does not, and will not, have major effects on the Company’s operations and financial results. Therefore, the transaction does not meet the discontinued operations criteria.
The Company determined that the assets and liabilities of the Meat Cultures business met the criteria to be presented as “held for sale” during the third quarter of 2026. As a result, as of September 30, 2026, such assets and liabilities were classified as held for sale on the Consolidated Balance Sheets.
Sale of Portfolio of Botanical Extracts, Vitamins & Minerals and Food Enhancement Products
In July 2026, the Company announced that it had entered into a definitive agreement to divest its portfolio of Botanical Extracts, Vitamins & Minerals and Food Enhancement Products (the “Botanicals & Food Enhancements disposal group”), which are primarily included in the Health & Biosciences and Taste segments. The transaction is subject to customary closing conditions and is expected to close in the fourth quarter of 2026.
The sale does not constitute a strategic shift of the Company’s operations and does not, and will not, have major effects on the Company’s operations and financial results. Therefore, the transaction does not meet the discontinued operations criteria. The Company determined that the assets and liabilities of the Botanicals & Food Enhancements disposal group met the criteria to be presented as “held for sale” during the third quarter of 2026. As a result, as of September 30, 2026, such assets and liabilities were classified as held for sale on the Consolidated Balance Sheets.
The classification of the Botanicals & Food Enhancements disposal group as held for sale was considered an event or change in circumstance requiring an assessment of the goodwill associated with the businesses included in the Botanicals & Food Enhancements disposal group. Goodwill was allocated to the Botanicals & Food Enhancements disposal group based on the relative fair value of the businesses included in the Botanicals & Food Enhancements disposal group compared to the reporting units to which those businesses relate. Following the allocation of goodwill, the Company performed a goodwill impairment test and determined that the carrying value exceeded the fair value of the Botanicals & Food Enhancements disposal group. As a result, the Company recognized a goodwill impairment charge of $23 million.
The Company determined that the fair value of $69 million less estimated costs to sell of $6 million of the disposal group was less than its book value. As such, the Company recorded an impairment loss of $236 million in the third quarter of 2026 to adjust the net book value of this business to its fair value less costs to sell. The Company recorded the loss on classification as held for sale as a valuation allowance on the group of assets held for sale, without allocation to the individual assets or major classes of assets within the group. Due to the nature of estimates, the carrying value is subject to change based on developments leading up to the closing date, and the actual amounts realized upon sale may be more than or less than the estimated carrying value of the disposal group. Any difference will be recognized as a gain or loss in future financial statements.
For the three and nine months ended September 30, 2026, the Company recognized total income tax benefits of approximately $55 million related to loss on assets classified as held for sale for the Botanicals & Food Enhancements disposal group.
Carrying Amount of Assets and Liabilities Held for Sale
Included in the Company’s Consolidated Balance Sheets as of September 30, 2026 are the following carrying amounts of the assets and liabilities held for sale, related to the Meat Cultures business and the Botanicals & Food Enhancements disposal group. There were no assets and liabilities held for sale as of December 31, 2025.

(DOLLARS IN MILLIONS)	September 30, 2026
Assets
Cash and cash equivalents	$5
Trade receivables, net	36
Inventories	50
Property, plant and equipment, net	40
Goodwill(1)	14
Other intangible assets, net	175
Operating lease right-of-use assets	9
Other assets	24
Less: Loss recognized on assets held-for-sale	(236)
Total assets held-for-sale	117
Liabilities
Accounts payable	16
Other liabilities	16
Total liabilities held-for-sale	$32
_______________________
(1)The goodwill presented here is net of the $23 million goodwill impairment charge related to the Botanicals & Food Enhancements disposal group.

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
The estimated total cost of the program initiatives ranges from $85 million to $95 million. The anticipated cash charges include employee-related costs such as severance, contract terminations costs, and dismantling costs. Additionally, non-cash charges related to assets, such as fixed asset write downs, are expected.
Since the inception of the program, the Company has recognized $81 million in severance costs and $2 million in fixed asset write-downs and site closure expenses. During the three and nine months ended September 30, 2026, the Company incurred approximately $5 million and $15 million, respectively, primarily related to severance costs in connection with the IFF Productivity Program, including $1 million of non-cash stock compensation acceleration expense. During the three and nine months ended September 30, 2025, the Company incurred approximately $14 million and $49 million, respectively, in severance costs in connection with the IFF Productivity Program.
Changes in Restructuring Liabilities
Changes in restructuring liabilities during the nine months ended September 30, 2026 were as follows:

(DOLLARS IN MILLIONS)	Balance at January 1, 2026	Additional Charges (Reversals), Net	Non-Cash Charges	Cash Payments	Balance at September 30, 2026
IFF Productivity Program
Severance	$34	$14	$(1)	$(34)	$13
Other	—	1	—	(1)	—
Total Restructuring and other charges	$34	$15	$(1)	$(35)	$13

Restructuring liabilities are presented in “Other current liabilities” on the Consolidated Balance Sheets.
Charges by Segment
The following table summarizes the total amount of costs incurred in connection with the restructuring programs and activities by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2026	2025	2026	2025
Taste	$2	$9	$7	$19
Health & Biosciences	2	4	7	15
Scent	1	1	1	15
Total Restructuring and other charges	$5	$14	$15	$49

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
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2026	2025	2026	2025
Equity-based awards	$17	$19	$63	$65
Liability-based awards	1	—	2	1
Total stock-based compensation expense	18	19	65	66
Less: Tax benefit	(4)	(4)	(13)	(13)
Total stock-based compensation expense, after tax	$14	$15	$52	$53
As of September 30, 2026, there was approximately $70 million of total unrecognized compensation cost related to non-vested awards granted under the equity incentive plans.

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
The Company’s CODM evaluates the performance of these reportable segments based on their Adjusted Operating EBITDA, which is defined as (Loss) Income from continuing operations before taxes, depreciation and amortization expense, interest expense, restructuring and other charges and certain items that are not related to recurring operations. Certain corporate costs previously allocated to the Food Ingredients business for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to the Company’s three remaining segments.
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

Reportable segment information was as follows:

	Three Months Ended September 30, 2026
	Taste	Health & Biosciences	Scent	Total
Net sales	$687	$566	$689	$1,942
Cost of sales	(419)	(305)	(392)
Research & development expenses	(46)	(56)	(67)
Selling & administrative expenses	(116)	(105)	(112)
Depreciation expense add-back (a)	22	36	21
Adjusted Operating EBITDA from Continuing Operations	$128	$136	$139	$403

Reconciliation of Adjusted Operating EBITDA from Continuing Operations:
Total Adjusted Operating EBITDA from Continuing Operations	$403
Depreciation & Amortization	(156)
Interest Expense	(46)
Other Expense, net (b)	(14)
Restructuring and Other Charges (c)	(5)
Impairment of Goodwill (d)	(23)
Gains (losses) on Business Disposals (e)	2
Loss on Assets Classified as Held for Sale (f)	(236)
Divestiture Costs (g)	(10)
Strategic Initiative Costs (h)	(9)
Regulatory Costs (i)	(34)
Other (l)	(6)
Loss from continuing operations before taxes	$(134)

	Nine Months Ended September 30, 2026
	Taste	Health & Biosciences	Scent	Total
Net sales	$2,055	$1,742	$2,005	$5,802
Cost of sales	(1,227)	(927)	(1,141)
Research & development expenses	(139)	(167)	(187)
Selling & administrative expenses	(344)	(324)	(321)
Depreciation expense add-back (a)	59	102	58
Adjusted Operating EBITDA from Continuing Operations	$404	$426	$414	$1,244

Reconciliation of Adjusted Operating EBITDA from Continuing Operations:
Total Adjusted Operating EBITDA from Continuing Operations	$1,244
Depreciation & Amortization	(462)
Interest Expense	(136)
Other Expense, net (b)	(47)
Restructuring and Other Charges (c)	(15)
Impairment of Goodwill (d)	(23)
Gains (losses) on Business Disposals (e)	1
Loss on Assets Classified as Held for Sale (f)	(263)
Divestiture Costs (g)	(25)
Strategic Initiative Costs (h)	(27)
Regulatory Costs (i)	(115)
Entity Realignment Costs (k)	(2)
Other (l)	(4)
Income from continuing operations before taxes	$126

	Three Months Ended September 30, 2025
	Taste	Health & Biosciences	Scent	Total
Net sales	$658	$559	$652	$1,869
Cost of sales	(399)	(299)	(372)
Research & development expenses	(41)	(57)	(64)
Selling & administrative expenses	(112)	(101)	(107)
Depreciation expense add-back (a)	17	32	18
Adjusted Operating EBITDA from Continuing Operations	$123	$134	$127	$384

Reconciliation of Adjusted Operating EBITDA from Continuing Operations:
Total Adjusted Operating EBITDA from Continuing Operations	$384
Depreciation & Amortization	(151)
Interest Expense	(48)
Other Expense, net (b)	(13)
Restructuring and Other Charges (c)	(14)
Divestiture Costs (g)	(11)
Strategic Initiative Costs (h)	(10)
Regulatory Costs (i)	(7)
Income from continuing operations before taxes	$130

	Nine Months Ended September 30, 2025
	Taste	Health & Biosciences	Scent	Pharma Solutions	Total
Net sales	$1,962	$1,638	$1,869	$369	$5,838
Cost of sales	(1,190)	(875)	(1,051)	(248)
Research & development expenses	(131)	(163)	(184)	(8)
Selling & administrative expenses	(321)	(294)	(298)	(42)
Depreciation expense add-back (a)	49	90	50	5
Adjusted Operating EBITDA from Continuing Operations	$369	$396	$386	$76	$1,227

Reconciliation of Adjusted Operating EBITDA from Continuing Operations:
Total Adjusted Operating EBITDA from Continuing Operations	$1,227
Depreciation & Amortization	(439)
Interest Expense	(180)
Other Expense, net (b)	(52)
Restructuring and Other Charges (c)	(49)
Impairment of Goodwill (d)	(34)
Gains (losses) on Business Disposals (e)	(111)
Gain on Extinguishment of Debt (j)	488
Divestiture Costs (g)	(88)
Strategic Initiative Costs (h)	(24)
Regulatory Costs (i)	(71)
Entity Realignment Costs (k)	(5)
Other (l)	(6)
Income from continuing operations before taxes	$656
_______________________

a)	There is depreciation recorded within cost of sales, research & development expenses, and selling & administrative expenses, which is then added back to calculate segment Adjusted Operating EBITDA from continuing operations. This reflects how the CODM reviews Segment results.
b)	Please refer to Note 9 for additional information.
c)	For 2026 and 2025, represents costs primarily related to severance as part of the IFF Productivity Program.
d)	For 2026, represents the impairment of goodwill attributable to the Botanicals & Food Enhancements disposal group. For 2025, represents the impairment of goodwill attributable to the portion of the Food Ingredients reporting unit that is not included within the Food Ingredients or SCL disposal groups.
e)
For 2026, primarily represents gains recognized as part of final settlement adjustments related to the divestiture of the Nitrocellulose business. For 2025, primarily represents losses recognized as part of the sale of the Pharma Solutions disposal group, offset in part by gains recognized on the sale of the Nitrocellulose business. Please refer to Note 4 for additional information.

f)	For 2026, represents the loss on assets classified as held for sale related to the Botanicals & Food Enhancements disposal group and the CitraSource business.
g)	For 2026 and 2025, primarily represents costs related to the Company’s completed and anticipated divestitures, excluding external costs related to the planned divestiture of the Food Ingredients disposal group and the completed divestiture of the SCL disposal group. These costs primarily consisted of external consulting fees, professional and legal fees and salaries of individuals who are fully dedicated to such efforts.
h)	Represents costs related to the Company’s strategic assessment and business portfolio optimization efforts and reorganizing the Global Business Services (GBS) Centers. In 2026, the GBS reorganization has been expanded to include additional functions such as customer service, supply chain and logistics in addition to human resources, accounting and finance, as well as additional efforts to automate processes and expand the use of artificial intelligence (AI) for these functions. These costs primarily consisted of external consulting fees and salaries of individuals who are fully dedicated to such efforts. Costs to develop software and AI are only included to the extent that they do not qualify for capitalization.
i)	For 2026 and 2025, represents costs primarily related to provisions recognized for the ongoing investigations of the fragrance businesses and legal fees incurred.
j)	For 2025, represents the gain recognized on the extinguishment of debt in connection with the completion of tender offers. Please refer to Note 14 for additional information.

k)	For 2026 and 2025, primarily represents consulting costs related to the Company’s implementation of a phased restructuring initiative aimed at optimizing its legal entity framework.
l)	For 2026 and 2025, primarily represents the net impact of costs related to severance for certain executives who have separated from the Company. For 2026, also represents losses recognized upon the sale of fixed assets.

Reportable segment capital expenditures consisted as follows:

	Three Months Ended September 30,
(DOLLARS IN MILLIONS)	2026	2025
Taste	$34	$21
Health and Biosciences	52	39
Scent	23	21
Consolidated	$109	$81

	Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2026	2025
Taste	$101	$76
Health and Biosciences	149	100
Scent	92	74
Pharma Solutions	—	38
Consolidated	$342	$288
Net sales, which are attributed to individual regions based upon the destination of product delivery, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2026	2025	2026	2025
Europe, Africa and Middle East	$690	$688	$2,105	$2,089
Greater Asia	463	441	1,441	1,396
North America	514	493	1,489	1,606
Latin America	275	247	767	747
Consolidated	$1,942	$1,869	$5,802	$5,838

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2026	2025	2026	2025
Net sales related to the U.S.	$500	$470	$1,417	$1,511
Net sales attributed to all foreign countries	1,442	1,399	4,385	4,327
No country other than the U.S. had net sales greater than 10% of total consolidated net sales for each of the three and nine months ended September 30, 2026 and 2025.

NOTE 8. EMPLOYEE BENEFITS
Pension and other defined contribution retirement plan expenses included the following components:

(DOLLARS IN MILLIONS)	U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest cost on projected benefit obligation(1)	$1	$1	$2	$2
Net amortization and deferrals	—	(1)	1	—
Net periodic benefit cost - total	$1	$—	$3	$2

(DOLLARS IN MILLIONS)	Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service cost for benefits earned(2)	$5	$6	$15	$15
Interest cost on projected benefit obligation(1)	9	8	26	25
Expected return on plan assets(1)	(14)	(12)	(43)	(35)
Net amortization and deferrals(1)	2	—	5	2
Net periodic benefit cost - total	$2	$2	$3	$7
_______________________
(1)Included as a component of Other expense, net.
(2)Included as a component of Operating profit.
On a total Company basis, the Company expects to contribute a total of $5 million to its U.S. pension plans and a total of $17 million to its non-U.S. pension plans during 2026. During the nine months ended September 30, 2026, $3 million of contributions were made with respect to the Company’s non-qualified U.S. pension plans and $11 million of contributions were made to the non-U.S. pension plans.
Expense recognized for post-retirement benefits other than pensions included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2026	2025	2026	2025
Interest cost on projected benefit obligation	$1	$1	$2	$2
Net amortization and deferrals	—	—	—	(1)
Postretirement benefit expense - total	$1	$1	$2	$1
The Company expects to make $4 million of payments related to its postretirement benefits other than pension plans during 2026. In the nine months ended September 30, 2026, $2 million of benefit payments were made.

NOTE 9. OTHER EXPENSE, NET
Other expense, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2026	2025	2026	2025
Foreign exchange losses	$(17)	$(20)	$(54)	$(70)
Interest income	3	4	10	15
Pension-related benefit	2	3	7	4
Other	(2)	—	(10)	(1)
Other expense, net	$(14)	$(13)	$(47)	$(52)

NOTE 10. INCOME TAXES
The effective tax rate for the three months ended September 30, 2026 was 5.2%, which was primarily driven by a discrete tax benefit resulting from the effective resolution of a Mexican tax matter, partially offset by the geographic mix of earnings, non-deductible regulatory costs, and tax costs associated with repatriation activities.
The effective tax rate for the nine months ended September 30, 2026 was 51.6%, which was primarily driven by non-deductible regulatory costs, changes in the mix of earnings, as well as tax costs associated with repatriation activities and business divestitures, offset by a discrete tax benefit resulting from the effective resolution of a Mexican tax matter.
The effective tax rate for the three months ended September 30, 2025 was 23.8%, which was primarily due to the mix of pre-tax income and losses in different jurisdictions.
The effective tax rate for the nine months ended September 30, 2025 was (9.3)%, which was primarily driven by the tax benefit resulting from the entity realignment project, offset by changes in the mix of earnings post-divestitures. During the nine months ended September 30, 2025, a one-time tax benefit of $361 million was achieved as part of the realignment project. The Company does not currently anticipate any similar income tax benefits in future periods.

NOTE 11. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of the following amounts:

(DOLLARS IN MILLIONS)	September 30, 2026	December 31, 2025
Asset Type
Land	$57	$62
Buildings and improvements	1,375	1,359
Machinery and equipment	2,565	2,506
Information technology	667	594
Construction in process	227	318
Total Property, plant and equipment	4,891	4,839
Accumulated depreciation	(2,243)	(2,154)
Total Property, plant and equipment, net	$2,648	$2,685
Depreciation expense was $78 million and $67 million for the three months ended September 30, 2026 and 2025, respectively, and $218 million and $193 million for the nine months ended September 30, 2026 and 2025, respectively.
Interest incurred during the construction period of certain property, plant and equipment is capitalized until the underlying assets are placed in service, at which time straight-line amortization of the capitalized interest begins over the estimated useful lives of the related assets. Capitalized interest was approximately $2 million and $3 million for the three months ended September 30, 2026 and 2025, and approximately $9 million for the nine months ended September 30, 2026 and 2025.

NOTE 12. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill attributable to each reportable segment for the nine months ended September 30, 2026 were as follows:

(DOLLARS IN MILLIONS)	Taste	Scent	Health & Biosciences	Total
Balance at January 1, 2026	$2,296	$1,508	$4,422	$8,226
Transferred to assets held for sale(1)	(7)	(8)	(30)	(45)
Foreign exchange	(39)	(16)	(43)	(98)
Balance at September 30, 2026	$2,250	$1,484	$4,349	$8,083
_______________________
(1)Recognized $23 million of impairment related to the Botanicals & Food Enhancements disposal group classified as held for sale as of September 30, 2026. See Note 4 for additional information.

Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	September 30,	December 31,
(DOLLARS IN MILLIONS)	2026	2025
Asset Type
Customer relationships	$4,249	$4,625
Technological know-how	1,306	1,354
Trade names & patents	154	170
Other	24	25
Total carrying value	5,733	6,174
Accumulated Amortization
Customer relationships	(1,520)	(1,507)
Technological know-how	(628)	(592)
Trade names & patents	(94)	(90)
Other	(21)	(21)
Total accumulated amortization	(2,263)	(2,210)
Other intangible assets, net	$3,470	$3,964
Amortization
Amortization expense was $78 million and $84 million for the three months ended September 30, 2026 and 2025, respectively, and $244 million and $246 million for the nine months ended September 30, 2026 and 2025, respectively.
Amortization expense for the next five years, based on valuations and determinations of useful lives, is expected to be as follows:

(DOLLARS IN MILLIONS)	Remainder of 2026	2027	2028	2029	2030
Estimated future intangible amortization expense	$78	$310	$305	$280	$277

NOTE 13.    OTHER CURRENT ASSETS AND LIABILITIES, AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	September 30, 2026	December 31, 2025
Value-added tax receivable	$119	$108
Prepaid income taxes and receivables	368	192
Packaging materials and supplies	44	43
Prepaid expenses	140	161
Earnout and other post-closing adjustments receivable	46	139
Other	120	99
Total	$837	$742

Other assets consisted of the following amounts:

(DOLLARS IN MILLIONS)	September 30, 2026	December 31, 2025
Deferred income taxes	$285	$261
Overfunded pension plans	186	177
Cash surrender value of life insurance contracts	57	57
Finance lease right-of-use assets	25	25
Equity method investments	10	10
Long-term income tax receivables(1)	93	215
Other(2)	213	209
Total	$869	$954
_______________________
(1)Primarily relates to long-term tax receivables due to an operating loss carryback and long-term uncertain tax benefits.
(2)Primarily relates to land usage rights in China, long-term value-added tax receivables, and receivables from certain government authorities which the Company has corresponding payables to DuPont in relation to the 2021 merger of IFF and the nutrition and biosciences (“N&B”) business of Dupont.

Other current liabilities consisted of the following amounts:

(DOLLARS IN MILLIONS)	September 30, 2026	December 31, 2025
Rebates and incentives payable	$101	$98
Value-added tax payable	37	29
Interest payable	32	27
Current pension and other postretirement benefit obligation	13	13
Accrued restructuring	13	34
Current operating lease obligation	78	78
Accrued income taxes	110	145
Accrued expenses payable	328	266
Other	154	145
Total	$866	$835

NOTE 14.    DEBT
Debt consisted of the following:

(DOLLARS IN MILLIONS)	Effective Interest Rate	September 30, 2026	December 31, 2025
2026 Euro Notes(1)	1.93%	—	940
2027 Notes(1)	1.56%	802	804
2028 Notes(1)	4.57%	399	399
2030 Notes(1)	2.21%	1,238	1,238
2040 Notes(1)	3.04%	341	341
2047 Notes(1)	4.44%	392	392
2048 Notes(1)	5.12%	674	674
2050 Notes(1)	3.21%	888	888
Delayed Draw Term Loan Facility(1)	5.52%	999	—
Revolving Credit Facility(2)		—	—
Commercial paper(3)		539	314
Bank overdrafts and other		1	2
Total debt		6,273	5,992
Less: Short-term borrowings		(1,538)	(1,254)
Total Long-term debt		$4,735	$4,738
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
Delayed Draw Term Loan Facility
On June 23, 2026, the Company entered into a Term Loan Credit Agreement providing for a $1.0 billion senior unsecured delayed draw term loan facility. On September 24, 2026, the Company drew the full $1.0 billion available under the facility. The loan matures on December 31, 2027, and amounts repaid may not be re-borrowed. Proceeds, together with cash on hand, were used to (i) pay the Company’s €800 million aggregate principal amount of 1.800% Senior Notes which were due on September 25, 2026, (ii) to pay related fees and expenses incurred in connection with the loan, and (iii) to fund general corporate purposes. Borrowings will bear interest at Term SOFR plus an applicable margin ranging from 0.875% to 1.500% per annum, or, at the Company’s option, a base rate plus an applicable margin ranging from 0.000% to 0.500% per annum, in each case based on the Company’s public debt ratings. The agreement also requires mandatory prepayment of 100% with the net cash proceeds from the sale of the Company’s Food Ingredients business. Given that the sale is expected to close within the next twelve months, the loan is classified as short-term debt in the Company's Consolidated Balance Sheets. The agreement contains customary representations and warranties, affirmative and negative covenants, including a maximum net debt to consolidated EBITDA ratio of 3.75 to 1.00, and events of default that are substantially consistent with those contained in the Company’s Revolving Credit Facility.
Repayments of Debt
2026 Euro Notes
On September 25, 2026, the Company repaid the €800 million ($912 million) 2026 Euro Notes, which was primarily funded by the Delayed Draw Term Loan Facility as described above.
Tender Offers
On May 20, 2025, the Company commenced tender offers to purchase for cash certain of its outstanding series of Senior Notes for an aggregate purchase price, excluding accrued and unpaid interest, of $2.0 billion. The carrying value of this series of Senior Notes purchased as a result of these tender offers was $2.5 billion. The Company also incurred approximately $6 million of banking and legal costs. In connection with the completion of these tender offers, the Company recognized a gain on debt extinguishment of $488 million within the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the period ended September 30, 2025. The tender offers were primarily funded through the proceeds received from the divestiture of the Pharma Solutions disposal group.

Other
For the nine months ended September 30, 2025, the Company made debt repayments totaling approximately $413 million on the remaining balance of the 2026 Term Loan Facility. This was done using a portion of the cash proceeds from the divestiture of the Pharma Solutions disposal group in accordance with the terms of the Term Loan Facility agreement.
Commercial Paper
As of September 30, 2026, the amount of commercial paper outstanding was $539 million with a weighted average interest rate of 4.26% and a weighted average maturity of 44 days. As of December 31, 2025, the amount of commercial paper outstanding was $314 million with a weighted average interest rate of 4.21% and a weighted average maturity of 35 days.
For the nine months ended September 30, 2026, the Company had gross issuances of $4.333 billion and repayments of $4.109 billion under the commercial paper program. For the nine months ended September 30, 2025, the Company had gross issuances of $3.820 billion and repayments of $3.450 billion under the commercial paper program. The commercial paper issued during each of the nine months ended September 30, 2026 and 2025 had original maturities of less than three months.
The commercial paper program is backed by the borrowing capacity available under the Revolving Credit Facility. The effective interest rate of commercial paper issuances does not materially differ from short-term interest rates, which fluctuate due to market conditions and as a result may impact the Company’s interest expense.
Revolving Credit Facility
For the nine months ended September 30, 2026 and 2025, the Company had no drawdowns or repayments under the $2 billion Revolving Credit Facility.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of September 30, 2026, the Company has a total capacity of approximately $1.762 billion of lines of credit with various financial institutions, of which $1.760 billion is available as of September 30, 2026.

NOTE 15.   LEASES
The Company has leases for corporate offices, manufacturing facilities, research and development facilities and certain transportation and office equipment. The Company’s leases have remaining lease terms of up to 50 years, some of which include options to extend the leases for up to 15 years.
The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(DOLLARS IN MILLIONS)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating leases
Operating lease cost	$32	$27	$86	$75
Variable lease cost	7	9	33	36
Total operating lease cost	$39	$36	$119	$111
Finance leases
Finance lease cost	$4	$3	$11	$8
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended	Nine Months Ended
(DOLLARS IN MILLIONS)	September 30, 2026	September 30, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$87	$83
Operating cash flows for finance leases	1	1
Financing cash flows for finance leases	10	7
Right-of-use assets obtained in exchange for lease obligations
Operating leases	32	66
Finance leases	12	10

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
The carrying values and the estimated fair values of financial instruments at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026		December 31, 2025
(DOLLARS IN MILLIONS)	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 1
Cash and cash equivalents(1)	$519	$519	$590	$590
LEVEL 2
Credit facilities and bank overdrafts(2)	1	1	2	2
Derivatives
Derivative assets(3)	19	19	18	18
Derivative liabilities(3)	225	225	241	241
Commercial paper(2)	539	539	314	314
Long-term debt:
2026 Euro Notes(4)	—	—	940	935
2027 Notes(4)	802	774	804	768
2028 Notes(4)	399	394	399	403
2030 Notes(4)	1,238	1,079	1,238	1,113
2040 Notes(4)	341	231	341	255
2047 Notes(4)	392	296	392	322
2048 Notes(4)	674	554	674	607
2050 Notes(4)	888	537	888	585
Delayed Draw Term Loan Facility(5)	999	999	—	—
_______________________

(1)The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments. The amounts presented are inclusive of cash and cash equivalents from assets held for sale and discontinued operations.
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
Hedges Related to Issuances of Debt
As of September 30, 2026, the Company had no debt instruments designated as net investment hedges. During the second quarter of 2026, the Company de-designated its Euro Notes as a hedge of a portion of its net European investments. Subsequent changes in the fair value of the debt are recorded in earnings. Amounts previously recorded in accumulated other comprehensive income (“AOCI”) related to the hedge remain in AOCI until the related net investment is substantially liquidated. The Company entered into additional foreign currency forward contracts to hedge the remaining currency fluctuations on the Euro Notes until maturity in September 2026.
Cross Currency Swaps
The Company has twenty-two EUR/USD cross currency swaps with a notional value of $2.4 billion that mature through February 2036. The swaps all qualified as net investment hedges in order to mitigate a portion of the Company’s net European investments from foreign currency risk. As of September 30, 2026, the swaps were in a net liability position with an aggregate fair value of $166 million, of which $18 million were in an asset position presented in “Other assets” and $184 million were in a liability position presented in “Other liabilities” on the Consolidated Balance Sheets. Changes in fair value related to cross currency swaps are recorded in OCI.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of September 30, 2026 and December 31, 2025:

(DOLLARS IN MILLIONS)	September 30, 2026	December 31, 2025
Foreign currency contracts(1)	$(2,191)	$(1,840)
Cross currency swaps	2,400	1,900
_______________________
(1)Foreign currency contracts are presented net of the outstanding buy/(sell) instruments.

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected on the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency forward contracts	$—	$1	$1
Cross currency swaps	18	—	18
Total derivative assets	$18	$1	$19
Derivative liabilities(2)
Foreign currency forward contracts	$—	$41	$41
Cross currency swaps	184	—	184
Total derivative liabilities	$184	$41	$225

	December 31, 2025
(DOLLARS IN MILLIONS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(1)
Foreign currency forward contracts	$—	$17	$17
Cross currency swaps	1	—	1
Total derivative assets	$1	$17	$18
Derivative liabilities(2)
Foreign currency forward contracts	$—	$3	$3
Cross currency swaps	238	—	238
Total derivative liabilities	$238	$3	$241
 _______________________
(1)Derivative assets are recorded to Prepaid expenses and other current assets on the Consolidated Balance Sheets.
(2)Derivative liabilities are recorded to Other current liabilities and Other liabilities on the Consolidated Balance Sheets.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025:

	Amount of Gain (Loss) Recognized in Income on Derivative Settlements		Amount of Gain (Loss) Recognized in Income on Changes in Fair Value		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Three Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Foreign currency forward contracts(1)	$(40)	$16	$6	$(41)	Other expense, net

	Amount of Gain (Loss) Recognized in Income on Derivative Settlements		Amount of Gain (Loss) Recognized in Income on Changes in Fair Value		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN MILLIONS)	Nine Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Foreign currency forward contracts(1)	$(58)	$131	$(55)	$25	Other expense, net
_______________________
(1)The foreign currency contract net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative and non-derivative instruments designated as cash flow and net investment hedging instruments, net of tax, on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025:

	Amount of Gain (Loss) Recognized in OCI on Derivative and Non-Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (“AOCI”) into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
(DOLLARS IN MILLIONS)	2026	2025		2026	2025
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$3	$—	Income (loss) from Discontinued Operations	$1	$—
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	28	14	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2026 Euro Notes	—	5	N/A	—	—
Tax expense	(6)	(5)		—	—
Total	$25	$14		$1	$—

	Amount of Gain (Loss) Recognized in OCI on Derivative and Non-Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2026	2025		2026	2025
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$6	$(1)	Income (loss) from Discontinued Operations	$1	$1

Interest rate swaps(1)	—	—	Interest expense	—	(1)
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	71	(150)	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2026 Euro Notes	8	(110)	N/A	—	—
Tax (expense) benefit	(18)	61		—	—
Total	$67	$(200)		$1	$—
_______________________
(1)     Interest rate swaps were entered into as pre-issuance hedges for the Company’s bond offerings.
The ineffective portion of the above noted net investment hedges was approximately $6 million and $3 million for the three months ended September 30, 2026 and 2025, respectively, and $17 million and $10 million for the nine months ended September 30, 2026 and 2025, respectively, and was recorded as a reduction to Interest expense on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
At September 30, 2026, based on current market rates, the Company does not expect any material derivative losses (net of tax), included in AOCI, to be reclassified into earnings within the next 12 months.

NOTE 17.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present changes in the accumulated balances for each component of other comprehensive loss, including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive loss, for the three and nine months ended September 30, 2026 and 2025:

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive loss, net of tax, as of July 1, 2026	$(1,440)	$(1)	$(147)	$(1,588)
OCI before reclassifications	(69)	4	3	(62)
Amounts reclassified from AOCI	—	(1)	(2)	(3)
Net current period other comprehensive (loss) income	(69)	3	1	(65)
Accumulated other comprehensive loss, net of tax, as of September 30, 2026	$(1,509)	$2	$(146)	$(1,653)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive loss, net of tax, as of January 1, 2026	$(1,273)	$(4)	$(153)	$(1,430)
OCI before reclassifications	(236)	7	13	(216)
Amounts reclassified from AOCI	—	(1)	(6)	(7)
Net current period other comprehensive income (loss)	(236)	6	7	(223)
Accumulated other comprehensive loss, net of tax, as of September 30, 2026	$(1,509)	$2	$(146)	$(1,653)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive loss, net of tax, as of July 1, 2025	$(1,264)	$(3)	$(148)	$(1,415)
OCI before reclassifications	(47)	—	(1)	(48)
Net current period other comprehensive (loss) income	(47)	—	(1)	(48)
Accumulated other comprehensive loss, net of tax, as of September 30, 2025	$(1,311)	$(3)	$(149)	$(1,463)

(DOLLARS IN MILLIONS)	Foreign Currency Translation Adjustments	Gains (Losses) on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive loss, net of tax, as of January 1, 2025	$(2,426)	$(2)	$(99)	$(2,527)
OCI before reclassifications	1,067	(1)	(2)	1,064
Reclassifications due to business divestitures	48	—	(50)	(2)
Amounts reclassified from AOCI	—	—	2	2
Net current period other comprehensive income (loss)	1,115	(1)	(50)	1,064
Accumulated other comprehensive loss, net of tax, as of September 30, 2025	$(1,311)	$(3)	$(149)	$(1,463)
The following table provides details about reclassifications out of Accumulated other comprehensive loss to the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss):

	Three Months Ended September 30,		Affected Line Item in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(DOLLARS IN MILLIONS)	2026	2025
Actuarial losses (gains)	$2	$—	(1)
Total	$2	$—	Total, net of income taxes

	Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(DOLLARS IN MILLIONS)	2026	2025
Prior service cost	$—	$1	(1)
Actuarial losses (gains)	6	(3)	(1)
Total	$6	$(2)	Total, net of income taxes
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

As of September 30, 2026, the Company had a total of approximately $240 million of available bank guarantees, commercial guarantees, standby letters of credit and surety bonds with various financial institutions. There was a total of approximately $51 million outstanding under the bank guarantees, standby letters of credit and commercial guarantees as of September 30, 2026.
In order to challenge certain assessments in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $8 million as of September 30, 2026.
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

Since March 2023, various putative class action lawsuits have been filed against IFF, Firmenich International SA, Givaudan SA, and Symrise AG and/or certain affiliates thereof in the Quebec Superior Court, the Federal Court of Canada, Ontario Superior Court, the Supreme Court of British Columbia and, in several cases, the United States District Court for the District of New Jersey. These actions allege violations of the Canadian Competition Act and the Sherman Act, as applicable, and other related claims, and seek damages and other relief. IFF announced on October 17, 2025, that it entered into a settlement agreement which will be a full settlement of the multiple civil class actions brought by direct purchasers of fragrance products in the United States. On November 17, 2025, the U.S. District Court granted the motion for preliminary approval of this settlement and IFF then contributed $26 million to a settlement fund to resolve all class claims related to this direct purchaser class. The Court issued a final approval of the settlement on September 16, 2026. On March 16, 2026 and April 6, 2026, IFF entered into respective settlement agreements with the end-user plaintiffs and the indirect purchaser plaintiffs, respectively. After preliminary approval from the U.S. District Court, IFF contributed $6 million to a settlement with indirect purchaser plaintiffs on June 25, 2026, and contributed $11 million to a settlement with end-user plaintiffs on May 6, 2026. Notices are being published for the plaintiffs in each of the three class action settlements; the notice period for the direct purchaser settlement closed on October 19, 2026. During the twelve months ended December 31, 2025, the Company recognized a total provision of $43 million within “Selling and Administrative Expenses” in connection with the U.S. class action lawsuits, based on estimated potential settlement amount inclusive of the amounts noted above related to settlements with direct purchasers, indirect purchasers and end-user plaintiffs. This provision does not include any potential liabilities that may arise from other civil proceedings not encompassed by the U.S. class action lawsuits. On January 27, 2026, an additional class action complaint was filed in the District of New Jersey on behalf of a class of purchasers in the United States of consumer goods containing fragrance products that were purchased outside the United States. A settlement agreement has also been reached in this class action. This settlement will not require a payment from the Company. On September 16, 2026, the Court granted the plaintiff’s motion for preliminary approval of settlement in this matter. On July 7, 2026, the Ontario Superior Court denied the plaintiff’s motion to certify the action as a Canadian national class action; the plaintiffs have appealed that decision. IFF may face additional civil suits, in the United States, Canada, United Kingdom, European Union or in other countries, relating to such alleged conduct. At this time, IFF is unable to predict the potential outcome of these lawsuits or any potential effect they may have on the Company’s results of operations, liquidity or financial condition. The resolution of any of these items could have a material adverse effect on IFF’s results of operation, financial condition and overall business.
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
Additional investigations were initiated by some regulators relating to employment practices in the fragrance industry. As with the other investigations, IFF is cooperating with the regulators in these investigations.
As of September 30, 2026, IFF has recognized provisions based on its best estimates related to the pending investigations. IFF is currently unable to predict or determine the duration or outcome of the investigations, or whether the outcome of the investigations will materially impact the Company’s results of operations, liquidity or financial condition. An adverse judgment or other outcome or settlement with respect to any proceedings discussed above could result in significant fines or payments by IFF. The resolution of any of these items could have a material adverse effect on IFF’s results of operations, financial condition, and overall business.

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
As of September 30, 2026, the Company had recorded approximately $25 million of tariff refunds received, net of amounts expected to be remitted to customers, related to refunds of previously paid tariffs (including both continuing operations and discontinued operations). The Company will continue to evaluate new information and will recognize additional tariff refunds and any related obligations when the applicable recognition criteria under ASC 450, Contingencies, are met.

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
On May 29, 2026, we announced that we entered into a definitive agreement to divest our Food Ingredients disposal group. We determined that the held for sale and discontinued operations criteria have been met during the second quarter of 2026 and the Company has classified the results of operations of its Food Ingredients disposal group, as well as the results of the SCL disposal group, as discontinued operations for all periods presented. Our Food Ingredients disposal group consists of a diversified portfolio across natural, artificial and plant-based specialty food ingredients that provide functional properties solutions for food and beverage products, as well as specialty soy protein with value-added formulations, emulsifiers and sweeteners. The transaction is expected to close in the second quarter of 2027, subject to customary closing conditions and receipt of regulatory approvals.
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
Financial Performance Overview of Continuing Operations
Sales
Sales in the third quarter of 2026 increased $73 million, or 4% on a reported basis, to $1.942 billion compared to $1.869 billion in the 2025 period. On a comparable currency neutral basis, sales in the third quarter of 2026 increased 5% compared to the 2025 period. The increase was primarily driven by consolidated volume growth of 5%, with volume growth across all segments. The impact of exchange rate variations on net sales for the third quarter of 2026 was flat. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies. Comparable portfolio results exclude divestiture impacts of approximately $6 million from the sale of the CitraSource business and Rene Laurent business in France.
Gross Profit
Gross profit in the third quarter of 2026 increased $26 million, or 3%, to $825 million (42.5% of sales) compared to $799 million (42.8% of sales) in the 2025 period. The increase in gross profit was primarily driven by consolidated volume growth of 5%, with volume growth across all segments, and the benefit of tariff refunds received and recognized during the quarter of $7 million, partially offset by the impact of divestitures of $5 million.

RESULTS OF CONTINUING OPERATIONS

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)	2026	2025		Change	2026	2025		Change
Net sales	$1,942	$1,869		4%	$5,802	$5,838		(1)%
Cost of sales	1,117	1,070		4%	3,295	3,363		(2)%
Gross profit	825	799		3%	2,507	2,475		1%
Research and development (R&D) expenses	170	162		5%	494	487		1%
Selling and administrative (S&A) expenses	387	348		11%	1,158	1,147		1%
Amortization of acquisition-related intangibles	78	84		(7)%	244	246		(1)%
Impairment of goodwill	23	—		NMF	23	34		NMF
Restructuring and other charges	5	14		(64)%	15	49		(69)%
Losses on sale of assets	2	—		NMF	2	1		NMF
Operating profit	160	191		(16)%	571	511		12%
Interest expense	46	48		(4)%	136	180		(24)%
Gain on extinguishment of debt	—	—		NMF	—	(488)		NMF
(Gains) losses on business disposals	(2)	—		NMF	(1)	111		(101)%
Loss on assets classified as held for sale	236	—		NMF	263	—		NMF
Other expense, net	14	13		8%	47	52		(10)%
(Loss) Income from continuing operations before taxes	(134)	130		(203)%	126	656		(81)%
(Benefit) Provision for income taxes	(7)	31		(123)%	65	(61)		(207)%
Net (loss) income from continuing operations	$(127)	$99		(228)%	$61	$717		(91)%
Income (loss) from discontinued operations before tax	99	(74)		(234)%	143	(1,090)		(113)%
Provision (benefit) for income taxes from discontinued operations	27	(16)		(269)%	38	4		NMF
Net income (loss) from discontinued operations	72	(58)		(224)%	105	(1,094)		(110)%
Net (loss) income	(55)	41		(234)%	166	(377)		(144)%
Net income attributable to non-controlling interests from continuing operations	—	—		NMF	1	1		—%
Net income attributable to non-controlling interests from discontinued operations	—	1		(100)%	1	1		—%
Net (loss) income attributable to IFF shareholders	$(55)	$40		(238)%	$164	$(379)		(143)%
(Loss) Income per share - basic
Continuing operations	$(0.50)	$0.39		(230)%	$0.24	$2.81		(92)%
Discontinued operations	0.28	(0.23)		(224)%	0.41	(4.29)		(110)%
Net (loss) income per share - basic	$(0.22)	$0.16		(239)%	$0.65	$(1.48)		(144)%
(Loss) Income per share - diluted
Continuing operations	$(0.50)	$0.39		(230)%	$0.23	$2.80		(92)%
Discontinued operations	0.28	(0.23)		(224)%	0.41	(4.28)		(110)%
Net (loss) income per share - diluted	$(0.22)	$0.16		(240)%	$0.64	$(1.48)		(143)%
Gross margin	42.5%	42.8%	(30)	bps	43.2%	42.4%	80	bps
R&D as a percentage of sales	8.8%	8.7%	10	bps	8.5%	8.3%	20	bps
S&A as a percentage of sales	19.9%	18.6%	130	bps	20.0%	19.6%	40	bps
Operating margin	8.2%	10.2%	(200)	bps	9.8%	8.8%	100	bps
Effective tax rate	5.2%	23.8%		NMF	51.6%	(9.3)%		NMF
Segment net sales
Taste	$687	$658		4%	$2,055	$1,962		5%
Health & Biosciences	566	559		1%	1,742	1,638		6%
Scent	689	652		6%	2,005	1,869		7%
Pharma Solutions	—	—		NMF	—	369		(100)%
Consolidated	$1,942	$1,869		4%	$5,802	$5,838		(1)%
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

THIRD QUARTER 2026 IN COMPARISON TO THIRD QUARTER 2025
Sales performance by segment was as follows:

	% Change in Sales - Third Quarter 2026 vs. Third Quarter 2025
	Reported	Currency Neutral(2)	Comparable Currency Neutral(1)(2)
Taste	4%	5%	6%
Health & Biosciences	1%	1%	1%
Scent	6%	6%	6%
Total	4%	4%	5%
Comparable currency neutral reported performance by segment was as follows:

	Three Months Ended September 30,
	2026	2025
Net Sales
Taste	$691	$654
Health & Biosciences	566	559
Scent	691	650
Impact of Business Divestitures(1)	—	6
Impact of Currency Fluctuations(2)	(6)	—
Total	$1,942	$1,869
_______________________
(1)Impact of business divestitures in 2025 includes results of the Rene Laurent business (divested December 1, 2025) and the CitraSource business (divested July 1, 2026).
(2)Currency neutral sales are calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
Taste
Taste sales in 2026 increased $29 million, or 4% on a reported basis, to $687 million compared to $658 million in the prior year period. On a comparable currency neutral basis, Taste sales increased 6% in 2026 compared to the prior year period, primarily driven by volume increases of 5% across various business units. Exchange rate variations had an unfavorable impact of 1%. Comparable portfolio results exclude the impact of the divestiture of the Rene Laurent business with a sales impact of approximately $4 million.
Health & Biosciences
Health & Biosciences sales in 2026 increased $7 million, or 1% on a reported basis, to $566 million compared to $559 million in the prior year period. On a comparable currency neutral basis, Health & Biosciences sales increased 1% in 2026 compared to the prior year period, primarily driven by volume increases of 2% across various business units. Exchange rate variations remained flat.
Scent
Scent sales in 2026 increased $37 million, or 6% on a reported basis, to $689 million compared to $652 million in the prior year period. On a comparable currency neutral basis, Scent sales increased 6% in 2026 compared to the prior year period, primarily driven by volume increases of 7% across business units. Exchange rate variations remained flat.
Cost of Sales
Cost of sales increased $47 million to $1.117 billion (57.5% of sales) in the third quarter of 2026 compared to $1.070 billion (57.2% of sales) in the third quarter of 2025. The increase in cost of sales was primarily driven by volume increases of 5%.

Research and Development (“R&D”) Expenses
R&D expenses increased $8 million to $170 million (8.8% of sales) in the third quarter of 2026 compared to $162 million (8.7% of sales) in the third quarter of 2025 primarily driven by higher incentive compensation expense.
Selling and Administrative (“S&A”) Expenses
S&A expenses increased $39 million to $387 million (19.9% of sales) in the third quarter of 2026 compared to $348 million (18.6% of sales) in the third quarter of 2025. The increase in S&A expenses was primarily driven by additional regulatory costs of $28 million and higher incentive compensation expense.
Impairment of Goodwill
The Company recognized a $23 million goodwill impairment charge in 2026 related to the Botanicals & Food Enhancements disposal group. See Note 4 for additional information.
Amortization of Acquisition-Related Intangibles
Amortization expenses decreased to $78 million in the third quarter of 2026 compared to $84 million in the third quarter of 2025. The decrease in amortization expense was primarily driven by the intangible assets of the Botanicals & Food Enhancements disposal group and Meat Cultures business being classified as held for sale, and therefore no longer recognizing amortization expense on those intangible assets. See Note 12 for additional information.
Restructuring and Other Charges
Restructuring and other charges decreased to $5 million in the third quarter of 2026 compared to $14 million in the third quarter of 2025. The decrease was driven by lower severance expense. See Note 5 for additional information.
Interest Expense
Interest expense decreased to $46 million in the third quarter of 2026 compared to $48 million in the third quarter of 2025. The decrease in interest expense was due to lower debt outstanding. See Note 14 for additional information.
(Gains) Losses on Business Disposals
The net gain on business disposals was $2 million in the third quarter of 2026. The net gain in 2026 was driven by the post-closing adjustments for the Nitrocellulose divestiture. See Note 4 for additional information.
Loss on Assets Classified as Held for Sale
There was a $236 million loss on assets classified as held for sale in the third quarter of 2026 related to the Botanicals & Food Enhancements disposal group. See Note 4 for additional information.
Other Expense, Net
Other expense, net, increased to $14 million in the third quarter of 2026 compared to $13 million in the third quarter of 2025. See Note 9 for additional information.
Income Taxes
The effective tax rate for the three months ended September 30, 2026 decreased to 5.2% compared to 23.8% for the three months ended September 30, 2025. The year-over-year decrease was primarily driven by a discrete tax benefit resulting from the resolution of a Mexican tax matter as well as a non-deductible goodwill impairment. Additionally, the Company has reviewed the Global Anti-Base Erosion Model Rules (“Pillar Two”) introduced by the Organisation for Economic Cooperation and Development (“OECD”) and has determined that Pillar Two did not have a significant impact on the current period and is not expected to have a significant impact on income tax expense for the fiscal 2026 period.
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
Adjusted Operating EBITDA performance by segment was as follows:

	% Change in Adjusted Operating EBITDA - Third Quarter 2026 vs. Third Quarter 2025
	Reported	Comparable Currency Neutral Adjusted(1)(2)(3)
Taste	4%	7%
Health & Biosciences	1%	2%
Scent	9%	10%
Total	5%	6%

Comparable Currency Neutral Adjusted Operating EBITDA by segment was as follows:

	Three Months Ended September 30,
(DOLLARS IN MILLIONS)	2026	2025
Segment Adjusted Operating EBITDA from Continuing Operations:
Taste	$130	$122
Health & Biosciences	136	134
Scent	138	125
Impact of Business Divestitures(2)	—	3
Impact of Currency Fluctuations(3)	(1)	—
Total	403	384
Depreciation & Amortization	(156)	(151)
Interest Expense	(46)	(48)
Other Expense, net	(14)	(13)
Restructuring and Other Charges	(5)	(14)
Impairment of Goodwill	(23)	—
Gains on Business Disposals	2	—
Loss on Assets Classified as Held for Sale	(236)	—
Divestiture Costs	(10)	(11)
Strategic Initiative Costs	(9)	(10)
Regulatory Costs	(34)	(7)
Other	(6)	—
Income from continuing operations before taxes	$(134)	$130
Segment Adjusted Operating EBITDA margin:
Taste	18.8%	18.7%
Health & Biosciences	24.0%	24.0%
Scent	20.0%	19.2%
Consolidated	20.8%	20.5%
_______________________
(1)Refer to Note 7 for a reconciliation of Adjusted Operating EBITDA to Income (Loss) Before Taxes from continuing operations.
(2)Comparable portfolio results for 2025 exclude the impact of divestitures.
(3)Currency neutral amounts are calculated by translating current year transaction amounts at the exchange rates for the corresponding prior year period.

Taste Segment Adjusted Operating EBITDA
Taste Segment Adjusted Operating EBITDA increased $5 million, or 4% on a reported basis, to $128 million in the third quarter of 2026 (18.6% of segment sales) from $123 million (18.7% of segment sales) in the comparable 2025 period. On a comparable currency neutral basis, Taste Segment Adjusted Operating EBITDA increased 7% in 2026 compared to the prior year period led primarily by volume increases.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA increased $2 million, or 1% on a reported basis, to $136 million in the third quarter of 2026 (24.0% of segment sales) from $134 million in the comparable 2025 period (24.0% of segment sales). On a comparable currency neutral basis, Health & Biosciences Segment Adjusted Operating EBITDA increased 2% in 2026 compared to the prior year period led primarily by volume increases.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA increased $12 million, or 9% on a reported basis, to $139 million in the third quarter of 2026 (20.2% of segment sales) from $127 million (19.5% of segment sales) in the comparable 2025 period. On a comparable currency neutral basis, Scent Segment Adjusted Operating EBITDA increased 10% in 2026 compared to the prior year period led primarily by volume increases and the net benefit of tariff refunds of $6 million.

FIRST NINE MONTHS 2026 IN COMPARISON TO FIRST NINE MONTHS 2025
Sales
Sales for the first nine months of 2026 decreased $36 million, or 1% on a reported basis, to $5.802 billion compared to $5.838 billion in the 2025 period. On a comparable currency neutral basis, sales for the first nine months of 2026 increased 4% compared to the 2025 period. Exchange rate variations had a favorable impact on net sales in the first nine months of 2026 of 2%. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies. Comparable portfolio results exclude the impact of divestitures which was approximately $385 million.
Sales Performance by Segment

	% Change in Sales - First Nine Months 2026 vs. First Nine Months 2025
	Reported	Currency Neutral(2)	Comparable Currency Neutral(1)(2)
Taste	5%	3%	4%
Health & Biosciences	6%	4%	4%
Scent	7%	5%	5%
Pharma Solutions	-100%	-100%	—%
Total	-1%	-3%	4%
Comparable currency neutral reported performance by segment was as follows:

	Nine Months Ended September 30,
	2026	2025
Net Sales
Taste	$2,028	$1,948
Health & Biosciences	1,700	1,638
Scent	1,963	1,867
Impact of Business Divestitures(1)	—	385
Impact of Currency Fluctuations(2)	111	—
Total	$5,802	$5,838
_______________________
(1)Impact of business divestitures in 2025 includes results of the Rene Laurent business (divested December 1, 2025), the CitraSource business (divested July 1, 2026), and the Pharma Solutions disposal group and Nitrocellulose business (divested May 1, 2025 and May 9, 2025, respectively).
(2)Currency neutral sales are calculated by translating current year invoiced sale amounts at the exchange rates for the corresponding prior year period.
Taste
Taste sales in 2026 increased $93 million, or 5% on a reported basis, to $2.055 billion compared to $1.962 billion in the prior year period. On a comparable currency neutral basis, Taste sales increased 4% in 2026 compared to the prior year period, primarily driven by volume increases of 3%. Exchange rate variations had a favorable impact of 2%. Comparable portfolio results exclude the impact of the divestiture of the Rene Laurent business with a sales impact of approximately $14 million.
Health & Biosciences
Health & Biosciences sales in 2026 increased $104 million, or 6% on a reported basis, to $1.742 billion compared to $1.638 billion in the prior year period. On a comparable currency neutral basis, Health & Biosciences sales increased 4% in 2026 compared to the prior year period, primarily driven by volume increases of 4%. Exchange rate variations had a favorable impact of 2%.
Scent
Scent sales in 2026 increased $136 million, or 7% on a reported basis, to $2.005 billion compared to $1.869 billion in the prior year period. On a comparable currency neutral basis, Scent sales increased 5% in 2026 compared to the prior year period, driven by volume increases of 6%. Exchange rate variations had a favorable impact of 2%.
Pharma Solutions
The Company completed the divestiture of the Pharma Solutions disposal group on May 1, 2025, and the Nitrocellulose business on May 9, 2025. Accordingly, there were no Pharma Solutions segment results reported for the nine months ended September 30, 2026.
Cost of sales
Cost of sales decreased $68 million to $3.295 billion (56.8% of sales) in the first nine months of 2026 compared to $3.363 billion (57.6% of sales) in the 2025 period. The decrease in cost of sales was primarily driven by the impact of divestitures of approximately $252 million and the benefit of tariff refunds recognized during the period of $33 million, partially offset by volume increases of 4%.
Research and Development (“R&D”) Expenses
R&D expenses increased $7 million to $494 million (8.5% of sales) in the first nine months of 2026 compared to $487 million (8.3% of sales) in the 2025 period. The increase in R&D expenses was primarily driven by higher incentive compensation expense.
Selling and Administrative (“S&A”) Expenses
S&A expenses increased $11 million to $1.158 billion (20.0% of sales) in the first nine months of 2026 compared to $1.147 billion (19.6% of sales) in the 2025 period. The increase in S&A expenses was primarily driven by increased regulatory costs of $45 million and higher incentive compensation expense of $44 million, partially offset by lower divestiture costs of $63 million.
Amortization of Acquisition-Related Intangibles
Amortization expenses decreased to $244 million in the first nine months of 2026 compared to $246 million in the 2025 period. The decrease in amortization expense was primarily driven by the intangible assets of the Botanicals & Food Enhancements disposal group and Meat Cultures business being classified as “held for sale,” and therefore no longer recognizing amortization expense on those intangible assets, partially offset by the impact of foreign currency exchange rates. See Note 12 for additional information.
Impairment of Goodwill
The impairment of goodwill decreased to $23 million in the first nine months of 2026 from $34 million in the 2025 period. The 2026 impairment of goodwill was related to the Botanicals & Food Enhancements disposal group. The 2025 impairment of goodwill was attributable to the portion of the Food Ingredients reporting unit that is not included within the Food Ingredients or SCL disposal groups. See Note 4 for additional information.
Restructuring and Other Charges
Restructuring and other charges decreased to $15 million in the first nine months of 2026 compared to $49 million in the 2025 period. The decrease was driven by lower severance costs incurred as part of the IFF Productivity Program in 2026 compared to 2025. See Note 5 for additional information.
Interest Expense
Interest expense decreased to $136 million in the first nine months of 2026 compared to $180 million in the 2025 period. The decrease in interest expense was due to lower debt outstanding. See Note 14 for additional information.

Gain on Extinguishment of Debt
Gain on extinguishment of debt was $488 million in the first nine months of 2025 due to the repurchase of approximately $2.5 billion of notes for approximately $2.0 billion in cash, using the proceeds from the divestitures. See Note 14 for additional information.
(Gains) Losses on Business Disposals
A net gain on business disposals of $1 million was recognized during the first nine months of 2026 compared to a net loss of $111 million during the 2025 period. The net loss in 2025 was primarily driven by the Pharma Solutions disposal group and Nitrocellulose business divestitures. See Note 4 for additional information.
Loss on Assets Classified as Held for Sale
During the first nine months of 2026, the Company recognized losses on assets classified as held for sale of $236 million related to the Botanicals & Food Enhancements disposal group and $27 million related to the CitraSource business. See Note 4 for additional information.
Other Expense, Net
Other expense, net, was $47 million in the first nine months of 2026 compared to $52 million in the 2025 period. The decrease was due to decreased foreign exchange losses, partially offset by lower pension-related benefit in 2026. See Note 9 for additional information.
Income Taxes
The effective tax rate for the nine months ended September 30, 2026 was 51.6% compared to (9.3)% for the nine months ended September 30, 2025. The year-over-year increase was primarily driven by non-deductible regulatory costs and changes in the mix of earnings following business divestitures, as well as tax costs associated with repatriation activities, partially offset by a discrete benefit resulting from the resolution of a Mexican tax matter. For the nine months ended September 30, 2025, benefits were received primarily driven by the entity realignment project and favorable legislative changes impacting U.S. foreign inclusions. These were offset by goodwill impairment and the impact of business divestitures. Additionally, the Company has reviewed the Pillar Two rules introduced by the OECD and has determined that Pillar Two did not have a significant impact on the current period and is not expected to have a significant impact on income tax expense for the fiscal 2026 period.
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
Adjusted Operating EBITDA performance by segment was as follows:

	% Change in Adjusted Operating EBITDA - First Nine Months 2026 vs. First Nine Months 2025
	Reported	Comparable Currency Neutral Adjusted(1)(2)(3)
Taste	9%	11%
Health & Biosciences	8%	6%
Scent	7%	5%
Pharma Solutions	-100%	—%
Total	1%	7%

Comparable Currency Neutral Adjusted Operating EBITDA by segments was as follows:

	Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2026	2025
Segment Adjusted Operating EBITDA from Continuing Operations:
Taste	$398	$358
Health & Biosciences	413	390
Scent	396	378
Impact of Business Divestitures(2)	—	101
Impact of Currency Fluctuations(3)	37	—
Total	1,244	1,227
Depreciation & Amortization	(462)	(439)
Interest Expense	(136)	(180)
Other Expense, net	(47)	(52)
Restructuring and Other Charges	(15)	(49)
Impairment of Goodwill	(23)	(34)
Gains (Losses) on Business Disposals	1	(111)
Loss on Assets Classified as Held for Sale	(263)	—
Divestiture Costs	(25)	(88)
Strategic Initiative Costs	(27)	(24)
Gain on Debt Extinguishment	—	488
Regulatory Costs	(115)	(71)
Entity Realignment Costs	(2)	(5)
Other	(4)	(6)
Income from continuing operations before taxes	$126	$656
Segment Adjusted Operating EBITDA margin:
Taste	19.6%	18.4%
Health & Biosciences	24.3%	23.8%
Scent	20.2%	20.2%
Consolidated	21.4%	21.0%
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

	Nine Months Ended September 30, 2025
	Selling & Administrative Expenses	Total EBITDA Impact
Taste	$6	$(6)
Health & Biosciences	6	(6)
Scent	6	(6)
Total	$18	$(18)

Taste Segment Adjusted Operating EBITDA
Taste Segment Adjusted Operating EBITDA increased $35 million, or 9% on a reported basis, to $404 million in the first nine months of 2026 (19.7% of segment sales) from $369 million (18.8% of segment sales) in the comparable 2025 period. On a comparable currency neutral basis, Taste Segment Adjusted Operating EBITDA increased 11% in 2026 compared to the prior year period, primarily driven by volume increases. Comparable portfolio results exclude the impact of the divestiture of the Rene Laurent business with a EBITDA impact of approximately $5 million.
Health & Biosciences Segment Adjusted Operating EBITDA
Health & Biosciences Segment Adjusted Operating EBITDA increased $30 million, or 8% on a reported basis, to $426 million in the first nine months of 2026 (24.5% of segment sales) from $396 million in the comparable 2025 period (24.2% of segment sales). On a comparable currency neutral basis, Health & Biosciences Segment Adjusted Operating EBITDA increased 6% in 2026 compared to the prior year period, primarily driven by volume increases and the $8 million net benefit of tariff refunds.
Scent Segment Adjusted Operating EBITDA
Scent Segment Adjusted Operating EBITDA increased $28 million, or 7% on a reported basis, to $414 million in the first nine months of 2026 (20.6% of segment sales) from $386 million (20.7% of segment sales) in the comparable 2025 period. On a comparable currency neutral basis, Scent Segment Adjusted Operating EBITDA increased 5% in 2026 compared to the prior year period, primarily driven by volume increases and the $9 million net benefit of tariff refunds.
Pharma Solutions Segment Adjusted Operating EBITDA
The Company completed the divestiture of the Pharma Solutions disposal group on May 1, 2025, and the Nitrocellulose business on May 9, 2025. Accordingly, there were no Pharma Solutions segment results reported for the nine months ended September 30, 2026.

Liquidity
Cash and Cash Equivalents
We had cash and cash equivalents of $519 million at September 30, 2026 compared to $590 million on the Consolidated Balance Sheets at December 31, 2025. Of the $519 million balance at September 30, 2026, $5 million was classified as assets held for sale and $242 million was included in current assets from discontinued operations. Of the $590 million balance at December 31, 2025, $243 million was included in current assets from discontinued operations. A portion of this balance was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate cash from our non-U.S. subsidiaries to fund financial obligations in the U.S. As we repatriate these funds to the U.S., there will be required income taxes payable in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of September 30, 2026, we had a deferred tax liability of approximately $167 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
Cash Flows Provided By Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2026 were $820 million, compared to $532 million for the nine months ended September 30, 2025. The increase in cash flows from operating activities during 2026 was primarily driven by the decrease in working capital, largely related to inventories, accounts payables and a smaller incentive compensation payout made in 2026 related to 2025 results compared to the prior year, partially offset by an increase in accounts receivable in the current year.

Cash Flows (Used In) Provided By Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2026 were $274 million, compared to cash flows provided by investing activities of $2.426 billion in the prior year period. Investing cash outflows used in the current year were primarily driven by $449 million of additions to property, plant and equipment, partially offset by $247 million of net proceeds from the divestiture of the SCL disposal group, the collection of an earnout related to the prior year divestiture of the Pharma Solutions disposal group, and net proceeds from the divestiture of the CitraSource business. Cash flows provided by investing activities during 2025 were primarily comprised of net proceeds of $2.707 billion received in the prior year period from the divestitures of the Pharma Solutions disposal group, the Nitrocellulose business and the Tobacco Flavoring business in North America, partially offset by additions to property, plant and equipment of $406 million.
We have evaluated and re-prioritized our capital projects and expect that capital spending in 2026 will be approximately 5.5% of total company sales (net of potential grants and other reimbursements from government authorities), consistent with capital spending in 2025.
Cash Flows Used In Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2026 were $609 million, compared to $2.891 billion in the prior year period. The decrease in cash flows used in financing activities was primarily driven by the Company’s prior year purchase for cash of certain of its outstanding series of Senior Notes for an aggregate purchase price, excluding accrued and unpaid interest, of $2.0 billion, as well as $1.0 billion of proceeds from the Delayed Draw Term Loan Facility, which substantially funded the repayment of the €800 million ($912 million) 2026 Euro Notes on September 25, 2026. The decrease was also driven by decreased net commercial paper borrowings of $224 million during the nine months ended September 30, 2026 compared to $370 million in the 2025 period. The decrease was partially offset by $584 million of common stock repurchases under the Company’s share repurchase programs.
We paid dividends totaling $306 million in both the 2026 and 2025 periods. We declared a cash dividend per share of $0.40 in the third quarter of 2026 that was paid on October 9, 2026 to all shareholders of record as of September 18, 2026.
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
Share Repurchase Authorization
On August 4, 2026, the Company announced that its Board of Directors authorized an enhanced share repurchase authorization with a total value of $2.5 billion; this amount included approximately $400 million remaining on its prior authorization. Under the program, the Board of Directors authorized an accelerated share repurchase (“ASR”) of $500 million.
On August 21, 2026, the Company entered into an ASR agreement with Wells Fargo Bank, National Association to repurchase the Company’s shares under a forward share repurchase transaction. During the three months ended September 30, 2026, the Company received approximately 4.8 million shares related to the ASR Agreement and recorded $500 million to treasury stock for the cost of shares received as well as associated fees and excise tax. On November 3, 2026, upon final settlement of the ASR agreement, the Company received approximately 1 million additional shares.
The remaining unused amount of the share repurchase authorization is expected to be executed following the closing of the Food Ingredients disposal group divestiture, with an expected completion of the program by the end of 2027. The Board will review the share repurchase program periodically and may authorize adjustments of its term and size. The Company plans to fund repurchases from cash provided by operating activities, short-term debt and net cash proceeds provided by the divestiture of the Food Ingredients disposal group.

Factoring Arrangements
We utilize both company-sponsored and customer-sponsored non-recourse receivables factoring programs as part of our working capital and liquidity management strategy. Under these arrangements, we sell the trade receivables to unrelated financial institutions and account for the transactions as sales of receivables. On a total Company basis (including both continuing operations and discontinued operations), during the nine months ended September 30, 2026 and September 30, 2025, we sold approximately $1,162 million and $824 million respectively, of receivables under our own factoring agreements and $305 million and $556 million respectively, of receivables under customer-sponsored factoring agreements. Both company-sponsored and customer-sponsored agreements generated cash proceeds that were reflected in operating cash flows. The Company has $575 million of total capacity under its company-sponsored factoring agreements, of which approximately $294 million is available as of September 30, 2026.
Our participation in these programs accelerates the conversion of trade receivables into cash and provides an additional source of short-term liquidity, resulting in a benefit to operating cash flow for the period. While we do not depend on these arrangements to fund our operations or capital requirements, a material reduction or discontinuation of the programs could temporarily cause an unfavorable impact on operating cash flows because receivables would remain outstanding longer before cash collection. Refer to Note 1 for further information regarding these arrangements.
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
As of September 30, 2026, we had no outstanding borrowings under our $2 billion Revolving Credit Facility. The amount that we are able to draw down under the Revolving Credit Facility is limited by financial covenants as described in more detail below. As of September 30, 2026, our available capacity was $2 billion under the Revolving Credit Facility.
Refer to Note 14 of this Form 10-Q and Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 14 of our 2025 Form 10-K for additional information.
Debt Covenants
At September 30, 2026, we were in compliance with all financial and other covenants, including the net debt to credit adjusted EBITDA(1) ratio. At September 30, 2026, our net debt to credit adjusted EBITDA(1) ratio was 2.75 to 1.0 as defined by the credit facility agreements, which is below the relevant level provided by our financial covenants of existing outstanding debt.
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

(DOLLARS IN MILLIONS)	Twelve Months Ended September 30, 2026
Net income	$183
Interest expense	185
Income taxes	107
Depreciation and amortization	851
Specified items(1)	420
Non-cash items(2)	357
Credit Adjusted EBITDA(3)	$2,103
_______________________
(1)Specified items consisted of restructuring and other charges, impairment of goodwill, divestiture costs, strategic initiative costs, regulatory costs, and other costs that are not related to recurring operations.
(2)Non-cash items consisted of losses (gains) on business disposals, loss on assets classified as held for sale, and stock-based compensation.
(3)Credit Adjusted EBITDA presented includes results from continuing and discontinued operations.

(DOLLARS IN MILLIONS)	September 30, 2026
Total debt(1)	$6,307
Adjustments:
Cash and cash equivalents	519
Net debt	$5,788
_______________________
(1)Total debt used for the calculation of net debt consisted of short-term debt, long-term debt, short-term finance lease obligations and long-term finance lease obligations.
Delayed Draw Term Loan Facility
As of September 30, 2026, we had $1.0 billion outstanding under our senior unsecured delayed draw term loan facility. Borrowings bear interest at Term SOFR plus an applicable margin ranging from 0.875% to 1.500% per year, or, at our option, a base rate plus an applicable margin ranging from 0.000% to 0.500% per year, in each case based on our public debt ratings. The loan has a contractual maturity of December 31, 2027, but is subject to mandatory prepayment with the net cash proceeds from the sale of our Food Ingredients business. See Note 14 for additional information.
Senior Notes
As of September 30, 2026, we had $4.697 billion aggregate principal amount outstanding in senior unsecured notes, with the full amount denominated in USD. The notes bear effective interest rates ranging from 1.56% per year to 5.12% per year, with maturities from October 15, 2027 to December 1, 2050. See Note 14 for additional information.
Contractual Obligations
On a total Company basis, we expect to contribute a total of $5 million to our U.S. pension plans and a total of $17 million to our non-U.S. pension plans during 2026. During the nine months ended September 30, 2026, $11 million of contributions were made to the non-U.S. pension plans and $3 million of contributions were made with respect to the non-qualified U.S. pension plans. We also expect to contribute $4 million to our postretirement benefits other than pension plans during 2026. During the nine months ended September 30, 2026, $2 million of benefit payments were made to postretirement benefits other than pension plans.
As discussed in Note 18 to the Consolidated Financial Statements, at September 30, 2026, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances, these arrangements are not reasonably likely to have a material impact on our consolidated financial condition, results of operations or cash flows.
New Accounting Standards
Refer to Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Non-GAAP Financial Measures

We use non-GAAP financial measures in this Form 10-Q, including: (i) comparable currency neutral metrics, (ii) adjusted operating EBITDA, comparable currency neutral adjusted operating EBITDA, (iii) adjusted operating EBITDA margin, and (iv) net debt to credit adjusted EBITDA. We also provide the non-GAAP measure net debt solely for the purpose of providing information on the extent to which the Company is in compliance with debt covenants contained in its debt agreements. Unless otherwise noted, all non-GAAP amounts and percentages in this Form 10-Q reflect the results from continuing operations, with the exception of net debt to credit adjusted EBITDA, which is presented on a combined continuing and discontinued basis. Our non-GAAP financial measures are defined below.
These non-GAAP financial measures are intended to provide additional information regarding our underlying operating results and comparable year-over-year performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. In discussing our historical and expected future results and financial condition, we believe it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparable basis, financial amounts both including and excluding these identified items, as well as the impact of exchange rate fluctuations. These non-GAAP measures should not be considered in isolation or as substitutes for analysis of the Company’s results under GAAP and may not be comparable to other companies’ calculations of such metrics.
Currency Neutral metrics eliminate the effects that result from translating non-U.S. currencies to U.S. dollars. We calculate currency neutral numbers by translating current year invoiced sale amounts at the exchange rates used for the corresponding prior year period. We use currency neutral results in our analysis of segment performance. We also use currency neutral numbers when analyzing our performance against that of our competitors.
Comparable results for the third quarter and first nine months of 2026 exclude the impact of divestitures.
Adjusted operating EBITDA and adjusted operating EBITDA margin exclude depreciation and amortization, interest expense, other expense, net, and certain non-recurring or unusual items that are not part of recurring operations such as impairment of goodwill, restructuring and other charges, losses (gains) on business disposals, loss on assets classified as held for sale, divestiture costs, strategic initiative costs, regulatory costs, gain on debt extinguishment, entity realignment costs and other costs that are not related to recurring operations.
Net debt to credit adjusted EBITDA is the leverage ratio used in our credit agreements and defined as net debt (which is debt for borrowed money less cash and cash equivalents) divided by the trailing 12-month credit adjusted EBITDA. Credit adjusted EBITDA is defined as income (loss) before interest expense, income taxes, depreciation and amortization, specified items and non-cash items.
Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
This Form 10-Q includes statements that are not historical facts and are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations, including with respect to our financial and operational outlook (sales, adjusted operating EBITDA and cash flow), portfolio optimization initiatives (including the pending divestiture of the Food Ingredients disposal group and the expected timing and benefits thereof), pricing, productivity and cost-discipline actions, capital allocation, future operations, growth potential, strategic investments and the expected effects of foreign exchange. These statements reflect management’s present views, are based on a series of expectations, assumptions, estimates and projections about the Company, are subject to change, and involve uncertainties that could cause actual results to differ materially. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “intend”, “outlook”, “may”, “will”, “would”, “estimate”, “should”, “predict”, “plan”, “project”, “could”, “potential”, “seek”, “target”, “continue”, “future”, and similar terms or variations thereof. These statements are not guarantees of future performance and are subject to risks and uncertainties that could lead to materially different outcomes. Such risks, uncertainties and other factors include, among others, the following:
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

•cybersecurity incidents, artificial intelligence compliance risks, data privacy and compliance with data protection laws, and risks associated with the use of artificial intelligence tools;
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
The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. Important factors are described under “Risk Factors” in our 2025 Form 10-K and in our subsequent filings with the SEC, and those disclosures are incorporated herein by reference.
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
We use derivative instruments as part of our interest rate risk management strategy. We have entered into certain cross currency swap agreements in order to mitigate a portion of our net European investments from foreign currency risk. As of September 30, 2026, these swaps were in a net liability position with an aggregate fair value of $166 million. Based on a hypothetical decrease or increase of 10% in the value of the U.S. dollar against the Euro, the estimated fair value of our cross currency swaps would change by approximately $245 million.

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
(b) Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes information with respect to the Company’s purchase of its common stock during the three months ended September 30, 2026, reported on a settlement date basis.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (Dollars in Millions)
July 1-31, 2026	142,477	$77.88	142,477	$380
August 1-31, 2026	4,775,323	84.74	4,775,323	2,098
September 1-30, 2026	—	—	—	2,098
Total	4,917,800	$84.54	4,917,800	$2,098
As announced on August 5, 2025, the Company’s Board of Directors authorized a repurchase plan of up to $500 million of common stock. The program began on October 1, 2025 and does not have a specified term or termination date. Subject to market conditions, we expect to repurchase all shares under this authorization, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1 under the Exchange Act, and in block trades, or a combination of the foregoing.
On August 4, 2026, the Company announced that its Board of Directors authorized an enhanced share repurchase authorization with a total value of $2.5 billion; this amount included approximately $400 million remaining on its prior authorization. Under the program, the Board of Directors authorized an accelerated share repurchase (“ASR”) of $500 million.
On August 21, 2026, the Company entered into an ASR agreement with Wells Fargo Bank, National Association to repurchase the Company’s shares under a forward share repurchase transaction. During the three months ended September 30, 2026, the Company received approximately 4.8 million shares related to the ASR Agreement and recorded $500 million to treasury stock for the cost of shares received as well as associated fees and excise tax. On November 3, 2026, upon final settlement of the ASR agreement, we received approximately 1.0 million additional shares of our common stock based on a daily-volume weighted average price of $86.30 during the term of the ASR agreement.
The remaining unused amount of the share repurchase authorization is expected to be executed following the closing of the Food Ingredients disposal group divestiture, with an expected completion of the program by the end of 2027. The Board will review the share repurchase program periodically and may authorize adjustments of its term and size. The Company plans to fund repurchases from cash provided by operating activities, short-term debt and net cash proceeds provided by the divestiture of the Food Ingredients disposal group.

ITEM 5. OTHER INFORMATION.
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “10b5-1 trading arrangement”) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.

10.1	Transaction Agreement, dated as of May 28, 2026 by and among International Flavors & Fragrances, Inc., Foxtrot US BidCo Inc., and Foxtrot MidCo LP.
31.1	Certification of J. Erik Fyrwald pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Michael DeVeau pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of J. Erik Fyrwald and Michael DeVeau pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 3, 2026	By:	/s/ J. Erik Fyrwald
J. Erik Fyrwald
Chief Executive Officer and Director (Principal Executive Officer)

Dated:	November 3, 2026	By:	/s/ Michael DeVeau
Michael DeVeau
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Dated:	November 3, 2026	By:	/s/ Marc Birenkrant
Marc Birenkrant
Controller & Chief Accounting Officer (Principal Accounting Officer)